Form 10-K
period 2013-12-28
Care.com Inc
filed 2014-03-06
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-24821

Care.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-578-5879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
201 Jones Road, Suite 500 Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)
(781) 642-5900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of exchange on which registered
Common Stock, par value $0.001		The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [ ]    No  [x]
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  [ ]    No  [x]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ ]    No  [x]
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[x]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of February 28, 2014, there were 30,962,760 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.
The aggregate market value of Care.com, Inc. voting and non-voting common equity held by non-affiliates as of March 5, 2014 based on the closing sale price of $21.03 per share as reported on the New York Stock Exchange on that date was $651.2 million. The registrant has provided this information as of March 5, 2014 because its common stock was not publicly traded as of the last business day of its most recently completed fiscal quarter.

Documents Incorporated By Reference:
Portions of the Registrant’s proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

CARE.COM, INC.
FORM 10-K

PART I
ITEM 1.    BUSINESS
This summary highlights information contained elsewhere in this Annual Report on Form 10-K and does not contain all of the information you should consider in making your investment decision. Before deciding to invest in shares of our common stock, you should read this summary together with the more detailed information, including our consolidated financial statements and the related notes, included in Item 8. of this Annual Report on Form 10-K. You should carefully consider, among other things, the matters discussed in "Risk Factors," our consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in each case included in Item 1A of this Annual Report on Form 10-K.
Our Mission
Our mission is to improve the lives of families and caregivers by helping them connect in a reliable and easy way. Our solutions help families make informed decisions in one of the most important and highly considered aspects of their family life—finding and managing quality care for their family—their children, parents, pets and other loved ones. In providing families a comprehensive marketplace for care, we are building the largest destination for quality caregivers to find fulfilling employment and career opportunities globally. We strive to help our members—families and caregivers—pursue their passions and fulfill the basic human need of caring for each other.
Our Company
We are the world’s largest online marketplace for finding and managing family care. As of the date of the filing of this Annual Report on Form 10-K, we had more than 9.7 million members, including 5.2 million families and 4.5 million caregivers, spanning 16 countries. In Fiscal 2013, we had an average of over 6.3 million unique visitors to our platform each month, including approximately 2.2 million visitors per month from mobile devices. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities. In Fiscal 2013, 60% of all job postings were for part-time care services, with the remaining 40% seeking full-time care. Examples of the various types of care services families find in our marketplace, depending on their diverse and evolving needs, include:
•    An experienced nanny to care for a new-born child and help with laundry;
•    A daycare professional seeking to earn additional income by babysitting on occasional ‘‘date nights’’;

•	A college student helping to pay tuition by watching a 7 and 10-year old and assisting with after-school pick-ups, driving to activities, homework and meal preparation;
•    A retired nurse to drive an aging parent to routine medical appointments and assist with personal hygiene; and
•    A pet lover to take the family dog for her daily walk and care for her during family vacations.
We believe the scale and breadth of our services, combined with our commitment to delivering the best possible member experience for families and caregivers, have made us the most trusted and leading brand for finding and managing family care.
Our platform provides families with robust solutions. Our consumer matching solutions—our core offering—allow families to search for, qualify, vet, connect with and ultimately select caregivers in a low-cost, reliable and easy way. Our platform also provides caregivers with solutions to create personal profiles, describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace.
In addition to our core consumer matching solutions, we offer our members innovative products and services to facilitate their interaction with caregivers. We provide solutions intended to improve both the ease and reliability of the care relationship in the home. One product area we are particularly focused on is consumer payments. Through our consumer payments solutions, families can not only electronically pay a caregiver, they can also subscribe for tax preparation services through our Care.com HomePay product. This product offering deepens our relationship with our members and could enhance the lifetime value associated with each member.
Our primary target market is women, who typically take the responsibility of making care decisions for their family—either as mothers or adult daughters—and are a majority of caregivers. Women represent 95% of our caregivers and 85% of our care-seeking members. As a result of the shared characteristics of both sides of our marketplace, we are able to leverage our marketing investments targeted at families to also attract caregivers.
We have expanded our marketplace beyond families and caregivers. We also serve employers by providing access to our platform to over 600,000 employer-sponsored families. In addition, we serve care-related businesses—such as day care centers, nanny agencies and home care agencies—who wish to market their services to our care-seeking families and recruit our caregiver members. These businesses improve our member experience by providing additional caregiving choices for families and employment opportunities for caregivers.
We have experienced rapid growth in revenue and members. Our members grew to 9.7 million as of December 28, 2013 from 6.7 million as of December 31, 2012, representing a 46% annual growth rate. Our revenue has grown to $81.5 million in fiscal 2013 from $48.5 million in fiscal 2012, representing a 68% annual growth rate, primarily driven by our consumer matching solutions. We experienced net losses of $28.3 million and $20.4 million in Fiscal 2013 and Fiscal 2012, respectively, representing a decrease as a percentage of revenue of 7%.
Our Market Opportunity
The market for care is large and highly fragmented. According to IBIS research, in 2012, an aggregate of $243 billion was spent in the United States on care, including day care, in-home care providers, housekeepers, nursing care facilities, tutoring and pet care. We believe that our target market includes all households with income greater than $50,000 and 15% of households with income less than $50,000, in each case with either a child under the age of 18 or a senior over the age of 65. According to the U.S. Census Bureau, there were 42 million such households in the United States in 2010. The needs of families seeking care are diverse, taking many different forms depending on the circumstances and life stage of the family. These needs include childcare, such as nannies and babysitters, in-home senior care, such as assistance with personal hygiene, meal preparation and transportation, and other family care needs, such as pet care, tutoring and housekeeping.

We believe that the following key trends contribute to the large and growing total addressable market for online care marketplaces:

•	Significant percentage of dual-income and single-parent households with children;
•Aging population with a high preference for in-home care;
•The growth in employer sponsored care services; and

•	Consumers increasingly using the internet and mobile devices for important and highly personal decisions and transactions.
Despite the size and growth of the care market, there has historically been no proven, efficient and cost-effective way for families to connect with quality caregivers and for caregivers or care-related businesses to target a large number of families.
Our Solutions
Our suite of products and services enables families to manage their diverse and evolving care needs, caregivers to find jobs and manage their careers and businesses to recruit employees and advertise their business profiles.
Efficient, Reliable and Affordable Way for Families and Caregivers to Connect and Manage Their Care and Career Needs
Our comprehensive and differentiated platform provides significant benefits to our members, including:

•
Efficient and reliable way for families to find quality caregivers. Our members have access to easy-to-use job posting tools, powerful search features and detailed caregiver profiles that are designed to allow them to efficiently navigate our vast database of individual caregivers and assess which caregivers best suit their needs. We also provide families with a comprehensive suite of tools and resources to help them make more informed decisions throughout the search and hiring process, including rate calculators, reviews, articles, an online safety center and access to a range of background checking services.

•
Efficient way for caregivers to target large, qualified audiences and professionalize their careers. Caregivers can easily create detailed profiles that include work history, education, credentials, references, third-party background check results and information about the specific care services they provide. In addition, we provide caregivers with services, educational resources and content to professionalize and manage their careers, as well as the opportunity to establish their professional reputation and enhance their profile through the reviews and ratings they receive from families.

•
Easy-to-use and secure communication tools. We provide a cross-platform suite of communication tools to enable easy and efficient communication between families and caregivers. These easy-to-use tools are built around a monitored messaging system that members access through the Care.com website and mobile apps. Families may communicate with caregivers individually or send a broadcast message to a list of ‘‘favorite’’ caregivers. When members receive new messages they can be notified by email, SMS text messages and alert notifications on their mobile devices. For greater security, members can respond to email notifications through our monitored messaging system without exposing their email address to other members. Additionally, if a caregiver shares a phone number, families may contact caregivers by phone or SMS text messages.

•
Comprehensive solutions. Through our platform, families have access to a broad range of care solutions to address their diverse and evolving care needs, including childcare, tutoring, senior care options and housekeeping. In addition, families can use our solutions for back-up care when primary care arrangements fall through. Families also have access to a range of payment services to help manage the financial relationship with their caregivers. Similarly, caregivers can apply to jobs in any category of care posted by families or by care-related businesses.

•
Cost-effective alternative. Families are provided free access to search, post a job and preview detailed caregiver profiles. After an initial review of profiles, families have the option of selecting a paid subscription plan to contact caregivers and access background checks. Our consumer matching subscription pricing for families ranges from approximately $37 for a monthly subscription to $147 for an annual subscription. This subscription allows families to contact an unlimited number of caregivers through our platform during the term of the subscription, including nannies, babysitters, pet sitters and tutors. At no additional cost, paying members can also request an unlimited number of preliminary background checks on caregivers. Our caregiver members can apply to jobs through our platform and target families and care-related businesses at no cost. Caregivers have the option to pay for additional features such as priority notification of newly posted jobs.

•
Anytime, anywhere access. Our services are available across multiple platforms and mobile devices to ensure that our members access Care.com easily and conveniently wherever they go. We provide our services through mobile apps on iOS and Android devices. We also make our website experience available on personal computers and mobile web browsers. Across these platforms, members are able to access our core features for finding care and jobs and for paying caregivers.

Easy-to-Use Payment Offerings
We provide HomePay, a payroll and tax product for families that employ a household worker. HomePay is not only designed to facilitate the management of a family’s financial relationship with a caregiver, but also to enable a caregiver to establish the compliance framework to qualify for important household employee benefits. We also provide a convenience payments product that enables families to make electronic payments to caregivers from a computer or mobile device.
Comprehensive Care Solution for Employers
We provide a comprehensive suite of care services for employers to offer to their employees, including our consumer matching solutions, payment offerings, back-up care services and care concierge services. In addition to helping employees better manage the balance between work and home life, these services are designed to benefit employers by promoting increased productivity, engagement, loyalty and reduced care-related absences.
Efficient Marketing and Recruiting Channel for Care-Related Businesses
We provide a highly targeted suite of marketing and recruiting solutions for care-related businesses. These solutions enable care-related businesses to advertise their business profiles to millions of families seeking care and to post care jobs and search our database of caregivers seeking employment.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and contribute to our success:

Largest Global Marketplace Focused on Care
We are the world’s largest online marketplace for finding and managing family care with more than 9.7 million members, including 5.2 million families and 4.4 million caregivers, spanning 16 countries. Since the launch of our marketplace in 2007, we estimate, based on internal member surveys, that over half a million families have found caregivers and over half a million caregivers have found care jobs through our service in the areas of childcare, senior care, special needs care, tutoring, pet care and housekeeping.
High Quality Match Rate
Based on our high match rate of paying families with caregivers, we believe our breadth of selection and our matching algorithms enhance the effectiveness of our marketplace and the value we offer to both families and caregivers. In the United States, our member surveys indicate that approximately four out of five families that subscribe to our consumer matching solutions successfully find a caregiver. Furthermore, our surveys indicate that families who hire caregivers using our consumer matching solutions have a high degree of satisfaction with the caregivers they find.
Growing and Engaged Membership
Over the last five years, we have expanded from 500,000 members to more than 9.7 million members. As we grow our membership, improve the member experience and offer additional tools and features, more members are using our services for longer periods of time and coming back sooner after their initial use. This highly engaged membership helps improve the effectiveness of our services and increases the lifetime value of our members.
Powerful Network Effects
We benefit from significant network effects as the market leader in the highly fragmented and growing care market. As more families use our services, we attract more caregivers seeking a large pool of families in need of their services. Similarly, the increasing number of caregivers using our services has attracted more families. This cycle has driven more and more people to use our services and has resulted in a significant percentage of our new members coming from unpaid sources.
Trusted and Recognized Brand
We have invested in building a differentiated member experience for finding care. This investment includes the ongoing prioritization of features and processes that we believe contribute to the quality of our marketplace. Examples of these investments include the manual review of all job and profile postings for suspicious or inappropriate content, tools for members to review and report other members, a monitored messaging system that allows members to communicate without sharing their personal email, the proactive screening of certain member information against various databases and other sources for criminal or other inappropriate activity and the use of technology to identify and prevent inappropriate activity through our platform. We believe these product investments, combined with our investments in national brand advertising and our domain name itself, have established the Care.com brand as a leading and trusted brand for finding care.
Our Growth Strategy
Attract More Members to Our Platform
In order to grow our membership, we intend to increase our investments in various marketing channels, such as television, online advertising, direct marketing and community groups and forums to increase brand awareness in the United States among families and caregivers. For example, in June 2013 we acquired the assets of the Big Tent public groups platform. This platform hosts a wide range of public and private groups, including over 1,600 parent-oriented groups with over 200,000 members. We believe a majority of these members are prospective members of our consumer matching solutions.
In addition to direct marketing channels, we are also investing in efficient channel relationships for membership growth. For example, in December 2013, we expanded our relationship with United Services Automobile Association, or USAA, an investor in Care.com, Inc. to further promote Care.com’s services to USAA's approximately ten million active and former members of the U.S. Military and their families.
We also intend to increase our member base by selling our services to more employers who will offer our platform as a benefit to their employees. We intend to do this by continuing to promote a comprehensive suite of services to the growing number of employers who are providing care-related benefits to their employees.
Increase Revenue per Member
As we improve our user experience and expand our product and service offerings, we have seen an increase in revenue per member. We intend to further increase revenue per member by introducing new products which are targeted at recurring uses, such as our recently introduced convenience payments and ‘‘date night’’ products and by increasing the cross-selling and merchandising of our existing products, such as HomePay and senior care services, within our existing membership base and via the employer channel. In addition, we intend to continue to engage our non-paying members with content and resources such as our weekly newsletters and online forums even when they are not actively looking for care so that we remain top of mind when they are. We believe increasing engagement among our members will drive higher conversion of members to paying members.
Expand and Increase Adoption of Our Payment Offerings
We believe there is significant opportunity for us to grow our consumer payments solutions. Our recently introduced convenience payments product allows families to make secure electronic payments to their caregivers using our mobile or desktop applications. Since our acquisition of Breedlove & Associates, L.L.C., or Breedlove (now rebranded as Care.com HomePay), in August 2012, an increasing percentage of Care.com members are using our household employer payroll and tax product. We expect this trend to continue. We also plan to offer other payment and financial solutions to our members as we expand our offerings and services, including a lower cost payroll and tax product.
Grow Our International Business
We believe the global secular trends of an increasing number of dual-income households with children and an aging population provide significant growth opportunities outside the United States. The majority of our international business today occurs in Western Europe—the market served by Berlin-based Besser Betreut GmbH, or Betreut, which we acquired in 2012. This acquisition allowed us to establish a Western European footprint from which to grow not only our consumer matching base but also our employer base. We are currently operating in 16 countries and in 7 languages. We intend to grow our international business by focusing on raising awareness of our services in these markets.

Attract More Care-Related Businesses to Our Platform
Our marketing solutions offering provides care-related businesses an efficient and cost-effective way to target qualified families looking for care services, and our recently-launched recruiting solutions offering allows care-related businesses to recruit caregivers for full-time and part-time employment. These solutions provide us with additional monetization opportunities. We are still early in the penetration of the addressable client base for these services and believe there is a significant runway for future growth for both of these solutions.
Selectively Pursue Acquisitions and Strategic Relationships
In 2012, we acquired Betreut, Breedlove and Parents in a Pinch, Inc., and in 2013 we acquired the assets of the Big Tent public groups platform. These acquisitions further our strategy of growing our membership and increasing the value we offer. The integration of these companies enables us to offer our members a more comprehensive caregiving platform. In the future, we may selectively pursue acquisitions that complement our existing business, enhance the user experience of our services, represent a strong cultural fit and are consistent with our overall growth strategy. In addition, we may enter into various strategic relationships to provide a more comprehensive offering to our members.
Our Products and Services
Our consumer products and services are designed to make it easier for families to find and manage quality caregivers and for caregivers to find satisfying jobs and manage their careers. We also offer services to employers and care-related businesses that are designed to benefit those organizations as well as our family and caregiver members.
Consumer Matching Solutions
Matching the right caregiver with the right family can create tremendous value for our members. Our innovative consumer matching solutions and large member base facilitate quality matches for the diverse and evolving needs of our members. Our members may use many of the tools and features of our consumer matching solutions for free, and may purchase additional features by upgrading to a paid subscription membership and/or paying separate `a la carte fees. Many of our tools and features are also accessible on a tablet or mobile device.
Free Tools and Features for Families

•
Job Posting. Families quickly and easily post a detailed job description specifying their care need (e.g., nanny, babysitter, senior care support, tutor, housekeeper, pet sitter, etc.), the frequency, hourly rate, responsibilities and other requirements for the job and any other relevant information they choose to provide.

•
Search. Families search for potential caregivers based on specific search criteria such as type of care provided, location, hourly rate, whether the caregiver has their own transportation or smokes, comfort with pets and willingness to accept non-cash payments and/or have taxes withheld. The initial search results are based on an algorithm we designed to highlight the most relevant caregivers, but a family can also sort the search results by additional criteria, such as distance from the family, experience, availability, membership length or age.

•
Detailed Caregiver Profiles. Families review detailed information about the caregivers who apply to their jobs or appear in their search results. This detailed information includes a bio, work history and references, the type of care they provide, any additional services they provide (such as laundry, grocery shopping and errands), their experience, certifications and qualifications (such as college degree and CPR certification or other languages spoken), their availability and hourly rate, the types of payments they accept, whether they are willing to have taxes withheld, caregiver reviews from other members, a caregiver’s verifications, any connections the caregiver has to other members, and any other relevant information the caregiver chooses to provide.

Paid Tools and Features for Families
Families may pay a subscription fee to access additional features. This fee ranges from approximately $37 per month for a monthly subscription to approximately $147 per year for an annual subscription.

•
Messaging. Paying members may use our messaging system to contact caregivers who have applied to their jobs or appeared in their search results. Unless a caregiver has made a phone number available to paying family members in their profile, this is the only way a family can initiate communication with a caregiver. Because this messaging system is internal to Care.com, members do not have to disclose personal contact or other information to communicate through this system. When a family sends a message to a caregiver through our messaging system, we also send an email to the caregiver’s personal email and an alert to their mobile device (if they have installed our mobile app) to notify them that a family has sent them a message.

•
Background Check Services. To help narrow their search, paying members can request free unlimited preliminary background checks on potential caregivers. We currently offer three levels of enhanced background checks from consumer credit reporting agencies: preferred ($59), preferred plus ($79) and premier ($300). These fees are in addition to the consumer matching subscription fees. Enhanced background checks include everything covered by the preliminary background check plus in-person or online searches of federal and state or county courthouse records and other searches depending on the background check purchased. Caregivers must approve background checks requested by a family before they are performed.

Free Tools and Features for Caregivers

•
Profile. Caregivers create and post detailed profiles that include their bio, work history and references, the type of care they provide, any additional services they provide (such as laundry, grocery shopping and errands), their experience, certifications and qualifications (such as college degree and CPR certification or other languages spoken), their availability and hourly rate, the types of payments they accept, whether they are willing to have taxes withheld and any other relevant information they choose to provide. To build their credibility with families, caregivers may elect to verify their phone number and email addresses with us and connect to other members.

•
Search. Caregivers search for specific jobs posted by families, as well as for families based on specific search criteria such as type of care needed, location, hourly rate and number and age of children.

•	Apply. Caregivers can review and apply to jobs that interest them. When a caregiver applies to a job, the family is notified of the new applicant by email, SMS text message or a mobile alert.

Paid Tools and Features for Caregivers
Caregivers may pay a subscription fee to access additional features. This fee ranges from approximately $20 per month for a monthly subscription to approximately $60 for a six-month subscription.

•	Priority Status. Paying caregivers receive priority job notifications and appear higher on search results than nonpaying caregivers of the same relevance.

•	Messaging. Paying caregivers may contact families directly through our messaging system regardless of whether the family has subscribed.

•
Background Check Services. Paying caregivers may elect to have a free preliminary background check run on themselves. These caregivers may also purchase preferred ($59) or preferred plus ($79) background checks on themselves. Caregivers who do not subscribe to our consumer matching services may elect to purchase preliminary ($9) background checks.

Additional Free Tools and Features for Families and Caregivers

•
Email Notifications. Families receive weekly emails highlighting new caregivers near them, and caregivers receive daily emails notifying them of new jobs in their area. We send families and caregivers additional email communications to help them maximize their use of our consumer matching solutions and to inform them of additional products or services that may be appropriate for them.

•
Safety Center. Our website features a safety center that provides resources and information designed to help families and caregivers make safer and more informed hiring and job selection decisions, including recommendations to families for screening, interviewing and ongoing monitoring of caregivers and recommendations to caregivers for avoiding scams. Members may also contact our member care department directly by phone or email if they have concerns about other members. We also offer an online tool that allows families and caregivers to report other members through our website.

•
Mobile Apps. Families and caregivers can download our free mobile apps for iOS and Android. These apps provide families and caregivers the same job posting, profile creation, search and messaging features described above.

Consumer Payments Solutions
Our consumer payments solutions provide families several options to manage their financial relationship with their caregiver. These products also help caregivers professionalize and manage their careers.

•
Convenience Payments. This offering enables families to make electronic payments to their caregivers using our website or mobile apps. This solution is particularly applicable for families who pay their caregivers at irregular intervals, such as ‘‘date night’’ babysitters, after-school caregivers or tutors, or in varying amounts each time services are performed. We recently launched this offering and are currently evaluating various pricing models. In the future, we intend to offer additional financial products that make it easier for families to track and manage caregiver expenses.

•
Household Employer Payroll and Tax Services. HomePay is our payroll and tax product for families that employ nannies, housekeepers or other domestic employees. HomePay is a technology-based, turnkey service that includes automated payroll processing and household employer-related tax filings at the federal, state and local levels. In addition, caregivers who are paid through HomePay may qualify for important benefits such as unemployment insurance and social security. Families who use this service pay approximately $1,000 per year. This product is available to anyone, not just paying members of our consumer matching solutions. In the future, we intend to offer additional payroll and tax products at tiered feature and pricing levels to address a range of market needs.

Solutions for Employers
We provide a comprehensive suite of services that employers can offer their employees as an employee benefit. Currently, employers can choose a number of services, including:

•	Our consumer matching solutions;

•	Our payment solutions;

•	Back-up care services for employees needing alternative care arrangements for their child or senior due to events such as school closure or the illness of their child or regular caregiver; and

•
Care concierge services, which include senior care planning services to assist employees struggling to understand their options for an aging family member as well as hands-on assistance with the caregiver search process.

Employers generally pay for these services on a per employee basis and have access to features that allow them to manage employee access and track aggregate usage. Depending on the service and the employer’s preference, the employer may subsidize all, a portion or none of the service cost for the employee.
Solutions for Care-Related Businesses
We offer care-related businesses a recruiting solution to help them more effectively recruit caregivers and a marketing solution to help them target families at scale. These solutions also provide additional caregiving choices for families and employment opportunities for caregivers.

•
Recruiting Solutions. Through this offering, businesses can either post jobs or search for candidates directly from our base of caregivers. Businesses pay us either a per job listing fee for each job posted each month or a subscription fee that ranges from an average of $125 for a monthly subscription to an average of $900 for an annual subscription.

•
Marketing Solutions. Through this offering, businesses can list their services on our website, receive referrals and apply to jobs posted by families. Businesses typically pay us either a referral fee for each lead generated through our site or a subscription fee that generally ranges from an average of $140 for a 3-month subscription to an average of $420 for an annual subscription.

Our Technology
Our technology platform is designed to provide an efficient marketplace experience across our website and mobile apps. Our platform is based on stable and mature technology frameworks that allow us to rapidly scale our platform as our business grows.

Key elements of our technology platform include:

•
Powerful Search and Ranking. Our search platform has been designed to handle rapid and continuous growth in search queries and members. Our real-time platform enables families and caregivers to run faceted and free-form search queries and receive results ranked by relevance using our sorting algorithm. Members can run searches based on parameters, including location, type of care, hours of availability and hourly rate.

•
Targeting. We employ statistical models and algorithms to ensure that we are managing the efficiency of our marketplace and optimizing the experience for both families and caregivers. These models are used to improve our customer acquisition efforts as well as our product experience and leverage our rich and growing data set. For example, we prioritize the order in which caregivers are presented to a family to give more prominence to caregivers we believe are more appropriate for the family based on their profile or job postings. Similarly, we present caregivers with job opportunities that we feel are best suited to their qualifications and interests. We also employ targeting technology to personalize the content that we display for members as they use our website and mobile apps. We refine the techniques we use for targeting on an ongoing basis.

•
Mobile Solutions. We offer mobile apps designed specifically for the iOS and Android operating systems. These apps are built on an interface layer that exposes the core features of our service in a generic manner. We use the same interface layer for our iOS and Android apps and believe this architecture will allow us to easily expand our services to new devices and mobile platforms in the future.

•
Testing and Optimization. We have developed a platform for testing and optimizing the user experience and member engagement on our websites and in our email communications. This platform allows us to run multiple variations of a website feature or email tactic simultaneously and is supported by robust data collection and reporting. Based on our analysis of the user response to a given test, we are able to dynamically send more users to the experience that produces a better result.

•
Background Checking. As part of our effort to provide our members with the information they need to make informed hiring decisions, we have built a sophisticated platform to facilitate access to background checking services. This platform includes a suite of tools to handle the requesting, processing and reviewing of various types of third-party background checks.

•
Infrastructure Management. We have developed a proprietary suite of tools for managing, administering and monitoring our production website and mobile app platforms. These tools are used to streamline the deployment of releases and to help ensure high availability of our consumer-facing service.

Our Customers
Our customers are our family and caregiver members, employers who offer our services as an employee benefit and care-related businesses who subscribe to our marketing and/or our recruiting solutions offerings.
The typical care seeker for our consumer matching solutions is female (85%), has an average household income of $75,000, and has at least one child under 18 in the house (78%). Our typical caregiver is also female (95%) and well educated (64% indicating they have at least some college education). Currently, we have more than 9.7 million members split almost evenly between families and caregivers. We have families in approximately 83% of U.S. zip codes and caregivers in approximately 81% of U.S. zip codes. Our members are in every state, and the geographic distribution of our members by state is roughly equal to the overall population distribution by state.
In addition, we have a diverse range of employers who offer our services as a benefit to their employees, including technology companies, educational institutions, professional services firms and Fortune 500 companies. As of December 28, 2013, these employers employed over 600,000 employees who have full access to some or all of our services.
Additionally, we have a diverse set of local, regional and national child care, senior care and other care-related businesses that use our services to help either find people who need the care they provide or find caregivers to work at their organization.
Our Competition
With respect to our consumer matching solutions, we compete for members with traditional offline consumer resources, online job boards and other online care marketplaces. We also compete for a share of the overall recruiting and advertising budgets of care-related businesses with traditional, offline media companies and other Internet marketing providers. The principal competitive factors in this market include:
•    network size and quality of caregivers and families;
•    product reliability, features, effectiveness and efficiency;
•    the quality and completeness of family job postings and caregiver profiles;
•    product line breadth and applicability;
•    affordability and value of the products provided;
•    reliability of safety and security measures;
•    the performance and reliability of a mobile solution;
•    international footprint; and
•    brand awareness and reputation.
Our principal competitors in this market are online classifieds, such as Craigslist, and other online care marketplaces, such as Sittercity.
In the consumer payments market, our convenience payments product competes with other payment solutions such as PayPal and Google Payments, and HomePay competes with similar products offered by 4nannytaxes.com and GTM Payroll Services.
We believe we generally compete favorably with our competitors on the basis of our scale, trusted brand and member experience.

Marketing and Sales
Our marketing strategy is focused on attracting families and caregivers to our marketplace. Our marketing efforts are designed to increase brand awareness, maximize reach and penetration and grow our member base. Marketing activities include demand generation, advertising, conferences, press relations and customer awareness.
Our target market is primarily women on both sides of the marketplace. Women are typically the primary care decision makers for their family—either as mothers or adult daughters—and represent 95% of our caregivers and 85% of our families. As a result of the shared characteristics of both sides of our marketplace, we are able to leverage our marketing investments targeted at families to also attract caregivers, resulting in lower acquisition costs for caregivers.
We acquire consumers through a diverse mix of free and paid acquisition channels. As a result of our strong focus on our member experience and engagement to ensure a successful match for families and caregivers, the majority of our new subscribers come from unpaid channels, including word-of-mouth referrals, SEO, online communities and forums and repeat users.
Our paid direct marketing efforts for both families and caregivers comprise both offline channels such as network cable TV, local radio and direct mail and online channels such as SEM, display ads, affiliates and select paid job board sites. Our marketing spend is weighted towards our high seasons based on the timing of demand from families seeking care.
Our sales organization is responsible for attracting and retaining employers and care-related businesses to grow adoption of our services and offerings to those organizations. We expect to continue to grow our sales headcount to grow these channels.
Government Regulation
We are subject to a number of U.S. federal, state and foreign laws, regulations and industry standards some of which are unsettled or still developing and could be interpreted in ways that could harm our business. For example, we are subject to laws, regulations and industry standards relating to privacy, data security and the use of consumer background information.
There are numerous federal, state and foreign laws regarding privacy and the protection of member data. The regulatory environment in this area for online businesses is very unsettled in the United States and internationally and new legislation is frequently being proposed and enacted. For example, California recently amended the California Online Privacy Protection Act to require online services to include additional disclosures in their privacy policies. If we are not able to comply with existing or new privacy laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability.
In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the Massachusetts Data Breach Notification Law, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. In addition, our operations subject us to certain payment card association operating rules, certification requirements and rules, including the Payment Card Industry Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Our failure to comply fully with the PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks.
In addition, in the United States we acquire consumer background information about our members from consumer credit reporting agencies, which subjects us to the Fair Credit Reporting Act, or the FCRA. Among other things, the FCRA limits the distribution and use of consumer reports and establishes consumer rights to access and dispute their own credit files, among other rights and obligations. Violation of the FCRA can result in civil and criminal penalties. Many states have enacted laws with requirements similar to the FCRA. Some of these laws impose additional, or more stringent, requirements than the FCRA.
Because our services are accessible worldwide, we are also subject to a number of other laws and regulations in foreign jurisdictions. In some cases, a foreign jurisdiction may claim that we are required to comply with its laws even if we have no local entity, employees or infrastructure in that jurisdiction.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as contractual restrictions. We enter into confidentiality and assignment of invention agreements with our employees and certain consultants and confidentiality agreements with other third parties. We do not have any patents or pending patent applications.
We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Our registered trademarks in the United States include ‘‘Care.com’’, which is registered on the supplemental register, and our registered trademarks in the European Union and Canada include the Care.com design mark. We have also registered ‘‘Betreut.de’’ in Germany. We have filed other trademark applications in the United States and certain other countries.
The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, Internet, technology and social media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received in the past and may in the future receive notices asserting that we have infringed, misappropriated or otherwise violated a third party’s intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows.
Employees
We believe we have assembled an extremely talented group of employees and strive to hire the best employees. As of December 28, 2013, we had 336 full-time employees and 219 part-time employees, not including approximately 280 PIAP (Parents In A Pinch) part-time caregiver employees who provide back-up care from time to time. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Operating Segments and Geographic Areas
We manage our business on the basis of one operating segment. Substantially all of our revenue in the year ended December 28, 2013 was from paying members in the United States.
Additional information required by this item can be found in “Item 8. Financial Statements and Supplementary Data - Note 12. Segment and Geographical Information” of this Annual Report on Form 10-K, and is incorporated by reference herein.
Available Information
We were incorporated in Delaware on October 27, 2006. Our principal executive offices are located at 201 Jones Road, Suite 500, Waltham, MA 02451, and our telephone number is (781) 642-5900.
Our website is located at www.care.com and our “Investor Relations” website is located at investors.care.com.
We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available on our “Investor Relations” website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. References to our website and our “Investor Relations” website in this report are intended to be inactive textual references only, and none of the information contained on our website or our “Investor Relations” website is part of this report or incorporated in this report by reference.
The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
ITEM 1A.    RISK FACTORS
Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
Risks Related to Our Business
We may not maintain our current rate of revenue growth.
Our revenues have grown rapidly, increasing to $81.5 million in 2013 from $48.5 million in 2012, representing an annual growth rate of 68%. Our continued revenue growth and the rate of our revenue growth depend largely on our ability to effectively and efficiently grow our membership, increase the number of members who pay for our products and services, increase the average revenue from our paying members and lengthen the time period existing and new members continue to pay for our products and services. We cannot assure you that we will be successful in continuing to expand our paying member base at the same rates, or at all. In addition, our revenue growth rate may decline if we are not successful in cross-selling new and existing products and services to our members, such as our consumer payments solutions, or in continuing to develop new products and services that members consider valuable.
You should not rely on our historical rate of revenue growth as an indication of our future performance. If our growth rates were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.
We have a history of cumulative losses and expect to have operating losses as we continue to grow our business.
We experienced net losses of $28.3 million and $20.4 million, in 2013 and 2012, respectively. We expect our operating expenses to increase significantly over the next several years, which is likely to lead to additional losses. Therefore, we may not achieve profitability in the immediate future, if ever. In particular, we intend to continue to invest substantial resources in marketing to acquire new, paying members. We also intend to hire additional personnel in marketing, operations, sales and other areas of our business and to introduce new products, services and features, each of which will increase our expenses with no assurance that we will generate sufficient revenue to reduce our losses or achieve profitability. In addition, as a public company we are incurring and will continue to incur additional significant legal, accounting and other expenses that we did not have as a private company.
We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have a limited operating history, and because the market for accessing care online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. In addition, much of our growth has occurred over the last two years, which makes it difficult for us to predict the expected length of paid memberships, revenue per member, member acquisition costs and other key performance indicators for our business. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving market. These risks and difficulties include those described in this Annual Report on Form 10-K and our ability to, among other things:
• attract and retain members and maintain an appropriate family to caregiver ratio of active members;
• encourage paying members to stay longer and return as paying members sooner after their paid membership lapses;
• cross-sell our products and services to our new and existing members and continue to develop and diversify our product offerings for members;
• sell our services to employers and care-related businesses;
• provide our members with superior user experiences;

• motivate members to contribute additional, timely and accurate content to our marketplace;
• anticipate and react to changes in technology and challenges from existing and new competitors;
• maintain the strength and increase awareness of our brand; and
• manage and grow our international operations in existing markets.
Failure to adequately address these risks and difficulties could harm our business and cause our operating losses to grow. In addition, if the demand for online care does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed.
If the revenue generated by paying members differs significantly from our expectations, or if our membership acquisition costs increase, we may not be able to recover our membership acquisition costs or generate profits from these investments.
We had $55.3 million in sales and marketing expenses in 2013 and $35.9 million in sales and marketing expenses in 2012. We expect to continue to make significant investments to acquire additional members, including advertising through television, online, local radio, direct mail, social media and other advertising campaigns. Our decisions regarding these investments are based on our anticipated marketing cost to acquire each additional paying member and our analysis of the revenue we believe we can generate per paying member over the expected lifetime of such membership. Currently, most of our paid memberships are monthly memberships, and the average paid membership length for our consumer matching solutions is approximately seven months. As a result, we must regularly replace paying members who allow their membership to lapse with new paying members either by converting existing non-paying members or by attracting new members to our service. Our anticipated member acquisition costs and our analysis of the revenue that we expect new paying members to generate over the life of the membership depends upon several estimates and assumptions, including lengthening paid memberships and increasing renewal rates, including conversion rates of existing members to paying members, future membership fees and our success in cross-selling existing and new products and services to members.
If our estimates and assumptions regarding either our cost to acquire paying memberships or the revenue we can generate from those memberships over their lifetime prove incorrect, we may be unable to recover our member acquisition costs and our operating losses may increase. Similarly, if our member acquisition costs increase, the return on our investment may be lower than we anticipate irrespective of the revenue generated by new members. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and results of operations may be adversely affected.
Our business depends on the strength of our brand, which we have built by providing families and caregivers efficient, reliable and affordable services for finding quality caregivers and fulfilling jobs. If the services we provide fail to meet our members’ expectations, the trust members have placed in our brand may be damaged, and we may be unable to maintain or expand our base of members and paying members.
Trust in our brand is essential to the strength of our business. Member awareness, and the perceived value, of our brand depends largely on the success of our marketing efforts and our ability to provide a consistent, high-quality member experience. As a result, we must ensure that our new and existing members are satisfied with all of our products and services. Complaints or negative views of our products or services, caregivers or families, irrespective of their validity, could diminish members’ confidence in and the use of our platform and adversely impact our brand.
In addition, our member experience extends beyond the products and services that we offer through our website and to the point of service. As a result, actions taken by caregivers and families, which are outside of our control, could have a significant impact on our brand, and any illegal or otherwise harmful acts, even if only by one or a small number of our members, may have a significant negative impact on our brand. If our efforts to promote and maintain our brand are not successful or if our member experience is not otherwise positive, our operating results and our ability to attract and retain members may be adversely affected.
Furthermore, an adverse, public event resulting from the actions of a caregiver on a competitor’s platform could adversely affect us—even if the caregiver has no relationship with our platform—and reduce consumer confidence in seeking caregivers through an online platform.
If we fail to manage our growth effectively, our business, operating and financial results may suffer.
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources, and we expect that our marketing cost per paying member will increase in the near term. Continued growth also could strain our ability to maintain reliable service levels for our members, to enhance our product offerings, to develop and improve our operational, financial and management controls, to continue to strengthen our reporting systems and procedures and to recruit, train and retain highly skilled personnel. As our operations grow in size, scope and complexity, we will need to scale our systems and infrastructure accordingly and may determine we need to open additional offices, add more network capacity and make other capital investments, which will require significant expenditures and allocation of valuable management resources. If we fail to maintain the necessary level of discipline and efficiency, or if we fail to allocate limited resources effectively in our organization as it grows, our business, operating results and financial condition may suffer.
Our revenue and operating results could vary significantly from period to period and be unpredictable, which could cause the market price of our common stock to decline.
Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenue and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.
In addition, we generally experience some seasonality fluctuations in our financial results due to heightened demand for caregivers from families at the beginning of the school year and at the beginning of the calendar year. Accordingly, purchases of subscriptions for our consumer matching solutions generally increase in the first and third quarters compared to the second and fourth quarters. Although historically our revenue has increased in each quarter as we have added members, in the future this seasonality may cause fluctuations in our financial results. In addition, other seasonality trends may develop, and the existing seasonality and consumer behavior that we experience may change.
We have based our current and projected future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could disproportionately and adversely affect our financial results for a given quarter.

It is possible that our operating results in some periods may be below market expectations. This would likely cause the market price of our common stock to decline. In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:
• fluctuations in demand for our products and services;
• fluctuations in sales cycles for our products and services;
• general economic conditions in our domestic and international markets;
• our ability to develop and introduce new products and product enhancements that are attractive to our members;
• the mix of monthly memberships and annual memberships, as the amount of revenue recognized per month on an annual membership is less than a monthly membership;
• member acceptance of new product introductions;
• our ability to sell our services to employers and care-related businesses;
• any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;
• any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;
• our ability to derive benefits from our investments in sales, marketing, engineering or other activities;
• volatility in our stock price, which may lead to higher stock compensation expenses; and
• unpredictable fluctuations in our effective tax rate due to disqualifying dispositions of stock from our stock incentive plan, changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates or changes in tax laws, regulations, accounting principles or interpretations thereof.
We depend on highly skilled personnel to grow and operate our business, particularly our chief executive officer, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly-skilled personnel. Our ability to execute efficiently depends upon contributions from all of our employees, in particular our senior management team. Key institutional knowledge remains with a small group of long-term employees and directors whom we may not be able to retain. We do not have employment agreements other than offer letters with any key employee, including our chief executive officer, and we do not maintain key person life insurance for any employee other than our chief executive officer. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our growth strategy also depends on our ability to expand and retain our talent pool. Identifying, recruiting, training and integrating qualified individuals requires significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources in the Boston area, where our headquarters is located, is intense. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
We believe that our culture has the potential to be a key contributor to our success. As we grow, if we do not continue to develop our corporate culture it could harm our ability to foster the innovation, creativity and teamwork we believe we need to support our growth.
Finally, we utilize off-shore resources through third parties over whom we have limited control to assist us in developing certain products and features. If any of these third parties terminates their relationship with us or fails to provide adequate services, it could cause delays in our release of new product offerings and/or features and harm our business.
The number of our registered members is significantly higher than the number of our paying members and substantially all of our revenue is derived from our paying members.
The number of registered members in our marketplace is significantly higher than the number of paying members because some members choose to register, but not become paying members, and others become paying members, but choose not to renew their paid memberships. If we are not able to attract new registered members, convert registered members to paying members or retain our paying members for a longer period of time our business may not grow as fast as we expect, which will harm our operating and financial results and may cause our stock price to decline. Therefore, we must provide features and products that demonstrate the value of our marketplace to our members and motivate them to become paying members. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.
Our international operations are subject to increased challenges and risks.
In 2012, we launched our platform in the United Kingdom and Canada, and we acquired Besser Betreut GmbH, or Betreut, in Germany. While we intend to focus most of our international efforts on growing our existing international markets, we also may expand our international operations in the future. We have an even more limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, regulatory systems and commercial infrastructures. This international expansion has required us, and will continue to require us, to invest significant funds and other resources. International expansion also subjects us to risks that we have not previously faced, including risks associated with:
• recruiting and retaining talented and capable employees in foreign countries;
• providing products and services across a significant distance, in different languages and among different cultures, including potentially modifying our solutions and features to ensure that they are culturally relevant in different countries;
• compliance with applicable foreign laws and regulations, which, in certain areas such as privacy and data protection, may be more restrictive than U.S. laws and regulations;
• compliance with anti-bribery laws, including without limitation compliance with the Foreign Corrupt Practices Act and the United Kingdom Bribery Act;

• currency exchange rate fluctuations; and
• higher costs of doing business internationally.
If our revenue from our international operations does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer.
Many individuals are using devices other than personal computers to access the Internet. If users of these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.
The number of people who access the Internet through devices other than personal computers, including personal digital assistants, smart phones and handheld tablets, has increased dramatically in the past few years and is projected to continue to increase. If we are unable to develop mobile solutions to meet the needs of our users, our business may not grow as fast as we expect, which will harm our operating and financial results and may cause our stock price to decline. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support and maintenance of such devices. In the future, we may encounter difficulties integrating our mobile app into mobile devices or we may experience problems in our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple or Google. It is also possible that our applications could receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which our products are listed in the Apple App Store. Any of these events could adversely affect our growth and our results of operations.
We depend on search engines and job board sites to attract a significant percentage of our members, and if those businesses change their ranking or listings practices, algorithms or increase their pricing, it could impact our ability to attract new members.
Many of our members locate our websites through search engines, such as Google, Yahoo! and Bing. Search engines typically provide two types of search results, algorithmic and purchased listings, and we rely on both types. Algorithmic listings cannot be purchased and are determined and displayed by a set of formulas designed by the search engine. Search engines revise their algorithms from time to time in an attempt to optimize search result listings. If the search engines on which we rely for algorithmic listings modify their algorithms in a manner that reduces the prominence of our listing, fewer potential members may find and click through to our websites. Additionally, our competitors’ search engine optimization efforts may result in their websites receiving greater prominence in search result listings than ours, which could also reduce the number of potential members that visit our websites. We have experienced fluctuations in the prominence of our search result listings in the past and we anticipate fluctuations in the future. In addition, costs for purchased listings on search engines have increased in the past and may continue to increase in the future. Price increases could reduce the number of potential members that visit our websites and increase our costs. Any reduction in the number of users directed to our websites from search engines would harm our business and operating results.
Job board sites are also an important source of our caregiver acquisition efforts. We derive much of that volume from organic search listings within those job boards. Should those job board aggregators deny our listings within their organic search listings, we would have to find alternative paid sources to acquire caregivers, which would increase our acquisition costs.
Our business may be harmed if users view our marketplace as primarily limited to finding full-time caregivers for children.
Our membership growth and engagement rates could be adversely affected if consumers perceive the utility of our marketplace to be limited to finding full-time caregivers for children. Despite the breadth of care needs that can be met through our platform, including after school care, occasional babysitting, senior care, pet care, tutoring and housekeeping, 35% of job postings in 2013 were for full-time child caregivers. In addition, our convenience payments product, which may be useful to families who employ any type of caregiver part-time or full-time, child care or senior care, is still in the early stages of adoption among our membership base and we cannot be certain what the rate of adoption will be or if enough of our users will find it sufficiently useful for us to continue to support. If families and caregivers fail to utilize the breadth of the family care and other services available through our marketplace, our membership growth and engagement rates could be negatively impacted, and our business will be harmed.
If we fail to expand and increase adoption of our consumer payments solutions, our future growth could suffer.
As part of our growth strategy, we intend to grow our consumer payments solutions. Since our acquisition of Breedlove & Associates, L.L.C., or Breedlove, in August 2012, we have offered Care.com HomePay, a household employer payroll and tax product. Although an increasing percentage of our members are using HomePay, our growth will be adversely affected if this trend does not continue. We also recently introduced a convenience payments product that allows families to make electronic payments to their caregivers using our mobile or desktop applications, and we intend to develop other payment and financial solutions to offer to our members as we expand our offerings and services. When we develop a new product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, these new products must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. If we fail to increase adoption of HomePay, or our convenience payments product or any other payments solutions we may offer do not achieve adequate acceptance in the market, our competitive position will be impaired, and our growth could be adversely impacted.
Our independent registered public accounting firm identified a material weakness in our internal control over financial reporting, for the fiscal year ended December 31, 2012. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. However, in connection with our preparation for an initial public offering, our independent registered public accounting firm discovered errors in our financial statements related to the accounting for intangible assets. Specifically, we erroneously recognized impairment charges related to certain acquired intangible assets that should not have been impaired and determined periodic amortization using inappropriate economic useful lives. The effect of these errors was material to our financial statements. As a result of these items, we concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2012. A ‘‘material weakness’’ is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that was identified related to our lack of resources within our finance function required to analyze and account for complex non-routine transactions in a timely manner.

Since January 1, 2013, we have taken steps to build a more experienced accounting and finance organization, including hiring a new chief financial officer, senior vice president of finance, assistant controller and senior accountant, and designing and implementing improved processes and controls. While we believe we have remediated the material weakness identified for fiscal 2012, we may identify additional related or unrelated material weaknesses or significant deficiencies in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
In addition, implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to implement new processes and modify our existing processes and take significant time to complete. Moreover, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. Furthermore, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products and services to new and existing customers, particularly our payroll, tax and compliance products and services.
Data security and integrity are critically important to our business, and breaches of security, unauthorized disclosure of information about our members, denial of service attacks or the perception that member information is not secure could result in a material loss of business, substantial legal liability or significant harm to our reputation.
We collect, process and store a large amount of consumer information, including financial information and sensitive personal information. This data is often accessed through transmissions over public and private networks, including the Internet. Despite our physical security measures, implementation of technical controls and contractual precautions designed to identify, detect and prevent the unauthorized access, alteration, use or disclosure of our data, there is no guarantee that these measures or any other measures can provide absolute security. Systems that access or control access to our services and databases may be compromised, as a result of criminal activity, negligence or otherwise. Threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Several recent, highly publicized data security breaches and denial of service attacks at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure or use, or loss or corruption, of our data or inability of our members to access our systems could disrupt our operations, subject us to substantial legal liability, result in a material loss of business, and significantly harm our reputation.
We are subject to diverse laws and regulations in the United States and foreign countries mandating notification to affected individuals in the event that personal data (as defined in the various governing laws) is accessed or acquired by unauthorized persons. In the United States, federal and state laws provide for more than 40 diverse notification regimes, all of which we are subject to. Germany also has breach notification laws, and the new laws being debated in Europe propose introducing a general mandatory breach notification requirement with which we would have to comply. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.
We may continue to make acquisitions, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.
As part of our business strategy, we have made, and may in the future make, acquisitions to add specialized employees, complementary companies, products or technologies. For example, since July 2012, we acquired Betreut, Breedlove and Parents in a Pinch, Inc., or PIAP. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. For any such transaction, we may:
• issue additional equity securities that would dilute our stockholders;
• use cash that we may need in the future to operate our business;
• incur debt on terms unfavorable to us or that we are unable to repay;
• incur large charges or expenses or assume substantial liabilities;
• become subject to new laws and regulations about which we have limited prior experience or knowledge;
• encounter difficulties retaining key employees of the acquired companies; and
• become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
Any of these risks could harm our business and operating results. In addition, for legal, technical or business reasons, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of any company we acquire as quickly or fully as we would like. The integration of any acquired company may require, among other things, coordination of administrative, sales and marketing, accounting and finance functions, harmonization of legal terms and privacy policies and expansion of information and management systems.
We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our platform is accessible, and our business is subject to risks of events outside of our control.
Our members access information through our websites and mobile apps. Our reputation and ability to acquire, retain and serve our members depend upon the reliable performance of our websites and mobile apps and the underlying network infrastructure. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, computer viruses or physical or electronic break-ins, denial of service attacks, capacity constraints and fraud or security violations. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our solutions become more complex and if our user traffic increases. If our platform is unavailable when users attempt to access it or it does not load as quickly as they expect, users may use other services and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users and increase engagement on our website and mobile apps. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our infrastructure to accommodate actual and anticipated changes in our business and in our technology, our business and operating results may be harmed.

Substantially all of our communications, network and computer hardware used to operate our website at www.care.com are co-located in a single facility in Ashburn, Virginia. We do not own or control the operation of this facility. Our systems and operations are also vulnerable to damage or interruption from tornadoes, floods, fires, power losses, telecommunications failures or acts of war. For example, a significant natural disaster, such as a major snowstorm or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for such losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole.
We have implemented disaster recovery procedures that allow us to move our platform to a back-up data center in the event of a catastrophe. However, these procedures do not yet provide a real time back-up data center. Therefore, if our primary data center shuts down, there will be a period of time that our platform will remain unavailable while the transition to a back-up data center takes place.
Interruptions or delays in service arising from our third-party vendors could impair the delivery of our service and harm our business.
We rely in part upon third-party vendors to provide our convenience payments product and other services upon which we rely, including data center and Internet infrastructure services, credit card and payment processing services, background checking services, email management and delivery services, customer relationship management services and other services critical to our business. The operation of our product and service offerings could be impaired if the availability of these services is interrupted or limited in any way. We have contractual relationships with these parties but do not have physical control over their daily operations, which increases our vulnerability to problems with the services they provide. If any of these third-party service providers terminates their relationship with us, or does not provide an adequate level of service to our members, it would be disruptive to our business as we seek to replace the service provider or remedy the inadequate level of service.
In addition, these service providers are vulnerable to damage or interruption from tornadoes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, acts of vandalism, the failure of physical, administrative, and technical security measures, terrorist acts, human error, financial insolvency and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, or alteration of, the content and data contained on our systems and the content and data that these third-party vendors store and deliver on our behalf.
We have experienced, and expect to continue to experience, interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with our members, our brand and reputation and our ability to attract, retain and serve our members.
If we or our service providers fail to process payment transactions effectively and accurately or fail to protect against potential fraudulent activities relating to payment transactions, we may incur expenses and suffer reputational harm.
We offer household employer payroll and tax services through our subsidiary Breedlove. We also recently introduced an electronic payments solution through a third-party payments processor that allows families to make electronic payments to their caregivers through our website and mobile apps. It is possible that we or our service provider may make errors in processing payments or that funds may be misappropriated due to fraud. We may also make errors in calculating and remitting taxes to the Internal Revenue Service. In addition, the online tax preparation, payroll administration and online payments industries have increasingly been subject to fraudulent activities by third parties. In addition to any direct damages and potential fines we may incur as a result of payment processing errors or fraud relating to our payments products, negative publicity or a loss of confidence regarding these services could harm our business and damage our brand.
We may not be able to compete successfully against current and future competitors.
We are and will continue to be faced with many competitive challenges, any of which could adversely affect our prospects, results of operations and financial condition.
With respect to our consumer matching solutions, we compete for families, caregivers, employers and care-related businesses with traditional offline consumer resources, online job boards and other, online care marketplaces. We also compete for a share of care-related businesses’ overall recruiting and advertising budgets with traditional, offline media companies and other Internet marketing providers. Our principal competitors are Craigslist, a ‘‘free to consumer’’ website, and Sittercity, Inc., an online care specific marketplace. In the consumer payments market, our convenience payments product competes with other payment solutions such as PayPal and Google Payments, and HomePay competes with similar products offered by 4nannytaxes.com and GTM Payroll Services. In addition, we may in the future be subject to competition from companies that operate other online marketplaces and that decide to expand into the online care market or other established companies that decide to expand into the consumer payments market. These potential competitors may be larger and have more resources than we do, may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. As a result, these potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities or technologies.
To compete effectively for members, we must continue to invest significant resources in marketing and in the development of our products and services to enhance their value. To compete effectively for revenue from employers and care-related businesses, we must continue to invest in marketing and in growing our membership. Failure to compete effectively against our current or future competitors could result in loss of current or potential members, which could adversely affect our margins, and prevent us from achieving or maintaining profitability. We cannot assure you that we will be able to compete effectively for members in the future against existing or new competitors, and the failure to do so could result in loss of existing or potential members, reduced membership revenue, increased marketing or selling expenses or diminished brand strength, any of which could harm our business.
We may incur liability or other expenses if members do not meet the expectations of other members they connect with through our platform, if caregivers or other users of our services engage in inappropriate, harmful or illegal conduct, or if we do not notify our members of alleged inappropriate or illegal conduct.
Even though U.S. courts have held that online services companies are not responsible for the actions of their website users in many circumstances, and our terms of use state that any screening we perform on families and caregivers is limited, there is a low tolerance for failure when seeking care for a loved one. Therefore, families and caregivers may seek damages from us if a caregiver or family does not meet their expectations or causes them harm. These claims also may be brought under foreign laws, which often do not provide the same protections for online services companies as in the United States. Even if these claims do not result in liability to us, they may result in significant investigation or defense costs, as well as negative publicity. In addition, because there is a particularly low tolerance for failure when seeking care for a loved one, any such claims, events or publicity could have a significant adverse effect on our reputation and brand. Any of these results, particularly damages to our brand and reputation, could adversely affect our financial condition, business and operating results.

Our subsidiary PIAP provides back-up child and elder care to families by directly assigning caregivers, some of whom are PIAP employees, to families in need of temporary care. The caregivers and families involved in these transactions are not required to be members of our consumer matching solutions. To the extent that a caregiver provided through our back-up services does not meet the expectations of a family or causes harm, we may be subject to claims from that family or from the employer that subscribed to this service and offered it as an employee benefit to the family.
From time to time, we become aware of information relating to our members through complaints from other members, publicly available sources or otherwise, which results in our removal of the member from our marketplace. Because of the complex legal and regulatory environment in which our business operates, we generally do not advise other members when we decide to remove a particular member and, when we do advise members that we have removed a member, we generally do not tell them the reason for removal. As a result, a member who hires a caregiver through our platform may not be aware that the caregiver has subsequently been removed from our marketplace or the reason the caregiver was removed, and may seek to make a legal claim against us for failure to notify them of the removal or the reason for the removal. Any such claims, whether or not meritorious, or any claim by a caregiver that he or she should not have been so removed, may be a distraction to management, result in our incurring costs to defend the claim or otherwise harm our business and reputation.

Adverse economic conditions may adversely impact our business.
Our business depends on the overall demand for care. Our prospective members’ employment and income impact their demand for care. Increased unemployment or a reduction in labor force participation could reduce the number of dual-income families—a key component of our target market—and therefore the number of families seeking care. In addition, if consumer spending is reduced due to a weak economy, families may decrease spending on care services they believe to be non-essential, such as housekeeping and tutoring, or reduce or eliminate certain activities that typically require the services of our caregivers, such as date nights that require babysitters and vacations that may require pet sitters. As a result, weakened macroeconomic conditions could decrease the traffic on our platform, reduce sales of our products and services and delay adoption of new offerings.
If we require additional funds from outside sources in the future, those funds may not be available on acceptable terms, or at all.
We may require additional funds from outside sources in the future, and we may not be able to obtain those funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.
If we do not have, or are not able to obtain, sufficient outside funds, we may have to delay development of new product offerings. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing or other resources devoted to our products or cease operations. Any of these actions could harm our operating results.
We use, store and, in some instances, share information collected from or about our members and site visitors and their devices, which may subject us to governmental and industry regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.
We receive, store and process information from and about our members and website visitors and their devices, as well as information about HomePay and back-up care users, including name, contact information, and in some cases sensitive personal information, such as credit card numbers, tax return information, bank account numbers, social security numbers and other personal information such as criminal background information. In addition, our service enables our members to direct us to share information, including personal and background information, with other members and with third parties.
Diverse legal and industry requirements in the regions where our members and site visitors reside may apply to our collection, use, storage and sharing information about such individuals, including to the extent that our members choose to share data about themselves or family members in connection with potential employment in the home setting. The scope of these privacy and data protection obligations are changing in substantial and unpredictable ways, subject to differing interpretations, and may be inconsistent between different regions or conflict with other rules.
Some industry requirements subject us to payment card association operating rules, certification requirements and rules, including the Payment Card Industry Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Our failure to comply fully with the PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully may also subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our services or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
We strive to comply with all applicable laws, policies, legal obligations and industry requirements relating to privacy and data protection, to the extent reasonably possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other privacy-related legal obligations, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws, their contractual obligations to us or our policies, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.
Complying with existing and proposed laws, regulations and industry standards applicable to the collection, use, storage and sharing of data about our members and site visitors can be costly and can delay or impede the development of new products, result in negative publicity and reputational harm, increase our operating costs, require significant management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.
Our business is subject to a variety of U.S. and foreign laws, some of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
Federal, state, municipal and/or foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies and regulations covering user privacy, data security, unfair and deceptive practices, payment processing, tax preparation and/or the collection, use, maintenance, processing, transfer, storage and/or disclosure of data associated with a unique individual, including in connection with potential employment and other activities. The regulatory environment for many of these laws is very unsettled in the United States and internationally, especially as it applies to the products and services we offer and to the operation of our business generally.
Our operations are subject to numerous laws that regulate privacy, data security and the use of consumer background information. Certain of these laws provide for civil and criminal penalties for the unauthorized release of, or access to, this protected information or for not adopting processes or procedures for handling reported inaccuracies in this protected information. For example, in the United States we acquire information about our members from consumer credit reporting agencies and other third-party sellers of public data about unique individuals. We use this information in an effort to verify the accuracy of the information members provide about themselves and to further our business objective to maintain a trusted online community for our members. We also facilitate the sharing of third-party consumer reports and criminal background checks between members at the direction of the individual who is the subject of the report. The Fair Credit Reporting Act, or the FCRA, applies to consumer credit reporting agencies as well as data furnishers and users of consumer reports, as those terms are defined in the FCRA. The FCRA promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes, including for employment. The FCRA limits the distribution and use of consumer reports and establishes consumer rights to access and dispute their own credit files, among other rights and obligations. Members who access consumer reports about job applicants via our service expressly agree to follow the FCRA requirements for employers. Violation of the FCRA can result in civil and criminal penalties. The U.S. Federal Trade Commission, the Consumer Financial Protection Bureau, and the State Attorneys’ General, acting alone or in cooperation with one another, actively enforce the FCRA as do private litigants. Many states have enacted laws with requirements similar to the FCRA. Some of these laws impose additional, or more stringent, requirements than the FCRA.
In addition, the payment processing and tax preparation industries are receiving heightened attention from federal and state governments. New legislation, regulation, public policy considerations, litigation by the government or private entities or new interpretations of existing laws may subject us to additional legal or regulatory oversight or obligations, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our payment processing and tax preparation businesses or offer our payment processing and tax products and services. This in turn may increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with current or new interpretations of existing laws, we may become subject to lawsuits, penalties and other liabilities.
If we are not able to comply with existing or new laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.
As we develop and sell new products, services and features, we may be subject to additional and unexpected regulations, which could increase our costs or otherwise harm our business.
As we develop and sell new products, services and features to our members, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations. For example, we offer our convenience payments product to our members through a third party. If, in the future, we provide this product directly to our members, we would be subject to complex financial regulations. We may also become subject to financial regulations as we develop additional payment and financial solutions for our members. In addition, if we expand our offerings to include more personalized services, we may become subject to various laws and regulations relating to the protection of children, seniors and/or prospective employees.
Our failure to accurately anticipate the application of laws and regulations that governmental organizations or others may claim are applicable to new products and services we may offer, or other failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our revenue to decrease, our costs to increase or our business otherwise to be harmed.
We could face liability or other expenses for information on or accessible through our online marketplace.
A significant portion of the information available through our online marketplace, including job postings, caregiver profiles and photographs, is submitted by families, caregivers and third parties. We also allow care-related businesses and other third parties to advertise their products and services on our websites and include links to third-party websites. We could be exposed to liability with respect to this information. Members could assert that information concerning them on our website contains errors or omissions and/or seek damages from us for losses incurred if they rely upon incorrect information provided by our members, care-related businesses or others. We could also be subject to claims that the persons posting information on our websites do not have the right to post such information or are infringing the rights of third parties, such as copyrights in photographs and privacy and publicity rights. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we are liable for wrongful actions by the third parties operating those websites. These claims also may be brought under foreign laws that often do not provide the same protections for online services companies as in the United States. We could incur significant costs in investigating and defending against these claims even if they do not result in liability to us.
We also allow families to submit reviews of caregivers. Our terms of use prohibit members from providing inaccurate, misleading, defamatory or false information to us or to any other user of our website and that all opinions expressed must be genuinely held. However, we do not have a regular practice of verifying the accuracy of all member content. There is a risk that a review or other content posted by a member may be considered defamatory or otherwise offensive, objectionable or illegal under applicable law. Therefore, there is a risk that publication on our website of our ratings and reviews may result in a suit against us for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, discrimination, or other legal claims. Even if these claims do not result in liability to us, they may result in costly and time-consuming litigation and/or injury to our reputation.
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.
We rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as contractual restrictions, to safeguard our intellectual property. We do not have any patents or pending patent applications. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, aspects of our solutions for members, our technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. As we expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States.

Our digital content is not protected by any registered copyrights or other registered intellectual property. Rather, our digital content is protected by statutory and common law rights, user agreements that limit access to and use of our data and by technological measures. Compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.
As of December 28, 2013, we had three registered trademarks in the United States, including ‘‘Care.com’’, which is registered on the supplemental register, four registered trademarks in the EU and one registered trademark in each of Germany and Canada. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available. Competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and caregivers.
We currently hold the ‘‘Care.com’’, ‘‘Betreut.de’’, and ‘‘Breedlove.com’’ Internet domain names and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in the United States or any other country, we would be forced to incur significant additional expense to market our solutions, including the development of a new brand and the creation of new promotional materials, which could substantially harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the ‘‘Care’’ name or other names we utilize in all of the countries in which we currently intend to conduct business.
In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our personnel, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information, and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover trade secrets and confidential information and, in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors being able to obtain our trade secrets or to independently develop technology similar to ours or competing technologies, could adversely affect our competitive business position.
Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.
Internet, technology and social media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. We have received in the past and may in the future receive notices asserting that we have infringed, misappropriated or otherwise violated a third party’s intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. We cannot assure you that we are not infringing or violating any third-party intellectual property rights.
We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to: pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could seriously harm our business, operating results and financial condition. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.
Our revenue may be negatively affected if we are required to charge sales tax or other transaction taxes on all or a portion of our past and future sales in jurisdictions where we are currently not collecting and reporting tax.
We currently only charge and collect sales or other transaction taxes in certain of the jurisdictions where our members reside. A successful assertion by any state, local jurisdiction or country in which we do not charge and collect such taxes that we should be collecting sales or other transaction taxes on the sale of our products or services, or the imposition of new laws requiring the collection of sales or other transaction taxes on the sale of our products or services, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, reduce demand for our products or services, decrease our ability to compete if competitors lower their fees to offset the tax but we do not or otherwise substantially harm our business and results of operations.
Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
Our provision for income taxes is subject to volatility and could be adversely affected by the following:
• changes in the valuation of our deferred tax assets;
• foreign or domestic income tax assessments and any related tax interest or penalties;
• expiration of, or lapses in, the research and development tax credit laws;
• tax effects of nondeductible compensation;
• adjustments to the pricing of intercompany transactions and transfers of intellectual property or other assets;
• changes in accounting principles; or
• changes in tax laws and regulations, including changes in taxation of the services provided by our foreign subsidiaries.
Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, that if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations might have a material and adverse effect on our operating results and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 28, 2013, we had federal net operating loss carryforwards of $59.9 million and state net operating loss carryforwards of $50.6 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ‘‘ownership change,’’ the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an ‘‘ownership change’’ generally occurs if there is a cumulative change in our ownership by ‘‘5-percent shareholders’’ that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of this issuance or future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.
Our international operations subject us to potentially adverse tax consequences.
We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
We may not be able to successfully prevent others, including copycat websites and mobile apps, from misappropriating our content in the future.
From time to time, third parties have attempted to misappropriate our content through website scraping, search robots or other means. We have deployed several technologies designed to detect and prevent such efforts. However, we may not be able to successfully detect and prevent all such efforts in a timely manner or assure that no misuse of our content occurs.
In addition, third parties operating ‘‘copycat’’ websites have attempted to imitate our brand or the functionality of our service. When we have become aware of such efforts by other companies, we have employed technological or legal measures in an attempt to halt their operations. However, we may not be able to detect all such efforts in a timely manner, or at all, and even if we could, the technological and legal measures available to us may be insufficient to stop their operations. In some cases, particularly in the case of companies operating outside of the United States, our available remedies may not be adequate to protect us against the damage to our business caused by such websites or mobile apps. Regardless of whether we can successfully enforce our rights against the operation of these third parties, any measures that we may take could require us to expend significant financial or other resources and have a significantly adverse effect on our brand.
Some of our solutions contain open source software, which may pose particular risks to our proprietary software and solutions.
We use open source software in our solutions and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a negative effect on our business and operating results.
We are an ‘‘emerging growth company,’’ and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We have and will continue to incur increased costs as a result of operating as a public company, and our management has and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, and particularly after we are no longer an ‘‘emerging growth company,’’ we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The New York Stock Exchange and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel have devoted and will continue to need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly.
We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the Securities and Exchange Commission. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and the value of an investment in our common stock may decline.
Shares of our common stock were sold in our initial public offering in January 2014 at a price of $17.00 per share, and from the date through March 1, 2014 our common stock has subsequently traded as high as $29.25 and as low as $17.74. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this ‘‘Risk Factors’’ section and elsewhere in this Annual Report on Form 10-K, these factors include:
• our operating performance and the operating performance of similar companies;
• the overall performance of the equity markets;
• the number of shares of our common stock publicly owned and available for trading;
• threatened or actual litigation;
• changes in laws or regulations relating to our solutions;
• any major change in our board of directors or management;
• publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;
• large volumes of sales of shares of our common stock by existing stockholders; and
• general political and economic conditions.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the price that our common stock might otherwise attain.
As of February 28, 2014 we had 30,962,760 outstanding shares of common stock. The shares of our common stock that we sold in the offering may be resold immediately in the public market. We and all of our directors and officers and substantially all of our stockholders and option holders agreed not to offer, sell or agree to sell, directly or indirectly, any shares of our common stock without the permission of the underwriters until July 22, 2014. When the lock-up period expires, we and our locked-up security holders will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of such shares upon expiration (or the perception that such sales may occur), or early release, of the lock-up could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
If securities or industry analysts publish inaccurate or unfavorable research about our business, cease coverage of our company or make projections that exceed our actual results, our stock price and trading volume could decline.
The trading market for our common stock is and will be influenced by the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
Furthermore, such analysts publish their own projections regarding our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities and industry analysts’ projections.
Our management has broad discretion over our existing cash resources and might not use such funds in ways that increase the value of your investment.
Our management generally has broad discretion over the use of our cash resources, and you will be relying on the judgment of our management regarding the application of these resources. Our management might not apply these resources in ways that increase the value of your investment.

Concentration of ownership among our officers, directors, large stockholders and their affiliates may prevent new investors, from influencing corporate decisions.
Our officers, directors and their affiliated funds and certain of our pre-IPO stockholders beneficially own or control, directly or indirectly, a majority of the outstanding shares of our common stock. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from yours. For example, because many of these stockholders purchased their shares at prices substantially below the price at which shares are currently being sold to the public and have held their shares for a relatively longer period, they may be more interested in selling the company to an acquiror than other investors or may want us to pursue strategies that are different from the wishes of other investors.
We do not intend to pay dividends for the foreseeable future.
We never have declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain any future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Anti-takeover provisions contained in our certificate of incorporation and by-laws, as well as provisions of Delaware law, could impair a takeover attempt.
Our certificate of incorporation, by-laws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:
• authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
• limiting the liability of, and providing indemnification to, our directors and officers;
• limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
• requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
• controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
• providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;
• establishing a classified board of directors so that not all members of our board are elected at one time;
• limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; and
• providing that directors may be removed by stockholders only for cause.
These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 54,000 square feet of space in our headquarters in Waltham, Massachusetts under a lease that expires in June 2016. We also lease approximately 20,000 square feet of space in Austin, Texas, approximately 19,000 square feet of space in Berlin, Germany and have insignificant rental spaces in various other locations in the United States and Europe. We believe our current and planned office facilities are generally suitable to meet our needs for the foreseeable future. However, we will seek additional space as needed to satisfy our growth.
ITEM 3.    LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements and Supplementary Data - Note 6. Commitments and Contingencies” of this Annual Report on Form 10-K, and is incorporated by reference herein.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Principal Market
Our common stock began trading on the New York Stock Exchange under the symbol “CRCM” on January 24, 2014. Prior to that time, there was no public market for our common stock. As a result, we have not set forth quarterly information for the two most recent fiscal years. From January 24, 2014, until March 1, 2014 shares of our common stock have traded as high as $29.25 and as low as $17.74. As of February 28, 2014, there were 136 holders of record of shares of our common stock.
Dividend Policy
There were no cash dividends paid on any of our classes of equity during the past two fiscal years. Our board of directors does not currently intend to pay regular dividends on our common stock. We anticipate that we will retain any future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors.
Recent Sales of Unregistered Securities
During fiscal 2013, we granted options to purchase an aggregate of 1,301,912 shares of our common stock to a total of approximately 36 employees and consultants at a weighted average exercise price of $6.05 per share under our 2006 Stock Incentive Plan having exercise prices ranging room $6.02-6.28. During fiscal 2013, we issued 315,066 shares of our common stock upon exercise of vested options at a weighted average price of $2.61 for aggregate consideration of $0.8 million.
The issuances of the securities in the transactions described above were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.
Use of Proceeds from our Initial Public Offering
In January 2014, we completed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-192791), that was declared effective on January 23, 2014. Under the registration statement, we registered the offering and sale of an aggregate of 5.4 million shares of our common stock at a price of $17.00 per share for net proceeds of $84.5 million. We also received additional proceeds of $13.6 million in connection with the exercise of the underwriters’ over-allotment of 0.8 million shares of common stock.
Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC served as joint book running managers of the offering. The offering commenced on January 23, 2014 and closed on January 29, 2014. The sale of shares pursuant to the underwriters’ option to purchase additional shares also closed on January 29, 2014.
We raised a total of $104.6 million in gross proceeds in the initial public offering, or approximately $95.2 million in net proceeds after deducting underwriting discounts and commissions of $7.3 million and $2.1 million of offering related expenses.
The net offering proceeds have been invested into short-term investment-grade securities and certificates of deposit accounts and have been used for working capital.
None of these repayments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates, and none of such payments were direct or indirect payments to others
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on January 24, 2014.
ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following selected historical consolidated financial data below should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ our consolidated financial statements, the related notes appearing in Item 8 “Consolidated Financial Statements and Supporting Data” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included in this Annual Report on Form 10-K.
The consolidated statements of operations and balance sheets data for the fiscal years ended and as of December 28, 2013, December 31, 2012 and 2011 are derived from our audited consolidated financial statements appearing in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future (in thousands, except per share data and revenue per paying family and caregiver):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012 (1)	December 31, 2011
Revenue	$81,487	$48,493	$26,006
Cost of revenue (3)	18,844	10,210	6,225
Operating expenses:
Selling and marketing (3)	55,250	35,916	22,480
Research and development (3)	11,816	7,662	4,639
General and administrative (3)	18,841	13,671	4,621
Depreciation and amortization	4,387	1,724	173
Total operating expenses	90,294	58,973	31,913
Operating loss	(27,651)	(20,690)	(12,132)
Other expense, net	(291)	(47)	(20)
Loss before income taxes	(27,942)	(20,737)	(12,152)
Provision for (benefit from) income taxes	354	(317)	—
Net loss	(28,296)	(20,420)	(12,152)
Accretion of preferred stock	(57)	(48)	(41)
Net loss attributable to common stockholders	$(28,353)	$(20,468)	$(12,193)
Net loss per share attributable to common stockholders:
Basic and diluted	$(9.45)	$(7.97)	$(5.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	3,000	2,568	2,188

Other Financial and Operational Data:
Adjusted EBITDA (2)	$(17,221)	$(15,511)	$(11,431)
Total members	9,744	6,678	3,635
Total families	5,281	3,509	1,706
Total caregivers	4,463	3,169	1,929
Total paying families	551	407	241
Total revenue per paying family	$148	$119	$108
Total paying caregivers	88	62	29
Total revenue per paying caregiver	$66	$66	$49

(1) The results of operations for Besser Betreut GmbH, or Betreut, have been included in our consolidated financial statements since the date of acquisition on July 5, 2012. The results of operations for Breedlove & Associates, L.L.C., or Breedlove, have been included in our consolidated financial statements since the date of acquisition on August 3, 2012. The results of operations for Parents in a Pinch, Inc., or PIAP, have been included in our consolidated financial statements since the date of acquisition on December 31, 2012.

(2) Adjusted EBITDA is a non-GAAP financial measure. We define adjusted EBITDA as net loss, plus: provision for (benefit from) income taxes, other expense, net, depreciation and amortization, stock-based compensation, accretion of contingent consideration, merger and acquisition related costs and other unusual or non-cash significant adjustments. Please see ‘‘Adjusted EBITDA’’ below for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

(3) Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Cost of revenue	$161	$159	$20
Selling and marketing	348	369	264
Research and development	356	213	70
General and administrative	997	1,211	174
Total stock-based compensation	$1,862	$1,952	$528

	As of December 28,	As of December 31,
	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,959	$44,776	$35,663
Working capital	13,201	39,688	31,445
Total assets	113,829	129,402	37,444
Total deferred revenue	8,304	5,102	2,408
Total non-current liabilities	7,063	11,020	414
Redeemable convertible preferred stock	152,251	152,194	61,078
Total stockholders' deficit	$(68,306)	$(43,442)	$(29,238)
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business.
Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
• although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
• adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
• adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
• adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
• other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012 (1)	December 31, 2011
Reconciliation of adjusted EBITDA:
Net loss	$(28,296)	$(20,420)	$(12,152)
Provision for (benefit from) income taxes	354	(317)	—
Other expense, net	291	47	20
Depreciation and amortization	6,702	2,440	173
Stock-based compensation	1,862	1,952	528
Accretion of contingent consideration	561	239	—
Merger and acquisition related costs	—	548	—
IPO related costs	1,305	—	—
Adjusted EBITDA	$(17,221)	$(15,511)	$(11,431)

(1) The results of operations for Besser Betreut GmbH, or Betreut, have been included in our consolidated financial statements since the date of acquisition on July 5, 2012. The results of operations for Breedlove & Associates, L.L.C., or Breedlove, have been included in our consolidated financial statements since the date of acquisition on August 3, 2012. The results of operations for Parents in a Pinch, Inc., or PIAP, have been included in our consolidated financial statements since the date of acquisition on December 31, 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read Item 1A “Risk Factors” of this report for a discussion of important factors that could cause actual results to differ materially from our expectations.
Overview
We are the world’s largest online marketplace for finding and managing family care with more than 9.7 million members, including 5.2 million families and 4.5 million caregivers, spanning 16 countries. In fiscal 2013, we had an average of over 6.3 million unique visitors to our platform each month, including over 2.2 million visitors per month from mobile devices. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
Our platform provides families with robust solutions. Our consumer matching solutions—our core offering—allow families to search for, qualify, vet, connect with and ultimately select caregivers in a low-cost, reliable and easy way. Our platform also provides caregivers with solutions to create personal profiles, describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace.
In addition to our core consumer matching solutions, we offer our members innovative products and services to facilitate their interaction with caregivers. We provide solutions intended to improve both the ease and reliability of the care relationship in the home. One product area we are particularly focused on is consumer payments. Through our consumer payments solutions, families can not only electronically pay a caregiver, they can also subscribe for tax preparation services through our Care.com HomePay product. This product offering deepens our relationship with our members and could enhance the lifetime value associated with each member.
We have expanded our marketplace beyond families and caregivers. We also serve employers by providing access to our platform to over 600,000 employer-sponsored families. In addition, we serve care-related businesses—such as day care centers, nanny agencies and home care agencies—who wish to market their services to our care-seeking families and recruit our caregiver members. These businesses improve our member experience by providing additional caregiving choices for families and employment opportunities for caregivers.
We have experienced rapid growth in revenue and members. Our members increased to 9.7 million as of December 28, 2013 from 6.7 million as of December 31, 2012, representing a 46% annual growth rate. Our revenue has increased to $81.5 million for the fiscal year ended December 28, 2013 from $48.5 million for the fiscal year ended December 31, 2012, representing a 68% annual growth rate, primarily driven by our consumer matching solutions. We experienced net losses of $28.3 million and $20.4 million in 2013 and 2012, respectively, representing a decrease as a percentage of revenue of 7%.
In January 2014, we sold 6.2 million shares of our common stock at a price of $17.00 per share resulting in net proceeds of $97.3 million.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except revenue per paying family and revenue per paying caregiver):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Total members	9,744	6,678	3,635
Total families	5,281	3,509	1,706
Total caregivers	4,463	3,169	1,929
Total paying families	551	407	241
Total revenue per paying family	$148	$119	$108
Total paying caregivers	88	62	29
Total revenue per paying caregiver	$66	$66	$49
Total Members. We define total members as the number of paying and non-paying families, including those who have registered through employer programs, and caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our HomePay product. Our total members increased 46% and 84% during the fiscal years ended December 28, 2013 and December 31, 2012, respectively, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites, including those who have registered through employer programs, since the launch of our marketplace in 2007, as well as subscribers of our HomePay product. Our total families increased 51% and 106% during the fiscal years ended December 28, 2013 and December 31, 2012, respectively, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 41% and 64% during the fiscal years ended December 28, 2013 and December 31, 2012, respectively, compared to the corresponding period in the prior fiscal year.
Total Paying Families. We define total paying families as the number of families that have made a subscription payment to us during the relevant fiscal period. Our total paying families have increased 35% and 69% during the fiscal years ended December 28, 2013 and December 31, 2012, respectively, compared to the corresponding period in the prior fiscal year. We expect our total paying families to continue to expand if we are able to continue to increase the conversion rate of families to paying families and introduce new products and services that attract new families to our platform.

Total Revenue per Paying Family. We calculate total revenue per paying family as total revenue in the relevant fiscal period divided by total paying families in the relevant fiscal period. Our total revenue per paying family increased 24% and increased 10% during the fiscal years ended December 28, 2013 and December 31, 2012, respectively, compared to the corresponding period in the prior fiscal year. The three acquisitions we completed during the second half of fiscal 2012 contributed to the increase during the fiscal year ended December 28, 2013. We expect our total revenue per paying family to continue to grow as we further expand our offerings and services, as well as seek to increase the percentage of families that are using our HomePay product.
Total Paying Caregivers. We define total paying caregivers as the number of caregivers that have made a subscription payment to us during the relevant fiscal period. Our total paying caregivers increased 42% and 118% during the fiscal years ended December 28, 2013 and December 31, 2012, respectively, compared to the corresponding period in the prior fiscal year.
Total Revenue per Paying Caregiver. We calculate total revenue per paying caregiver as revenue derived from caregivers in the relevant fiscal period divided by total paying caregivers in the relevant fiscal period. Our total revenue per paying caregiver did not change for the year ended December 28, 2013 and increased 36% during the fiscal year ended December 31, 2012, compared to the corresponding period in the prior fiscal year. We do not expect revenue derived from caregivers to be a material component of our total revenue in the foreseeable future.
Factors and Trends of Our Business
We believe that our performance and future success depend upon a number of factors, including our ability to continue to expand our member base, convert basic members to paying members, introduce innovative new products and enhance existing offerings and our infrastructure. Each of these areas presents significant opportunities for us, but also poses significant risks and challenges that we must successfully address. See the section titled ‘‘Risk Factors’’ for a further discussion on these and other risks to our business.
Lifetime Revenue. Our revenue is impacted by a number of factors, including the pricing and mix of our monthly, quarterly and annual subscriptions, our ability to cross-sell our suite of products and services and the total length of time a member subscribes to our consumer matching solutions, including renewals, which we define as subscriptions by the same subscriber after, but not necessarily consecutively with, the initial subscription. During fiscal 2013, our U.S. consumer matching paying member spent an average of $36 per month to subscribe to our consumer matching solutions. Based on our historical data, the expected number of paid months of these paying members for the three-year period beginning with their initial subscription is seven months: six months in the first year and one month in the next two years. Over time, we expect to generate higher monthly revenue per member and more paid months per member if we are successful in cross-selling our other products and services. In particular, we have started to successfully cross-sell our HomePay product, where users on average pay $1,000 per year over 3.5 years. As we cross-sell HomePay and other products and services, we expect to see a significant increase in the lifetime revenue of our members.
Customer Acquisition Costs. We expect to continue to make significant investments to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate depends on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the mix of our media expenditures between television and search advertising, the competitive environment in our markets and publicity about our company. In addition, an increasing percentage of our paying members have come from unpaid sources, including word-of-mouth referrals, search engine optimization and returning users, which lowers our total customer acquisition cost. In 2013, a majority of our paying families originated from unpaid sources. Currently, a majority of our marketing expenditures are spent on acquiring new U.S. members for our consumer matching solutions. In fiscal 2013, we spent $88 per new paying U.S. consumer matching solutions member, which includes television advertising, search advertising and all direct marketing expenses.
Impact of Seasonal Demands. We generally experience some seasonality fluctuations in our financial results due to a heightened demand for caregivers at the beginning of a school year and at the beginning of a calendar year. Accordingly, purchases of subscriptions for our consumer matching solutions generally increase in the first and third quarters compared to the second and fourth quarters. Revenue recognition associated with these subscriptions is recognized on a ratable basis over the subscription term, which could result in cash collection and revenue recognition occurring in different fiscal quarters.
Acquisitions. As part of our ongoing growth strategy, we have completed a number of acquisitions since July 2012. Our growth since this time has been significantly affected by these acquisitions. In general, we pursue acquisitions for several reasons, such as acquiring additional products which enhance the user experience of our services and complement our existing business.
Financial Operations Overview
Revenue
We generate revenue primarily through subscription fees to our suite of products and services, which enable families to manage their diverse and evolving care needs and caregivers to describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace. Additionally, we generate revenue through annual contracts with corporate employers to provide access to our suite of products and services as an employee benefit and through contractual obligations with businesses to recruit employees and advertise their business profiles. Substantially all of our revenue earned is recognized on a ratable basis over the period the service is provided.
Consumer Matching Solutions. Our consumer matching solutions provide families access to job postings, search features, caregiver profiles and content. Access to this platform is free of charge for basic members. Paying family members pay a monthly, quarterly or annual subscription fee to connect directly with caregivers and to utilize enhanced tools such as background checks. Paying caregiver members pay a subscription fee for priority notification of jobs, messaging services and to perform limited third-party background checks on themselves. Subscription payments are received from all paying members at the time of signup and are recognized on a daily basis over the subscription term as the services are delivered once the revenue recognition criteria are met (see ‘‘Critical Accounting Policies and Estimates’’ for a description of the revenue recognition criteria).
Additionally, we generate revenue through contracts that provide corporate employers access to a comprehensive suite of products and services that can be offered as an employee benefit. This product offering is typically sold through the use of an annual contract with an automatic renewal clause. Revenue related to this offering is recognized on a daily basis over the subscription term.
Consumer Payments Solutions. Our consumer payments solutions provide families several options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services, as well as electronic convenience payments. Revenue related to our household payment and tax services is primarily generated through quarterly subscriptions and recognized on a daily ratable basis over the period the services are provided. Revenue related to our convenience payment services is primarily generated on a per transaction basis and are typically recognized in the period earned.

Other Revenue. Other revenue includes revenue generated through our marketing solutions offering, which is designed to provide care-related businesses an efficient and cost-effective way to target qualified families seeking care services, and our recruiting solutions offering, which allows care-related businesses to recruit caregivers for full-time and part-time employment, as well as revenue generated from international markets. Revenue related to these product offerings is typically recognized in the period earned or, in the case of revenue generated from international markets, on a daily ratable basis over the subscription term.
Cost of Revenue and Operating Expenses
Cost of Revenue. Our cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments and the cost of background checks run on both families and caregivers. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions and website intangible assets. We currently expect cost of revenue to increase on an absolute basis in the near term as we continue to expand our customer base.
Selling and Marketing. Our selling and marketing expenses primarily consist of customer acquisition marketing, including television advertising, branding, other advertising and public relations costs, as well as allocated facilities and other supporting overhead costs. In addition, sales and marketing expenses include salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. We plan to continue to invest heavily in sales and marketing to expand our global footprint, grow our current customer base and continue building brand awareness. In the near term, we expect sales and marketing expenses to increase on an absolute basis and to be our largest expense both on an absolute basis and as a percentage of revenue.
Research and Development. Our research and development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers and developers. In addition, product development expenses include third-party resources, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives and, as a result, we expect product development expense to increase on an absolute basis in the near term.
General and Administrative. Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include: third-party resources; legal and accounting services; acquisition-related costs; and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business and incur additional expenses to support our operations as a publicly traded company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs.
Depreciation and Amortization. Depreciation and amortization expenses primarily consist of depreciation of computer equipment, software and leasehold improvements and amortization of acquired intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.
Other Expense, Net. Other expense, net consists primarily of the interest income earned on our cash and cash equivalents, changes in the fair value of redeemable convertible preferred stock warrants and foreign exchange gains and losses.
Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data and revenue per paying family or caregiver):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Revenue	$81,487	$48,493	$26,006
Cost of revenue	18,844	10,210	6,225
Operating expenses:
Selling and marketing	55,250	35,916	22,480
Research and development	11,816	7,662	4,639
General and administrative	18,841	13,671	4,621
Depreciation and amortization	4,387	1,724	173
Total operating expenses	90,294	58,973	31,913
Operating loss	(27,651)	(20,690)	(12,132)
Other expense, net	(291)	(47)	(20)
Loss before income taxes	(27,942)	(20,737)	(12,152)
Provision for (benefit from) income taxes	354	(317)	—
Net loss	(28,296)	(20,420)	(12,152)
Accretion of preferred stock	(57)	(48)	(41)
Net loss attributable to common stockholders	$(28,353)	$(20,468)	$(12,193)
Net loss per share attributable to common stockholders:
Basic and diluted	$(9.45)	$(7.97)	$(5.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	3,000	2,568	2,188
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Cost of revenue	$161	$159	$20
Selling and marketing	348	369	264
Research and development	356	213	70
General and administrative	997	1,211	174
Total stock-based compensation	$1,862	$1,952	$528

The following tables set forth our consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Revenue	100%	100%	100%
Cost of revenue	23	21	24
Operating expenses:
Selling and marketing	68	74	86
Research and development	15	16	18
General and administrative	23	28	18
Depreciation and amortization	5	4	1
Total operating expenses	111	122	123
Operating loss	(34)	(43)	(47)
Other expense, net	—	—	—
Loss before income taxes	(34)	(43)	(47)
Provision for (benefit from) income taxes	—	(1)	—
Net loss	(35)%	(42)%	(47)%
Revenue

	Fiscal Year Ended			2013 Compared to 2012		2012 Compared to 2011
	December 28, 2013	December 31, 2012	December 31, 2011	Dollar Change	Percent Change	Dollar Change	Percent Change
	(in thousands, except percentages)
Revenue	$81,487	$48,493	$26,006	$32,994	68%	$22,487	86%
Fiscal 2013 Compared to Fiscal 2012
The increase in revenue was primarily driven by an increase in the number of paying families, which resulted primarily from our increased investments in marketing and by an increase in revenue per paying family, which resulted from increased subscription fees, increased average length of paying subscriptions and background check revenue. Additionally, the acquisitions of Breedlove, Betreut and PIAP completed during the second half of fiscal 2012 contributed $12.4 million to this increase. Furthermore, there was an increase in caregiver related revenue of $1.7 million, primarily related to increased subscription fees and background check revenue.
Fiscal 2012 Compared to Fiscal 2011
The increase in revenue was primarily driven by an increase in the number of paying families, mainly due to a greater emphasis on television advertising, and an increase in revenue per paying family resulting from increased subscription fees and longer subscription terms. Additionally, the acquisitions of Breedlove and Betreut completed during the second half of fiscal 2012 contributed $6.0 million to the increase. Furthermore, there was an increase in caregiver related revenue of $2.8 million, primarily related to increased subscription fees and background check revenue.
Cost of Revenue

	Fiscal Year Ended			2013 Compared to 2012		2012 Compared to 2011
	December 28, 2013	December 31, 2012	December 31, 2011	Dollar Change	Percent Change	Dollar Change	Percent Change
	(in thousands, except percentages)
Cost of revenue	$18,844	$10,210	$6,225	$8,634	85%	$3,985	64%
Percentage of revenue	23%	21%	24%
Fiscal 2013 Compared to Fiscal 2012
The increase in cost of revenue was primarily related to higher compensation and related expenses of $4.3 million due to expanded headcount as a result of the acquisitions completed during the second half of fiscal 2012 and, to a lesser extent, to meet the demand associated with our larger network of members and expanded product offerings. Additionally, we incurred higher costs related to the amortization of certain acquired intangible assets of $1.6 million, as well as increased expenditures for credit card processing fees and background checks of $0.5 million and $0.4 million, respectively.

Fiscal 2012 Compared to Fiscal 2011
The increase in cost of revenue was primarily related to higher compensation and related expenses of $0.8 million due to an expanded headcount as a result of the acquisitions completed during fiscal 2012 and, to a lesser extent, to meet the demand associated with our larger network of members and expanding product offerings. Additionally, we incurred higher costs related to the amortization of certain acquired intangible assets of $0.7 million, as well as increased expenditures for background checks, credit card processing fees and website hosting costs of $0.5 million, $0.5 million and $0.3 million, respectively. Overall, cost of revenue as a percentage of revenue has decreased due to the increase in revenue and our realization of economies of scale, partially offset by the increased expenses noted above.
Selling and Marketing

	Fiscal Year Ended			2013 Compared to 2012		2012 Compared to 2011
	December 28, 2013	December 31, 2012	December 31, 2011	Dollar Change	Percent Change	Dollar Change	Percent Change
	(in thousands, except percentages)
Selling and marketing	$55,250	$35,916	$22,480	$19,334	54%	$13,436	60%
Percentage of revenue	68%	74%	86%
Fiscal 2013 Compared to Fiscal 2012
The increase in selling and marketing expense was primarily attributed to increased spending on customer acquisition marketing of $13.5 million, of which $8.0 million was related to increased spending on television advertising. Additionally, there was an increase of $3.6 million in compensation and related expenses, largely due to the Breedlove and Betreut acquisitions completed in the second half of fiscal 2012. Furthermore, there was a $0.6 million increase in overhead related expenses, largely related to rent and utilities. Overall, selling and marketing expenses as a percentage of revenue decreased. This decrease was primarily the result of both the Breedlove and Betreut acquisitions. During fiscal 2013, both companies contributed to our revenue; however, our television advertising expenditures related to these companies were low.
Fiscal 2012 Compared to Fiscal 2011
The increase in selling and marketing expense was primarily attributable to increased spending on acquisition marketing of $9.7 million, of which $7.2 million related to increased spending on television advertising. Additionally, there was an increase of $2.1 million in compensation and related expenses largely due to the Breedlove and Betreut acquisitions completed in the second half of fiscal 2012, as well as other headcount increases as we have continued to invest more in brand awareness. Furthermore, there was a $0.8 million increase in spending related to the recruitment of caregivers, and a $0.4 million increase in facility-related costs, principally related to the relocation of our corporate headquarters. Overall, selling and marketing expenses as a percentage of revenue decreased. This decrease was primarily the result of both the Breedlove and Betreut acquisitions. During 2012, both companies contributed to our revenue; however, our television advertising expenditures related to these companies were low. If we were to remove the revenue associated with Breedlove and Betreut, selling and marketing expense as a percentage of revenue would have been 85% for the fiscal year ended December 31, 2012.
Research and Development

	Fiscal Year Ended			2013 Compared to 2012		2012 Compared to 2011
	December 28, 2013	December 31, 2012	December 31, 2011	Dollar Change	Percent Change	Dollar Change	Percent Change
	(in thousands, except percentages)
Research and development	$11,816	$7,662	$4,639	$4,154	54%	$3,023	65%
Percentage of revenue	15%	16%	18%
Fiscal 2013 Compared to Fiscal 2012
The increase in research and development expense was primarily related to higher compensation and related expenses of $2.4 million, largely due to an increase in headcount. Additionally, there was increased spending on third-party resources of $1.4 million. The increase in both headcount and third-party resources was related to the increased investment in the development of our platform, principally related to work on new platform features, including work on our mobile applications, convenience payments product and our international platform.
Fiscal 2012 Compared to Fiscal 2011
The increase in research and development expense was primarily related to higher compensation and related expenses of $1.7 million largely due to an increase in headcount. Additionally, there was increased spending on third-party resources of $1.1 million. The increase in both headcount and third-party resources was related to the continued investment in the development of our platform, principally related to work on new platform features, including work on our mobile applications, convenience payments product and our international platform, to encourage membership growth and enhance the user experience.

General and Administrative

	Fiscal Year Ended			2013 Compared to 2012		2012 Compared to 2011
	December 28, 2013	December 31, 2012	December 31, 2011	Dollar Change	Percent Change	Dollar Change	Percent Change
	(in thousands, except percentages)
General and administrative	$18,841	$13,671	$4,621	$5,170	38%	$9,050	196%
Percentage of revenue	23%	28%	18%
Fiscal 2013 Compared to Fiscal 2012
The increase in general and administrative expense was primarily related to higher audit and related expenses of $1.3 million, and to a lesser extent increased spending on compensation related expenses of $0.9 million and third-party resources of $0.8 million. The increases were primarily attributable to increased costs associated with our overall growth and preparation to become a public company partially offset by M&A costs in 2012 which were minimal in 2013. Additionally, we experienced an increase in facilities-related costs of $0.7 million and an increase in contingent acquisition consideration of $1.1 million as a result of the three acquisitions that occurred during the second half of fiscal 2012.
Fiscal 2012 Compared to Fiscal 2011
The increase in general and administrative expense was primarily related to higher compensation and related expenses of $5.8 million as we expanded our headcount to support our overall growth and to, a lesser extent, an increase in stock-based compensation expense. Additionally, we experienced an increase in acquisition-related transaction costs of $0.5 million, an increase in legal costs of $0.4 million (excluding those incurred as part of the acquisitions), an increase in audit and related expenses of $0.2 million, and an increase in accretion expense of contingent payments as a result of the three acquisitions that occurred during the second half of fiscal 2012.
Depreciation and Amortization

	Fiscal Year Ended			2013 Compared to 2012		2012 Compared to 2011
	December 28, 2013	December 31, 2012	December 31, 2011	Dollar Change	Percent Change	Dollar Change	Percent Change
	(in thousands, except percentages)
Depreciation and amortization	$4,387	$1,724	$173	$2,663	154%	$1,551	897%
Percentage of revenue	5%	4%	1%
Fiscal 2013 Compared to Fiscal 2012
The increase in depreciation and amortization expense was primarily related to a full year of amortization of certain intangible assets acquired as part of the Breedlove, Betreut and PIAP acquisitions completed during the second half of fiscal 2012. Over the next five years, we expect to incur total amortization expense associated with the three acquisitions of $8.1 million.
Fiscal 2012 Compared to Fiscal 2011
The increase in depreciation and amortization expense was primarily related to the amortization of certain intangible assets acquired as part of the Breedlove and Betreut acquisitions completed during the second half of fiscal 2012.
Other Expense, net

	Fiscal Year Ended			2013 Compared to 2012		2012 Compared to 2011
	December 28, 2013	December 31, 2012	December 31, 2011	Dollar Change	Percent Change	Dollar Change	Percent Change
(in thousands, except percentages)
Other expense, net	$(291)	$(47)	$(20)	$(244)	519%	$(27)	135%
Percentage of revenue	—%	—%	—%
Fiscal 2013 Compared to Fiscal 2012
The decrease in other expense, net was primarily driven by the mark-to-market adjustment of redeemable convertible preferred stock associated with both the Breedlove contingent liability and the outstanding preferred stock warrants.
Fiscal 2012 Compared to Fiscal 2011
The decrease in other expense, net was primarily driven by net unrealized transaction gains on foreign currency exchange, coupled with a mark-to-market adjustment of a redeemable convertible preferred stock warrant recorded.

Provision for (Benefit from) Income Taxes

	Fiscal Year Ended			2013 Compared to 2012		2012 Compared to 2011
	December 28, 2013	December 31, 2012	December 31, 2011	Dollar Change	Percent Change	Dollar Change	Percent Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$354	$(317)	$—	$671	(212)%	$(317)	100%
Percentage of revenue	—%	(1)%	—%
Fiscal 2013 Compared to Fiscal 2012
The decrease in provision for (benefit from) income taxes was primarily driven by deferred tax liabilities related to goodwill associated with the acquisition of Breedlove. We recorded a provision for income taxes of $0.4 million for the year ended December 28, 2013 and a benefit of $0.3 million for the year ended December 31, 2012. Our effective tax rate for the year ended December 28, 2013 was (1)% compared to an effective tax rate of 2% for the year ended December 31, 2012. Although our federal and state net operating loss carryforwards exceeded our taxable income for the years ended December 28, 2013 and December 31, 2012, our annual effective tax rate was greater than zero due to the following:

•
Amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature.

•
Certain state taxes for jurisdictions where taxes are based on a measure other than net pre-tax profit; and partially offset by utilization of foreign net operating losses in jurisdictions with deferred tax liabilities.

Fiscal 2012 Compared to Fiscal 2011
The benefit from income taxes was primarily related to a foreign deferred tax benefit related to the operating losses incurred subsequent to the acquisition of Betreut, partially offset by deferred tax liabilities related to goodwill associated with the acquisition of Breedlove.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Cash flow (used in) provided by:
Operating activities	$(12,661)	$(15,155)	$(9,594)
Investing activities	(1,818)	(25,860)	(488)
Financing activities	(253)	50,157	25,027
Effect of exchange rates on cash balances	(85)	(29)	—
(Decrease) increase in cash and cash equivalents	$(14,817)	$9,113	$14,945
As of December 28, 2013, we had cash and cash equivalents of $30.0 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of December 28, 2013 was $1.3 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014, and to a lesser extent from the exercise of employee stock options. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Fiscal 2013
Cash from operating activities used $12.7 million during fiscal 2013. This amount resulted from a net loss of $28.3 million, adjusted for non-cash items of $10.3 million, and a net $5.3 million source of cash due to increases in operating liabilities, partially offset by decreases in operating assets.
Non-cash expenses within net loss consisted primarily of $6.7 million for depreciation and amortization expense, $1.9 million of stock-based compensation expense, $1.3 million of contingent acquisition expense and $0.3 million for deferred income taxes.
An increase in operating liabilities and a decrease in operating assets contributed $5.3 million to net cash used in operating activities. The cash generated from this change consisted of an increase in accrued expenses and other current liabilities of $2.9 million and increase in deferred revenue of $2.8 million and an increase in accounts payable of $0.7 million, partially offset by an increase in unbilled accounts receivable of $0.5 million and an increase in prepaid expenses and other assets of $0.5 million.

Fiscal 2012
Cash from operating activities used $15.2 million during fiscal 2012. This amount resulted from a net loss of $20.4 million, adjusted for non-cash items of $4.4 million, and a net $0.9 million source of cash due to increases in operating assets, partially offset by increases in operating liabilities.
Non-cash expenses within net loss consisted primarily of $2.4 million for depreciation and amortization expense and $2.0 million of stock-based compensation expense.
An increase in both operating assets and liabilities contributed $0.9 million to net cash used in operating activities. The cash generated from this change consisted of an increase in deferred revenue of $1.9 million, an increase in accounts payable of $0.7 million and an increase in accrued expenses and other current liabilities of $0.3 million, partially offset by an increase in unbilled receivables of $1.1 million, an increase in prepaid expenses and other assets of $0.6 million and an increase in accounts receivables of $0.5 million.
Fiscal 2011
Cash from operating activities used $9.6 million during fiscal 2011. This amount resulted from a net loss of $12.2 million, adjusted for non-cash items of $0.8 million, and a net $1.8 million source of cash due to increases in operating liabilities, partially offset by increases in operating assets.
Non-cash expenses within net loss consisted primarily of $0.5 million of stock-based compensation expense and $0.2 million for depreciation and amortization expense.
An increase in operating liabilities and a decrease in operating assets contributed $1.8 million to net cash used in operating activities. The cash generated from this change consisted of an increase in accrued expenses of $1.8 million, a decrease in prepaid expenses and other assets of $0.4 million and an increase in other non-current liabilities of $0.3 million, partially offset by a decrease in accounts payable of $0.3 million, an increase in other non-current assets of $0.3 million and an increase in accounts receivable of $0.2 million.
Investing Activities
Fiscal 2013
During fiscal 2013, we used $1.8 million of cash for investing activities. This was related to capital expenditures of $1.4 million, principally related to furniture and fixtures expenditures and $0.4 million used in the acquisition of the assets of the Big Tent public groups platform.
Fiscal 2012
During fiscal 2012, we used $25.9 million of cash for investing activities. The cash used consisted primarily of $25.1 million related to the cash portion of the acquisitions of Breedlove, Betreut and PIAP, and $0.4 million related to computer hardware and software expenditures. We are not currently a party to any material purchase contracts related to future purchases of property, plant and equipment.
Fiscal 2011
During fiscal 2011, we used $0.5 million of cash for investing activities, primarily related to computer hardware and software expenditures.
Financing Activities
Fiscal 2013
During fiscal 2013, we used $0.3 million of cash for financing activities. $1.1 million was used for payments of deferred offering costs, partially offset by $0.8 million cash generated from the exercise of employee stock options.
Fiscal 2012
During fiscal 2012, we received $50.2 million of cash for financing activities. The cash generated consisted primarily of $49.9 million from the issuance of Series E redeemable convertible preferred stock.
Fiscal 2011
During fiscal 2011, we received $25.0 million of cash for financing activities. The cash generated consisted of $25.0 million from the issuance of Series D redeemable convertible preferred stock.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in fiscal 2013, 2012 or 2011.
Contractual Obligations
We lease our facility in Waltham, Massachusetts under an operating lease that expires in 2016. We lease other facilities in Austin, Texas and Berlin, Germany, the longest lease of which expires in 2020. We do not have any debt or capital lease obligations.
As of December 28, 2013, our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations	$9,833	$2,629	$4,566	$2,011	$627

In addition to the commitments discussed above, we have commitments to make potential future milestone payments as part of the Breedlove acquisition—up to $5.0 million in cash and 382,555 shares of redeemable convertible preferred stock—and the PIAP acquisition of $0.7 million in cash, in each case if certain revenue and bookings targets are achieved. See Note 3, ‘‘Business Acquisitions,’’ in the accompanying notes to consolidated financial statements for additional information.
The Jumpstart Our Business Startups Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an ‘‘emerging growth company.’’ As an ‘‘emerging growth company,’’ we are electing to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act.
Subject to certain conditions set forth in the JOBS Act, if as an ‘‘emerging growth company’’ we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer meet the requirements of being an ‘‘emerging growth company,’’ whichever is earlier.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
• Revenue recognition;
• Business combinations;
• Software development costs;
• Goodwill;
• Amortization of intangible assets;
• Income taxes; and
• Stock-based compensation.
For further information on our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies”, in the accompanying notes to consolidated financial statements.
Revenue Recognition
In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We derive our revenue primarily from ongoing subscription fees. Revenue from subscription fees is recognized on a daily basis over the subscription term as the services are delivered. Revenue from background checks, lead generation and advertising is recognized in the period earned. Other service revenues are recognized as the services are performed.
Certain of our arrangements provide companies the opportunity to purchase Care.com services on behalf of their employees. These arrangements typically include a subscription to our consumer matching solutions for their employees. These arrangements are accounted for as multiple element arrangements. We have concluded that each element in the arrangement has stand-alone value as the individual services can be sold separately. In addition, there is no right of refund once service has been delivered. Therefore, we have concluded each element of the arrangement is a separate unit of accounting. In accordance with authoritative guidance on revenue recognition, we allocate consideration at the inception of an arrangement to each unit of accounting based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis, and requires the use of: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available. Since VSOE or TPE are not typically available, BESP is generally used to allocate the selling price to each unit of accounting. We determine BESP for units of account by considering multiple factors, including but not limited to prices we charges for similar offerings, sales volumes, geographies and other factors contemplated in negotiating multiple element transactions.
Business Combinations
We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the business combination date, including identifiable intangible assets, which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of revenue-based milestones, could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through general and administrative costs.

In those circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability at each reporting period and record changes in the fair value as a component of operating expenses. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving revenue-based milestones.
Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.
Software Development Costs
Internal and external software development costs associated with the development of software for internal use are expensed to research and development during the preliminary project stage and capitalized during the application development stage. To date, costs incurred during application development stage have been insignificant. During the fiscal years ended December 28, 2013, December 31, 2012 and December 31, 2011, we believe the substantial majority of our development efforts were either in the preliminary stage of development or were for maintenance of, and minor upgrades and enhancements to, internal-use software and, accordingly, application development costs have been insignificant.
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We evaluate goodwill and indefinite lived intangible assets for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if we believe indicators of impairment exist. In accordance with the guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed.
The first step of the impairment test involves comparing the fair value of our reporting unit against its aggregate carrying value, including goodwill. If the carrying amount exceeds the reporting unit’s fair value, we perform the second step of the impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill. We have selected October 1 as the date we will perform our annual impairment test.
Amortization and Impairment of Intangible Assets
We amortize our intangible assets that have finite lives over their estimated useful lives. We use a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. Amortization is recorded over the estimated useful lives ranging from one to ten years. We review our intangible assets subject to amortization to determine if any adverse conditions exist, or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, we will write-down the carrying value of the intangible asset, or asset group, to its fair value in the period identified. In assessing fair value, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 is an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis, and for operating loss and tax credit carryforwards. ASC 740 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.
Stock-Based Compensation
We account for all stock-based compensation payments issued to employees, consultants and directors using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant, net of forfeitures. Compensation expense is recognized for the portion that is ultimately expected to vest over the period during which the recipient renders the required services to us using the straight-line single option method. In accordance with authoritative guidance, the fair value of non-employee stock-based awards is re-measured as the awards vest, and the resulting value, if any, is recognized as expense during the period the related services are rendered.
We use the Black-Scholes option-pricing model, or the Black Scholes model, to determine the fair value of stock-based awards requiring the input of subjective assumptions, including (a) the fair value of our common stock, (b) the expected term of the award, (c) our expected stock price volatility over the expected term of the award, (d) the risk-free interest rate and (e) expected dividends. A summary of these historical assumptions and estimates are as follows:
• Fair Value of Our Common Stock. Because our stock has not been publicly traded, the fair value of our common stock has been determined by our board of directors on each grant date, as discussed in ‘‘Common Stock Valuations’’ below.
• Expected Term. The expected term was estimated using the ‘‘simplified’’ method allowed under Securities and Exchange Commission guidance, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
• Volatility. As we did not have any trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for a group of similarly situated publicly traded companies based on daily price observations over a period equivalent to the expected term of the stock option grants. These publicly traded companies were selected based on comparable characteristics to us and consist of several companies in the technology industry that are similar in enterprise value, stage of life cycle, risk profile, financial leverage and with historical share price information sufficient to meet the expected life of our stockbased awards. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case more suitable companies whose share prices are publicly available would be utilized in the calculation.

• Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options during the period the options were granted.
• Dividend Yield. We have never declared or paid any cash dividends and we do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.
If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.
Recently Issued and Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, or the FASB, issued ASU 2013-11 regarding accounting standards update, or ASU, Topic 740 ‘‘Income Tax.’’ This ASU clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. This ASU will be effective for our fiscal year beginning December 29, 2013. Early adoption is permitted. At this time, we expect that the adoption of this ASU will impact the presentation of tax assets and liabilities on the statement of financial position, but will not impact our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. We adopted this guidance in our interim period ended March 31, 2013. The adoption of this guidance did not impact our financial statements, as the guidance is related to disclosure only, and we have not had significant reclassifications out of accumulated other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statements of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on their financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. The adoption of this ASU did not have a material impact on our consolidated financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of December 28, 2013 or as of December 31, 2012. Under our current investment policy, we invest our excess cash in money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Internal Control Over Financial Reporting
Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. However, in connection with the preparation of the registration statement relating to our initial public offering, our independent registered public accounting firm discovered errors in our financial statements related to the accounting for intangible assets. Specifically, we erroneously recognized impairment charges related to certain acquired intangible assets that should not have been impaired and determined periodic amortization using inappropriate economic useful lives. The effect of these errors was material to our financial statements. As a result of these items, we concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2012.

A ‘‘material weakness’’ is a deficiency, or a combination of deficiencies, in our control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected and corrected on a timely basis. The cause of the material weakness was related to our lack of resources within our finance function required to analyze and account for such non-routine transactions stated above in a timely manner.
Since January 1, 2013, we have taken steps to build a more experienced accounting and finance organization, including hiring a new chief financial officer, senior vice president of finance, assistant controller and senior accountant, and designing and implementing improved processes and controls, and we believe we have remediated this material weakness during fiscal 2013. However, our efforts to remedy this material weakness may not prevent future material weaknesses or significant deficiencies in our internal control over financial reporting. See also Item 1A ‘‘Risk Factors’’ for additional information on this matter.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARE.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Care.com, Inc.

        We have audited the accompanying consolidated balance sheets of Care.com, Inc. as of December 28, 2013 and December 31, 2012, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' deficit, and cash flows for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Care.com, Inc. at December 28, 2013 and December 31, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 6, 2014

CARE.COM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	Fiscal Year Ended
	December 28, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$29,959	$44,776
Restricted cash	246	39
Accounts receivable (net of allowance of $56 and $99, respectively)	1,609	1,168
Unbilled accounts receivable	2,477	2,042
Prepaid expenses and other current assets	1,731	1,293
Total current assets	36,022	49,318
Property and equipment, net	1,553	715
Intangible assets, net	11,418	16,851
Goodwill	62,686	61,805
Other non-current assets	2,150	713
Total assets	$113,829	$129,402

Liabilities, redeemable convertible preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$2,031	$1,000
Accrued expenses and other current liabilities	7,023	3,528
Current contingent acquisition consideration	5,463	—
Deferred revenue	8,304	5,102
Total current liabilities	22,821	9,630
Contingent acquisition consideration	5,166	9,288
Deferred tax liability	1,112	828
Other non-current liabilities	785	904
Total liabilities	29,884	20,650

Commitment and contingencies (see note 6)

Redeemable convertible preferred stock, $0.01 par value; 22,632 shares authorized; 21,299 shares issued and outstanding; aggregate liquidation value of $161,666	152,251	152,194

Stockholders' deficit
Common stock, $0.001 par value; 32,000 shares authorized; 3,197 and 2,882 shares issued and outstanding as of December 28, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	9,311	6,628
Accumulated deficit	(79,563)	(51,210)
Accumulated other comprehensive income	1,943	1,137
Total stockholders' deficit	(68,306)	(43,442)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$113,829	$129,402

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Revenue	$81,487	$48,493	$26,006
Cost of revenue	18,844	10,210	6,225
Operating expenses:
Selling and marketing	55,250	35,916	22,480
Research and development	11,816	7,662	4,639
General and administrative	18,841	13,671	4,621
Depreciation and amortization	4,387	1,724	173
Total operating expenses	90,294	58,973	31,913
Operating loss	(27,651)	(20,690)	(12,132)
Other expense, net	(291)	(47)	(20)
Loss before income taxes	(27,942)	(20,737)	(12,152)
Provision for (benefit from) income taxes	354	(317)	—
Net loss	(28,296)	(20,420)	(12,152)
Accretion of preferred stock	(57)	(48)	(41)
Net loss attributable to common stockholders	$(28,353)	$(20,468)	$(12,193)
Net loss per share attributable to common stockholders:
Basic and diluted	$(9.45)	$(7.97)	$(5.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	3,000	2,568	2,188

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Net loss	$(28,296)	$(20,420)	$(12,152)

Other comprehensive income:
Foreign currency translation adjustments	806	1,137	—
Total other comprehensive income	806	1,137	—

Comprehensive loss	$(27,490)	$(19,283)	$(12,152)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(In thousands, except per share data)

	Redeemable Convertible Preferred Stock		Stockholders' Deficit
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance at December 31, 2010	11,092	$36,079	2,100	$2	$905	$(18,549)	$—	$(17,642)
Preferred stock financing	2,870	24,958	—	—	—	—	—	—
Exercises of stock options	—	—	136	—	69	—	—	69
Accretion of issuance costs	—	41	—	—	—	(41)	—	(41)
Stock-based compensation	—	—	—	—	528	—	—	528
Net loss	—	—	—	—	—	(12,152)	—	(12,152)
Balance at December 31, 2011	13,962	61,078	2,236	2	1,502	(30,742)	—	(29,238)
Preferred stock financing	3,826	49,904	—	—	—	—	—	—
Preferred stock issued in connection with acquisitions	3,511	41,164	—	—	—	—	—	—
Exercises of stock options	—	—	152	—	253	—	—	253
Issuance of common stock in connection with acquisitions	—	—	494	1	2,921	—	—	2,922
Accretion of issuance costs	—	48	—	—	—	(48)	—	(48)
Stock-based compensation	—	—	—	—	1,952	—	—	1,952
Foreign currency translation adjustment	—	—	—	—	—	—	1,137	1,137
Net loss	—	—	—	—	—	(20,420)	—	(20,420)
Balance at December 31, 2012	21,299	152,194	2,882	3	6,628	(51,210)	1,137	(43,442)
Exercises of stock options	—	—	315	—	821	—	—	821
Accretion of issuance costs	—	57	—	—	—	(57)	—	(57)
Stock-based compensation	—	—	—	—	1,862	—	—	1,862
Foreign currency translation adjustment	—	—	—	—	—	—	806	806
Net loss	—	—	—	—	—	(28,296)	—	(28,296)
Balance at December 28, 2013	21,299	$152,251	3,197	$3	$9,311	$(79,563)	$1,943	$(68,306)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities
Net loss	$(28,296)	$(20,420)	$(12,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,862	1,952	528
Depreciation and amortization	6,702	2,440	173
Non-cash interest expense	—	—	14
Deferred taxes	284	(345)	—
Contingent consideration expense	1,342	239	—
Change in fair value of stock warrants	115	93	44
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	23	89	—
Accounts receivable	(46)	(473)	(248)
Unbilled accounts receivable	(458)	(1,060)	—
Prepaid expenses and other current assets	(462)	(584)	355
Other non-current assets	(109)	(208)	(251)
Accounts payable	706	711	(296)
Accrued expenses and other current liabilities	2,870	339	1,779
Deferred revenue	2,821	1,907	200
Other non-current liabilities	(15)	165	260
Net cash used in operating activities	(12,661)	(15,155)	(9,594)

Cash flows from investing activities
Purchases of property and equipment	(1,420)	(413)	(488)
Acquisitions of businesses, net of cash acquired	(398)	(25,075)	—
Purchases of intangible assets	—	(142)	—
Cash withheld for purchase consideration	—	(230)	—
Net cash used in investing activities	(1,818)	(25,860)	(488)

Cash flows from financing activities
Proceeds from the issuance of redeemable preferred stock	—	49,904	24,958
Proceeds from the issuance of common stock	821	253	69
Payments for deferred offering costs	(1,074)	—	—
Net cash (used in) provided by financing activities	(253)	50,157	25,027

Effect of exchange rate changes on cash and cash equivalents	(85)	(29)	—
Net (decrease) increase in cash and cash equivalents	(14,817)	9,113	14,945
Cash and cash equivalents, beginning of the period	44,776	35,663	20,718
Cash and cash equivalents, end of the period	$29,959	$44,776	$35,663

Supplemental disclosure of cash flow activities
Cash paid for taxes	$26	$33	$7

Supplemental disclosure of non-cash investing and financing activities
Issuance of preferred and common stock in connection with acquisitions	$—	$44,089	$—
Contingent acquisition consideration	$—	$9,049	$—
Accretion of preferred stock to redemption value	$57	$48	$41
Unpaid deferred offering costs	$479	$—	$—
See accompanying notes to the consolidated financial statements

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 2013, DECEMBER 31, 2012 AND DECEMBER 31, 2011

1. Organization and Description of Business
Care.com, Inc. (the “Company”, “we”, “us”, and “our”), a Delaware corporation, was incorporated on October 27, 2006. We operate an online marketplace to connect families with caregivers. Our mission is to improve the lives of families and caregivers by helping them connect in a reliable and easy way.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on us in terms of our future financial position, results of operations or cash flows: rates of revenue growth; engagement and usage of our products; scaling and adaptation of existing technology and network infrastructure; competition in our market; management of our growth; acquisitions and investments; qualified employees and key personnel; protection of our brand and intellectual property; protection of customers’ information and privacy concerns; and security measures related to our website, among other things.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, after elimination of all intercompany balances and transactions. We have prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Fiscal Year-End
For periods prior to Fiscal 2013, we operated and reported on a calendar basis fiscal year. Beginning in the third quarter of Fiscal 2013, we operate and report using a 52 or 53 week fiscal year ending on the Saturday closest to December 31. Accordingly, our fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and revenue allowances, the useful lives of long-lived assets including property and equipment, intangible assets, valuation of common and preferred stock and warrants to purchase preferred stock, fair value of stock-based awards, goodwill, income taxes, contingent consideration, and contingencies. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from the estimates.
Revenue Recognition
In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We derive our revenue primarily from on-going subscription fees. Revenue from subscription fees is recognized on a daily basis over the subscription term as the services are delivered. Revenue from background checks, lead generation and advertising is recognized in the period earned. Other service revenues are recognized as the services are performed.
Certain of our arrangements provide companies the opportunity to purchase Care.com services on behalf of their employees. These arrangements typically include a subscription to our consumer matching solutions for their employees. These arrangements are accounted for as multiple element arrangements. We have concluded that each element in the arrangement has stand-alone value as the individual services can be sold separately. In addition, there is no right of refund once service has been delivered. Therefore, we have concluded each element of the arrangement is separate unit of accounting. In accordance with authoritative guidance on revenue recognition, we allocate consideration at the inception of an arrangement to each unit of accounting based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis, and requires the use of: (1) vendor-specific objective evidence (‘‘VSOE’’), if available; (2) third-party evidence (‘‘TPE’’), if VSOE is not available; and (3) best estimate of selling price (‘‘BESP’’), if neither VSOE nor TPE is available. Since VSOE or TPE are not typically available, BESP is generally used to allocate the selling price to each unit of accounting. We determine BESP for units of account by considering multiple factors including, but not limited to, prices we charge for similar offerings, sales volumes, geographies and other factors contemplated in negotiating multiple element transactions.
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with major financial institutions throughout the world that management assesses to be of high-credit quality in order to limit exposure of each investment. As of December 28, 2013 and December 31, 2012, substantially all of our cash had been invested in money market funds.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers, none of which accounted for more than 10% of total accounts receivable or revenue in any financial period presented. In addition, our credit risk is mitigated by a relatively short collection period. Collateral is not required for accounts receivable. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on management’s best estimates. Amounts determined to be uncollectible are written off against this reserve.

Foreign Currency Translation
We determine the functional currency for our foreign subsidiary by reviewing the currencies in which its respective operating activities occur. Financial information is translated from the functional currency to the U.S. dollar, the reporting currency, for inclusion in our consolidated financial statements. Income, expenses, and cash flows are translated at average exchange rates prevailing during each month of the fiscal year, and assets and liabilities are translated at fiscal period end exchange rates. Foreign exchange transaction gains and losses are included in other (expense) income, net in the accompanying consolidated statements of operations. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains (losses) included in other expense, net in the accompanying consolidated statements of operations for the years ended December 28, 2013 and December 31, 2012 were less than $0.1 million and $0.1 million, respectively. During the year ended December 31, 2011, we did not have any foreign operations.
Cash Equivalents
We consider highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. As of December 28, 2013 and December 31, 2012, cash equivalents consisted of money market funds.
Restricted Cash
Restricted cash relates primarily to monies held in escrow to settle contractual obligations and funds received from families that are due to their clients’ respective providers or the taxing authorities, but have not yet been remitted. Amounts received from families that are held by us until disbursement to their providers and taxing authorities are restricted as to usage because we are obligated to forward such funds to the recipients on behalf of our paying families. As of December 28, 2013, restricted cash is classified within current assets in the accompanying consolidated balance sheets because such amounts are scheduled to be remitted within the twelve months following the balance sheet date.
Deferred Revenue
Deferred revenue primarily consists of payments received in advance of revenue recognition of the services described above, and is recognized as the revenue recognition criteria are met. Our customers pay for most services in advance on a monthly, quarterly or annual basis. Amounts expected to be recognized within the twelve months following the balance sheet date are classified within current liabilities in the accompanying consolidated balance sheets.
Unbilled Receivables
Unbilled receivables consist of amounts earned upon satisfying the revenue recognition criteria in advance of billing. Subscribers to our Care.com HomePay solution are billed quarterly in arrears at the beginning of the subsequent calendar quarter to which the services related. Amounts expected to be billed within the twelve months following the balance sheet date are classified within current assets in the accompanying consolidated balance sheets.
Cost of Revenue
Cost of revenue consists of personnel costs for customer support; website hosting fees; transaction fees related to credit card payments; the cost of background checks run on families and caregivers; amortization expense of caregiver relationships, proprietary software and website intangible assets; and an allocation of facilities expenses.
Fair Value Measurements
Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

•	Level 1 inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Recurring Fair Value Measurements
Assets
Cash equivalents - Cash equivalents include money market mutual funds with original maturities of three months or less. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and, therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy.
Liabilities
Contingent Acquisition Consideration - Contingent acquisition consideration includes the fair value of the contingent consideration, based on the likelihood of issuing preferred stock and paying cash related to certain revenue milestones, as part of the consideration transferred. During the year ended December 28, 2013 we reassessed the probability of achievement on the PIAP contingent acquisition cash payment based on their meeting certain revenue milestones and the probability of reaching both the 2013 and 2014 milestones which resulted in $0.6 million of incremental expense. For contingent consideration payable in preferred stock, we used a valuation of the company based on both an income and market approach to determine the fair value of the preferred shares as of the acquisition date and on an-ongoing basis. Refer to Note 3-Business Acquisitions for a discussion of the methodology used and changes in the fair value of our contingent acquisition liability.
Preferred Stock Warrants - Preferred stock warrants consist of warrants issued in connection with debt financings. The fair value of the warrants was determined using the Black-Scholes option-pricing model. Refer to Note 8-Redeemable Convertible Preferred Stock and Stockholders’ Deficit for a discussion of the methodology used and changes in the fair value of our preferred stock warrants.
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 28, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	December 28, 2013				December 31, 2012
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$15,085	$—	$—	$15,085	$42,070	$—	$—	$42,070
Total assets	$15,085	$—	$—	$15,085	$42,070	$—	$—	$42,070

Liabilities:
Contingent acquisition consideration	$—	$—	$10,630	$10,630	$—	$—	$9,288	$9,288
Preferred stock warrants	—	—	362	362	—	—	247	247
Total liabilities	$—	$—	$10,992	$10,992	$—	$—	$9,535	$9,535
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration and preferred stock warrants which represent recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

	Fiscal Year Ended
	December 28, 2013		December 31, 2012
	Contingent Acquisition Consideration	Preferred Stock Warrants	Contingent Acquisition Consideration	Preferred Stock Warrants
Beginning balance	$9,288	$247	$—	$153
Contingent consideration liability recorded	—	—	9,049	—
Total losses included in earnings	1,342	115	239	94
Ending balance	$10,630	$362	$9,288	$247
Non-Recurring Fair Value Measurements
We remeasure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. No remeasurement of such assets occurred at December 28, 2013 and December 31, 2012. Other financial instruments not measured or recorded at fair value in the accompanying consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
Business Combinations
We determine and allocate the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the business combination date, including identifiable intangible assets which either arise from contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of revenue-based milestones, could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through general and administrative expenses.
In those circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We remeasure this liability each reporting period and record changes in the fair value as a component of operating expenses. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving revenue-based milestones.
Results of operations and cash flows of acquired companies are included in our operation results from the date of acquisition.
Software Development Costs
Internal and external software development costs associated with the development of software for internal use are expensed to research and development during the preliminary project stage and capitalized during the application development stage. To date, costs incurred during application development stage have been insignificant. During the years ended December 28, 2013 and December 31, 2012, we believe the substantial majority of our development efforts were either in the preliminary stage of development or were for maintenance of, and minor upgrades and enhancements to internal-use software and, accordingly, application development costs have been insignificant.
Equity Method Investment
During fiscal 2012, we made a 50% investment in Care International Exchange, Inc. (‘‘the Venture’’), a venture formed with Magsaysay People Resources Corporation (‘‘Magsaysay’’). The purpose of the Venture is to conduct activities related to a live-in care program with the goal of generating revenue from the placement of foreign-born providers with families, institutions or individuals seeking live-in home care throughout Canada. Our initial investment in the Venture was $50,000, and we and Magsaysay each have a commitment to provide an additional $0.4 million of funding over the next two years. We account for our investment in the Venture using the equity method of accounting based on our voting interest as we have significant influence over the Venture. Accordingly, our share of the income or loss of the Venture is recorded in other income or expense in the accompanying consolidated statements of operations. To date, the operations of the Venture have not been significant.
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We evaluate goodwill and indefinite lived intangible assets for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if we believe indicators of impairment exist. We conduct our annual impairment test on the first day of the fourth quarter. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a significant adverse change in business climate or operational performance of the business. In accordance with the guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed.
The first step of the impairment test involves comparing the fair value of our reporting unit against its aggregate carrying value, including goodwill. If the carrying amount exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill. As a result of completing the first step of our impairment assessment, the fair value exceeded the carrying value and, as such, the second step was not required.
Amortization and Impairment of Intangible Assets
We amortize our intangible assets that have finite lives over their estimated useful lives. We use a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. Amortization is recorded over the estimated useful lives ranging from one to ten years. We review our intangible assets subject to amortization to determine if any adverse conditions exist, or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, we will write-down the carrying value of the intangible asset to its fair value in the period identified. In assessing fair value, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset or asset group using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.
During the fourth quarter of Fiscal 2012, we made the decision to replace the Betreut proprietary software with a new, worldwide, international platform that was to be developed. As a result of this decision we tested the associated asset group for recoverability and concluded that an indicator of impairment did not exist. However, in connection with the decision to migrate the existing technology platform to the new worldwide platform, we concluded the useful life of the technology platform should be reassessed. We revised the useful life to be one year to coincide with our migration plan.
During the third quarter of Fiscal 2013, we made the decision to migrate the PIAP trade name to Care.com Back-up Care. As a result of this decision we tested the associated asset group for recoverability and concluded that an indicator of impairment did not exist. However, in connection with the decision to migrate to the new trade name, we concluded the useful life of the PIAP trade name should be reassessed. We revised the useful life to be 4 months to coincide with our migration plan.

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful life of the assets or, where applicable and if shorter, over the lease term, as follows:

Estimated Useful Life
Computer equipment	3 years
Leasehold improvements	Lesser of asset life or lease term
Furniture and fixtures	3 years
Software	3 years
Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.
In accordance with ASC 360-10-35-15, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, we review the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are not depreciated. Assets and liabilities that are part of a disposal group and classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We have not recognized any impairment losses during the years ended December 28, 2013 and December 31, 2012.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 is an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis, and for operating loss and tax credit carryforwards. ASC 740 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 28, 2013 and December 31, 2012, we did not have any uncertain tax positions.
Presentation of Taxes in the Consolidated Statements of Operations
We present taxes that are collected from customers and remitted to government authorities on a net basis in the consolidated statements of operations.
Stock-Based Compensation
We account for all stock-based awards to employees and members of the Board of Directors (the Board), to the extent such awards were issued in connection with their services as directors, in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as an operating expense based on their fair values. We estimate the fair value of each option award using the Black-Scholes option pricing model. In accordance with ASC 718, we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.
Stock-based awards issued to non-employees, are accounted for using the fair value method in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. These stock options are typically granted in exchange for consulting services to be rendered, and vest over periods of up to four years. The fair value of the options is estimated on the date of grant, and subsequently revalued at each reporting period over their vesting period using the Black-Scholes option-pricing model.
Advertising Costs
We expense advertising costs as incurred when the advertisement is run. We incurred advertising expenses of $22.3 million, $14.3 million and $7.2 million for the years ended December 28, 2013, December 31, 2012 and December 31, 2011, respectively, which was included in the accompanying consolidated statements of operations as selling and marketing expense.
Accumulated Other Comprehensive Income
As of December 28, 2013 and December 31, 2012, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments.
Recently Issued and Adopted Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11 regarding ASC Topic 740 Income Taxes. This ASU clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU will be effective for our fiscal year beginning December 29, 2013. Early adoption is permitted. At this time, we expect that the adoption of this ASU will impact the presentation of tax assets and liabilities on the statement of financial position, but will not impact our consolidated financial position, results of operations or cash flows.
In February 2013, the Financial Accounting Standards Board (‘‘FASB’’) issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance in our interim period ended March 31, 2013. The adoption of this guidance did not impact our financial statements, as the guidance is related to disclosure only, and we have not had significant reclassifications out of accumulated other comprehensive income.
In December 2011, the FASB issued ASU 2011-11, (Disclosures about Offsetting Assets and Liabilities). This update requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statements of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on their financial position. This update is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01, (Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities). The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. The adoption of this update did not have a material impact on our consolidated financial statements.
3. Business Acquisitions
Breedlove
On August 3, 2012, we acquired all of the outstanding capital stock of Breedlove & Associates, L.L.C. (Breedlove), a provider of household employer payroll, tax and compliance services. The aggregate consideration payable to the former stockholders of Breedlove was $53.9 million. This consideration consisted of: $23.1 million that was paid in cash; the issuance of 1.7 million shares of our Series E preferred stock, valued at $21.9 million; and, if certain revenue-based milestones are achieved through 2014, up to an additional $5.0 million in cash (valued at $3.9 million) and 0.4 million additional shares of Series E preferred stock (gross value of $5.0 million). In connection with the acquisition, we incurred $0.1 million of merger related transaction costs, which we recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2012.
We recorded our estimate of the fair value of this contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Breedlove during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the equity purchase agreement. There have been no changes in the probability of the earn-out payment through December 28, 2013. The cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone date approaches, the fair value of this liability will increase. This increase in fair value was recorded in general and administrative expenses in the accompanying consolidated statements of operations. The preferred stock portion of the contingent consideration represents a liability in accordance with ASC 480-10, Distinguishing Liabilities from Equity, and is marked to market each reporting period with changes in market value recognized in other expense, net in the accompanying consolidated statements of operations. The results of operations for Breedlove have been included in our consolidated financial statements since the date of acquisition. For the period from the date of acquisition to December 31, 2012, revenue and net loss for Breedlove totaled $3.1 million and $0.1 million, respectively.

During the year ended December 28, 2013 we recognized $0.2 million of expense related to the increase in fair value of the redeemable preferred stock.
Identifiable Intangible Assets
As part of the purchase price allocation, we determined that Breedlove’s primary separately identifiable intangible assets were its customer relationships, proprietary software and trade name. We used the multi-period excess earnings method to value the customer relationships. This method estimates the fair value of an asset by isolating the future projected earnings or cash flows attributable to that specific asset and then by discounting this economic benefit stream back to present value at the required rate of return. We used a hybrid approach to value the proprietary software. This approach incorporates elements of the income and cost approaches, specifically the lost profits and replacement cost methods. We used a royalty for the use of an asset, rather than incurring the costs associated with internally developing an asset of identical utility. The fair value is calculated by taking the present value of avoided after-tax cash flows discounted back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset then discounted based on an appropriate discount rate. The discount rates applied, which ranged between 12.9% and 13.0%, were benchmarked with reference to the implied rate of return from the transaction model, as well as an estimate of a market participant’s weighted-average cost of capital based on the capital asset pricing model.
In estimating the useful life of the acquired assets, we considered ASC 350-30-35, Intangibles-Goodwill and Other, and reviewed the following: the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.
We amortize these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows, as we believe this will approximate the pattern in which the economic benefits of the assets will be utilized, or where we have concluded that the cash flows were not reliably determinable, on a straight-line basis.

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 28, 2013, DECEMBER 31, 2012 AND DECEMBER 31, 2011

The acquisition of Breedlove was deemed to be an asset purchase for income tax purposes. Accordingly, no deferred taxes were established relating to the fair value of the acquired intangible assets. The factors contributing to the recognition of goodwill were based upon several strategic and synergistic benefits that are expected to be realized from the combination. Substantially all of the goodwill is expected to be deductible for tax purposes.
Betreut
On July 5, 2012, we acquired all of the outstanding capital stock of Besser Betreut GmbH (‘‘Betreut’’), a provider of online matching services in Germany to connect care seekers with care providers. The aggregate consideration payable to the former stockholders of Betreut was $23.3 million. This consideration consisted of: the issuance of 1.8 million shares of our Series D-1 preferred stock valued at $19.3 million; the issuance of 0.5 million shares of our common stock valued at $2.9 million; and $1.1 million in cash. In connection with the acquisition, we incurred $0.4 million of merger-related transaction costs, which we recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2012.
The results of operations for Betreut have been included in our consolidated financial statements since the date of acquisition. For the period from the date of acquisition to December 31, 2012, revenue and net loss for Betreut totaled $2.9 million and $1.8 million, respectively.
Identifiable Intangible Assets
As part of the purchase price allocation, we determined that Betreut’s primary separately identifiable intangible assets were its customer relationships, proprietary software, trade name and caregiver relationships. We used the multi-period excess earnings method to value the customer relationships. This method estimates the fair value of an asset by isolating the future projected earnings or cash flows attributable to that specific asset and then by discounting this economic benefit stream back to present value at the required rate of return. We used a hybrid approach to value the proprietary software and caregiver relationships. This approach incorporates elements of the income and cost approaches, specifically the lost profits and replacement cost methods. We used a relief from royalty method to value the trade name. This method assumes that a willing buyer would pay a royalty for the use of an asset, rather than incurring the costs associated with internally developing an asset of identical utility. The fair value is calculated by taking the present value of avoided after-tax cash flows discounted back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset then discounted based on an appropriate discount rate. The discount rates applied, which ranged between 16.5% and 17.3%, were benchmarked with reference to the implied rate of return from the transaction model as well as an estimate of a market participant’s weightedaverage cost of capital based on the capital asset pricing model.
In estimating the useful life of the acquired assets, we considered ASC 350-30-35, and reviewed the following: the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.
We amortize these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows, as we believe this will approximate the pattern in which the economic benefits of the assets will be utilized, or where we have concluded that the cash flows were not reliably determinable, on a straight-line basis. The factors contributing to the recognition of goodwill were based upon our determination that several strategic and synergistic benefits are expected to be realized from the combination. None of the goodwill is expected to be currently deductible for tax purposes.
Parents in a Pinch
On December 31, 2012, we acquired all of the outstanding capital stock of Parents in a Pinch, Inc. (‘‘PIAP’’), a Boston-based provider of in-home backup childcare and eldercare services for working families. The aggregate consideration payable to the former stockholders of PIAP was $1.6 million. This consideration consisted of: $1.2 million in cash; $0.2 million of cash withheld as security for the indemnification obligations of the PIAP stockholders; and up to an additional $0.7 million of revenue-based earnouts through 2014, valued at $0.1 million which are payable in cash. In connection with the acquisition, we incurred less than $0.1 million of merger related transaction costs, which we recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2012.
We recorded an estimate of the fair value of the earnout (contingent consideration) based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of PIAP during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the stock purchase agreement. This liability has been discounted to reflect the time value of money, and therefore, as the milestone date approaches, the fair value of this liability may increase.
The results of operations for PIAP have been included in our consolidated financial statements since the date of acquisition. As the acquisition occurred on the last day of the fiscal year, no results of PIAP were included within our year ended December 31, 2012 consolidated statement of operations.
Identifiable Intangible Assets
As part of the purchase price allocation, we determined that PIAP’s primary separately identifiable intangible assets were its customer relationships, proprietary software and trade name. We used the multi-period excess earnings method to value the customer relationships. This method estimates the fair value of an asset by isolating the future projected earnings or cash flows attributable to that specific asset and then by discounting this economic benefit stream back to present value at the required rate of return. We used a hybrid approach to value the proprietary software. This approach incorporates elements of the income and cost approaches, specifically the lost profits and replacement cost methods. We used a relief from royalty method to value the trade name. This method assumes that a willing buyer would pay a royalty for the use of an asset, rather than incurring the costs associated with internally developing an asset of identical utility. The fair value is calculated by taking the present value of avoided after-tax cash flows discounted back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset then discounted based on an appropriate discount rate. The discount rates applied, which ranged between 17.2% and 17.9%, were benchmarked with reference to the implied rate of return from the transaction model, as well as an estimate of a market participant’s weighted-average cost of capital based on the capital asset pricing model.

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 28, 2013, DECEMBER 31, 2012 AND DECEMBER 31, 2011

In estimating the useful life of the acquired assets, we considered ASC 350-30-35, and reviewed the following: the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.
We amortize these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows, as we believe this will approximate the pattern in which the economic benefits of the assets will be utilized, or where we have concluded that the cash flows were not reliably determinable, on a straight-line basis.
The acquisition of PIAP was deemed to be an asset purchase for income tax purposes. Accordingly, no deferred taxes were established relating to the fair value of the acquired intangible assets. The factors contributing to the recognition of goodwill were based upon several strategic and synergistic benefits that are expected to be realized from the combination. Substantially all of the goodwill is expected to be deductible for tax purposes.
Purchase Price Allocation
We accounted for these acquisitions as business combinations and, in accordance with ASC 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the components of the purchase price and purchase price allocation for the 2012 acquisitions (in thousands):

	Breedlove	Betreut	PIAP
Total purchase consideration:
Cash	$23,076	$1,099	$1,419
Fair value of preferred and common stock issued	21,912	22,174	—
Fair value of contingent consideration	8,911	—	138
Total purchase consideration	$53,899	$23,273	$1,557
Allocation of purchase consideration:
Cash	$—	$310	$(21)
Unbilled receivables	597	—	347
Accounts receivable	—	250	8
Other assets	273	178	35
Deferred tax liabilities	—	(1,139)	—
Other current liabilities	(187)	(476)	(770)
Identifiable intangible assets (a)	13,640	3,720	1,210
Goodwill	39,576	20,430	748
Purchase price	$53,899	$23,273	$1,557
(a) The following are the identifiable intangible assets acquired and their respective weighted average useful lives (in thousands):

	Breedlove		Betreut		PIAP
	Amount	Weighted- Average Life (Years)	Amount	Weighted- Average Life (Years)	Amount	Weighted- Average Life (Years)
Trademarks and trade names	$3,610	3	$650	7	$240	5
Proprietary software	2,610	5	1,950	5	190	5
Website	40	4	—	—	10	2
Training materials	—	—	—	—	30	3
Non-compete agreements	60	5	80	3	—	—
Leasehold interests	170	6	—	—	—	—
Caregiver relationships	—	—	270	3	50	3
Customer relationships	7,150	4	770	4	690	10
Total	$13,640	4	$3,720	5	$1,210	8

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 28, 2013, DECEMBER 31, 2012 AND DECEMBER 31, 2011

Details related to the valuation techniques utilized for estimating fair value of the intangible assets acquired are shown below:

	Breedlove	Betreut	PIAP
	Valuation Approach	Valuation Method	Valuation Method
Trademarks and trade names	Relief from royalty method	Relief from royalty method	Relief from royalty method
Proprietary software	Replacement cost and lost profits methods	Replacement cost and lost profits methods	Replacement cost and lost profits methods
Website	Replacement cost and lost profits methods	—	Replacement cost and lost profits methods
Training materials	—	—	Replacement cost and lost profits methods
Non-compete agreements	With and without method under the income approach	With and without method under the income approach	—
Leasehold interests	Income approach to value the leased fee interest	—	—
Caregiver relationships	—	Replacement cost and lost profit	Replacement cost and lost profit
Customer relationships	Multi-period excess earnings	Multi-period excess earnings	Multi-period excess earnings
The fair value of the Series D-1 and Series E redeemable convertible preferred stock issued as consideration in the Breedlove and Betreut acquisition was derived based on third-party valuations of the Series D and Series E redeemable convertible preferred stock, respectively. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements under the fair value hierarchy.
The following unaudited pro forma financial information presents the results of operations of the Company and the acquired companies as if the acquisitions had occurred on January 1, 2011, with pro forma adjustments to give effect to amortization of intangible assets, an increase in the weighted-average number of common shares outstanding based on the common shares issued in connection with the Betreut acquisition and certain other adjustments. The direct acquisition fees and expenses of approximately $0.5 million that were a direct result of the transaction are excluded from the unaudited pro forma information below for the year ended December 31, 2012. The unaudited pro forma financial information for the year ended December 31, 2011 was adjusted to include these charges. The pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what the actual results would have been had the acquisitions occurred at the beginning of the year ended December 31, 2011 (in thousands):

	Pro Forma for the Years Ended
	December 31, 2012	December 31, 2011
Revenue	$56,356	$37,083
Net loss attributable to common stockholders	$(22,822)	$(13,923)
Big Tent
In June 2013 we acquired certain assets and liabilities of Big Tent, a provider of an online forum for groups to share information, which we determined to be an acquisition of a business. The results of operations of this acquisition have been included in our consolidated results from their respective acquisition dates. The total consideration for this acquisition was $0.7 million, paid in cash. In allocating the total purchase consideration for this acquisition based on estimated fair values, we recorded $0.5 million of identifiable intangible assets. Intangible assets acquired included primarily proprietary software and customer relationships with weighted average useful lives of 6.6 years.
Transaction costs related to this business combination were not material and are included in general and administrative expenses in the accompanying consolidated statements of operations. We concluded that this acquisition did not represent a material business combination and therefore, no proforma financial information has been provided herein.

4. Supplemental Balance Sheet Information
The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 28, 2013	December 31, 2012
Computer equipment	$1,444	$842
Furniture and fixtures	1,154	383
Software	199	133
Leasehold improvements	183	112
Total	2,980	1,470
Less accumulated depreciation	(1,427)	(755)
Property and equipment, net	$1,553	$715
Depreciation expense for the years ended December 28, 2013, December 31, 2012 and 2011 was $0.7 million, $0.3 million and $0.2 million, respectively.
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	December 28, 2013	December 31, 2012
Payroll and compensation	$3,134	$1,695
Tax-related expense	372	350
Marketing expenses	1,028	340
Rent expense	137	134
Other accrued expenses	2,352	1,009
Total accrued expenses and other current liabilities	$7,023	$3,528
5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 31, 2011	$—
Acquisitions	60,754
Effect of currency translation	1,051
Balance as of December 31, 2012	61,805
Effect of currency translation	881
Balance as of December 28, 2013	$62,686

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

December 28, 2013:
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,561	(2,096)	2,465	2.5
Proprietary software	5,184	(2,952)	2,232	3.5
Website	50	(19)	31	2.3
Training materials	30	(10)	20	2.0
Non-compete agreements	148	(61)	87	2.6
Leasehold interests	170	(36)	134	5.4
Caregiver relationships	346	(164)	182	1.6
Customer relationships	8,953	(2,928)	6,025	3.5
Total	$19,684	$(8,266)	$11,418

December 31, 2012:
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,534	(550)	3,984	3.4
Proprietary software	4,850	(674)	4,176	3.2
Website	50	(4)	46	3.2
Training materials	30	—	30	3.0
Non-compete agreements	144	(19)	125	3.4
Leasehold interests	170	(11)	159	6.3
Caregiver relationships	334	(47)	287	2.6
Customer relationships	8,650	(848)	7,802	4.1
Total	$19,004	$(2,153)	$16,851

Amortization expense was $6.0 million and $2.2 million for the year ended December 28, 2013 and December 31, 2012, respectively. Of these amounts $3.7 million and $1.5 million was classified as a component of depreciation and amortization, and $2.3 million and $0.7 million was classified as a component of cost of revenue in the consolidated statements of operations for the year ended December 28, 2013 and December 31, 2012, respectively. As of December 28, 2013, the estimated future amortization expense related to current intangible assets in each of the five succeeding fiscal years is expected to be as follows (in thousands):

2014	$4,258
2015	3,678
2016	1,995
2017	567
2018	222
Total	$10,720
6. Commitments and Contingents
Leases
We have entered into various non-cancelable operating lease agreements, primarily covering certain of our offices throughout the world, with original lease periods expiring between 2014 and 2020. Facilities rent expense under these operating leases was $2.5 million and $1.5 million for the years ended December 28, 2013 and December 31, 2012, respectively. We are responsible for paying our proportionate share of the actual operating expenses and real estate taxes under certain of these lease agreements.
Certain of these arrangements have renewal or expansion options, as well as adjustments for market provisions, such as free or escalating base monthly rental payments. We recognize rent expense under such arrangements on a straight-line basis over the initial term of the lease. The difference between the straight-line expense and the cash paid for rent has been recorded as deferred rent in the consolidated balance sheets.
At December 28, 2013, minimum future lease commitments under all non-cancelable operating leases (including rent escalation clauses) are as follows (in thousands):

Fiscal Year
2014	$2,629
2015	2,696
2016	1,870
2017	995
2018	1,016
Thereafter	627
Total	$9,833
Legal matters
From time to time we may be party to litigation arising in the ordinary course of our business. We were not subject to any material legal proceedings during the years ended December 28, 2013 and December 31, 2012, and, to the best of our knowledge, no material legal proceedings are currently pending or threatened.
7. Loan and Security Agreement
On July 27, 2010, we entered into a loan and security agreement (‘‘the July 2010 Loan and Security Agreement’’) pursuant to which we were able to borrow up to $5.0 million through March 31, 2011. We did not borrow any money under the July 2010 Loan and Security Agreement during the draw down period which concluded on March 31, 2011.
In connection with the July 2010 Loan and Security Agreement, we issued a warrant to purchase a maximum of 80,000 shares of our common stock at an exercise price of $1.65 per share. Upon the signing of the July 2010 Loan and Security Agreement, 40,000 shares were immediately available for purchase. Additional warrants would become available for purchase in 2,000 share increments for every $250,000 that we borrowed under the July 2010 Loan and Security Agreement. The warrant was fully vested when issued, and expires at the earliest to occur of July 27, 2018, or two years after the closing of an Initial Public Offering, after which our stock is listed on the NASDAQ or another stock exchange in the United States.
The fair value of the warrant was determined on July 27, 2010 using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of zero, risk-free interest rate of 2.46%, expected volatility of 50%, expected term of eight years and a stock price of $1.65. The fair value of the initial 40,000 shares of the warrant was less than $0.1 million at issuance, and was recorded to other non-current asset. As of December 28, 2013, this warrant has been fully amortized. We amortized less than $0.1 million to interest expense during the year ended December 31, 2011. As no debt was drawn on this agreement, no additional warrants were issued.
8. Redeemable Convertible Preferred Stock and Stockholders’ Deficit
In November 2006, we completed a private placement of $3.8 million, authorizing the issuance and sale of 3,765,000 shares of Series A redeemable convertible preferred stock (‘‘Series A’’) at $1.00 per share. In September 2007, we completed a private placement of $2.0 million, authorizing the issuance and sale of 1,144,697 shares of Series A-1 redeemable convertible preferred stock (‘‘Series A-1’’) at $1.72 per share. In February 2008, we completed a private placement of $10.0 million, authorizing the issuance and sale of 2,728,438 shares of Series B redeemable convertible preferred stock (‘‘Series B’’) at $3.67 per share. In June 2009, we completed a private placement of $0.5 million, authorizing the issuance and sale of 136,422 shares of Series B at $3.67 per share. In September 2010, we completed a private placement of $20.0 million, authorizing the issuance and sale of 3,317,190 shares of Series C redeemable convertible preferred stock (‘‘Series C’’) at $6.03 per share. In September 2011, we completed a private placement of $25.0 million, authorizing the issuance and sale of 2,870,265 shares of Series D redeemable convertible preferred stock (‘‘Series D’’) at $8.71 per share. In July 2012 we authorized the issuance of 2,688,098 shares of Series D-1 redeemable convertible at $8.71 per share in connection with the acquisition of Betreut. In August 2012, we completed a private placement of $50.0 million, authorizing the issuance and sale of 3,825,555 shares of Series E redeemable convertible preferred stock (‘‘Series E’’) at $13.07 per share. Additionally, in August 2012 we authorized the issuance of 2,059,055 shares of Series E at $13.07 per share in connection with the acquisition of Breedlove.

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 28, 2013, DECEMBER 31, 2012 AND DECEMBER 31, 2011

As of December 28, 2013 and December 31, 2012, the total redeemable convertible preferred stock consisted of the following in thousands, except share and per share data:

Redeemable Convertible Preferred Stock:	December 28, 2013	December 31, 2012
Series A redeemable convertible preferred stock, $0.01 par value;
3,765,000 shares authorized, issued and outstanding (at redemption
value)	$3,757	$3,754
Series A-1 redeemable convertible preferred stock, $0.01 par value;
1,197,022 shares authorized; 1,144,697 shares issued and
outstanding (at redemption value)	1,965	1,964
Series B redeemable convertible preferred stock, $0.01 par value;
2,864,860 shares authorized, issued and outstanding (at redemption
value)	10,481	10,474
Series C redeemable convertible preferred stock, $0.01 par value;
3,317,190 shares authorized, issued and outstanding (at redemption
value)	19,967	19,953
Series D redeemable convertible preferred stock, $0.01 par value;
2,870,265 shares authorized, issued and outstanding (at redemption
value)	24,979	24,970
Series D-1 redeemable convertible preferred stock, $0.01 par value;
2,688,098 shares authorized, 1,835,311 issued and outstanding
(at redemption value)	19,252	19,252
Series E redeemable convertible preferred stock, $0.01 par value;
5,929,610 shares authorized, 5,502,055 issued and outstanding
(at redemption value)	71,850	71,827
Total redeemable convertible preferred stock	$152,251	$152,194
The holders of Series A, A-1, B, C, D, D-1 and E Redeemable Convertible Preferred Stock (‘‘Preferred Stock’’) have the following rights:
Voting
Each holder of Preferred Stock is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock are then convertible, determined as of the record date for the determination of stockholders entitled to vote on such matter.
Dividends
No dividends shall be paid to holders of any other class of stock unless the holders of Preferred Stock shall first or simultaneously receive a dividend in an amount at least equal on a converted per share basis on their shares.
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the company, the holders of the Preferred Stock are entitled to payment on a pari passu basis before the holders of common stock in an amount equal to the greater of the original issue price or the amount that would have been received if the Preferred Stock had been converted into common shares. At December 28, 2013, the holders of Series A, A-1, B, C, D, D-1 and E Preferred Stock were entitled to receive an amount equal to $1.00, $1.72, $3.67, $6.03, $8.71, $8.71 and $13.07 per share, respectively, adjusted for certain dilutive events, plus any dividends declared but unpaid.
If our assets are insufficient to permit payment in full, our assets in their entirety are available for distribution, and shall be distributed ratably among the holders of the Preferred Stock in proportion to the full preferential amount each such holder is otherwise entitled to receive.
After the payment of all preferential amounts required to be paid to the holders of the Preferred Stock, the remaining assets are available for distribution to our stockholders, and shall be distributed among the holders of common stock in proportion to the number of shares held by each such holder.
Conversion
Each share of Series A, A-1, B, C, D, D-1 and E Preferred Stock shall be convertible on a one for one basis, at the option of the holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing the applicable original purchase price by the applicable conversion price in effect at the time of conversion. At December 28, 2013 and December 31, 2012 the Series A, A-1, B, C, D, D-1 and E conversion prices were $1.00, $1.72, $3.67, $6.03, $8.71, $8.71 and $13.07, respectively. The conversion prices are subject to adjustment upon certain events related to capitalization, as defined.
All outstanding shares of Preferred Stock shall automatically convert to shares of common stock upon the closing of an initial public offering of shares of common stock in which the price per share is at least $13.00 and the aggregate gross proceeds shall be at least $40 million, or upon the vote of the holders of at least 55% of the shares of the Preferred Stock held by certain significant shareholders, voting together as a single class on an as-converted basis (the ‘‘Requisite Holders’’).

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 28, 2013, DECEMBER 31, 2012 AND DECEMBER 31, 2011

Redemption
At any time on or after August 3, 2016, the Requisite Holders may request redemption. Upon such request, and provided that we have funds legally available for such redemption, the Preferred Stock will be redeemed in three annual installments commencing 60 days after receipt of written notice. The redemption share price shall be the applicable original purchase price per share, plus all declared but unpaid dividends. We are accreting the carrying value of the shares to redemption value over the period from sale to August 3, 2016, such that the carrying amount of the securities will equal the redemption amount at the earliest redemption date. The annual accretion is expected to be $0.1 million for fiscal years 2013, 2014 and 2015, and less than $0.1 million for fiscal year 2016.
Preferred Stock Warrants
In connection with a debt financing in 2007, we issued the lender warrants to purchase 41 thousand shares of our Series A-1 at an exercise price of $1.72 per share, expiring October 2014, which were fully exercisable upon issuance. In accordance with the ASC 480-10, Distinguishing Liabilities from Equity, these warrants for our Series A-1 are recognized as liabilities and recorded at fair value. The fair value of the warrants granted was estimated as of December 28, 2013, December 31, 2012 and December 31, 2011 using the Black-Scholes option pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our Series A-1, the expected term (the period of time that the warrants granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends.
The fair value of the warrants as of December 28, 2013, December 31, 2012 and 2011 was determined using the Black-Scholes option pricing model based on fair market values of the Series A-1 of $10.60, $7.76 and $5.35, respectively, an expected volatility of 40%, 55% and 54%, a dividend yield of zero on all dates, a risk-free interest rate of 0.40%, 0.27% and 0.36% and a remaining contractual life of 0.75 and 1.75 and 2.75 years, respectively.
For the years ended December 28, 2013, December 31, 2012 and 2011 we recognized other expense of $0.1 million, $0.1 million, and $0.1 million, respectively, which was recorded in the accompanying consolidated statements of operations, to reflect the increase in fair value of the warrants during the periods then ended. This liability was classified within other non-current liabilities in the accompanying consolidated balance sheets. We will continue to remeasure the fair value of the liability associated with the warrants to purchase shares of Series A-1 at the end of each reporting period until the earlier of the exercise or expiration of the applicable warrants or until such time that the underlying preferred stock is reclassified to permanent equity.
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our stockholders. Common stockholders are entitled to dividends when and if declared by the Board, subject to the preferential rights of the preferred stockholders.
In the event of liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of all classes of common stock have equal rights to receive all of our assets after the rights of the holders of the preferred stock have been satisfied.
As of December 28, 2013, we have reserved the following shares of common stock for future issuance in connection with the following (in thousands):

December 28, 2013
Conversion of Series A	3,765
Conversion of Series A-1	1,145
Conversion of Series B	2,865
Conversion of Series C	3,317
Conversion of Series D	2,870
Conversion of Series D-1	1,835
Conversion of Series E	5,502
Contingent consideration payable in Series E	383
Common stock options	3,632
Preferred stock warrants	41
Common stock warrants	40
Total	25,395
9. Stock Option Plans and Stock-Based Compensation
Stock Option Plans
On November 15, 2006, we adopted the 2006 Stock Incentive Plan (‘‘the Plan’’), which provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based awards to employees and non-employees of the Company. We reserved 4,567,500 shares of common stock for issuance under the Plan. The Board administers the Plan and determines the exercise price of options, purchase price for restricted stock, the rates at which awards vest and the other terms and conditions of the awards. Options generally vest over four years, with 25% vesting upon the one-year anniversary of the date of hire, and the remaining 75% vesting quarterly over the next three years. Options granted to consultants or other non-employees generally vest over the expected service period to the company. The options expire ten years from the date of grant. We issue new shares to satisfy stock option exercises. To date only stock options have been issued under the Plan.
During 2010, we granted our Chief Executive Officer a performance-based option to purchase 150,000 shares, which vests in tranches if defined corporate goals are achieved during fiscal years 2011 through 2014. We recorded a share-based compensation expense related to this award of $0.2 million and $0.1 million during the year ended December 28, 2013, and December 31, 2012, respectively, and no share-based compensation expense during the year ended December 31, 2011, as we determined that it was not probable the performance condition would be achieved during that year. During fiscal 2012, certain of our executive officers sold shares of common stock to significant shareholders for an amount in excess of the then, deemed fair value, resulting in a compensation charge of $1.1 million.
Our board of directors has adopted, and our stockholders have approved, a 2014 Incentive Award Plan, or the 2014 Plan, which became effective on January 23, 2014. The 2014 Plan permits us to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The material terms of the 2014 Plan are summarized below.

Eligibility and Administration. Our employees, consultants and directors, and employees, consultants and directors of our subsidiaries, will be eligible to receive awards under the 2014 Plan. Following our initial public offering, unless our board of directors otherwise determines, the 2014 Plan will be administered by our board of directors with respect to awards to non-employee directors and by our compensation committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of our directors and/or officers (referred to collectively as the plan administrator below), subject to certain limitations that may be imposed under Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and/or stock exchange rules, as applicable. The plan administrator will have the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2014 Plan, subject to its express terms and conditions. The plan administrator will also set the terms and conditions of all awards under the 2014 Plan, including any vesting and vesting acceleration conditions.

Limitation on Awards and Shares Available. An aggregate of 4,112,048 shares of our common stock will initially be available for issuance under awards granted pursuant to the 2014 Plan. The number of shares initially available for issuance will be increased by (i) the number of shares represented by awards outstanding under the 2006 Plan that are forfeited, lapse unexercised or are settled in cash and which following the effective date of the 2014 Plan are not issued under the 2006 Plan and (ii) an annual increase on January 1 of each calendar year beginning in 2015 and ending in 2019, equal to the lesser of (A) 4% of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) an amount as determined by our board of directors. No more than 5,002,935 shares of common stock may be issued upon the exercise of incentive stock options. Shares issued under the 2014 Plan may be authorized but unissued shares, or shares purchased in the open market.

If an award under the 2014 Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2014 Plan. Awards granted under the 2014 Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity with which we enter into a merger or similar corporate transaction will not reduce the shares available for grant under the 2014 Plan. The maximum number of shares of our common stock that may be subject to one or more awards granted to any nonemployee director for services as a director pursuant to the 2014 Plan during any calendar year will be 25,000, provided that a non-employee director may be granted awards under the 2014 Plan for services as a director for any one year in excess of such amount if the total awards granted to the director under the 2014 Plan for services as a director in the year do not have a grant date fair value, as determined in accordance with FASB ASC Topic 718 (or any successor thereto), in excess of $500,000.

Awards. The 2014 Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, other incentive awards, stock appreciation rights, or SARs, and cash awards. No determination has been made as to the types or amounts of awards that will be granted to specific individuals pursuant to the 2014 Plan. Certain awards under the 2014 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards. All awards under the 2014 Plan will be set forth in award agreements, which will detail the terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. Awards other than cash awards generally will be settled in shares of our common stock, but the plan administrator may provide for cash settlement of any award. A brief description of each award type follows.

•
Stock Options. Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. ISOs, by contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. The exercise price of a stock option generally will not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant stockholders). Vesting conditions determined by the plan administrator may apply to stock options and may include continued service, performance and/or other conditions.

•
SARs. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR will generally not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs and may include continued service, performance and/or other conditions.

•
Restricted Stock, RSUs and Performance Shares. Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met. Delivery of the shares underlying RSUs may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Performance shares are contractual rights to receive a range of shares of our common stock in the future based on the attainment of specified performance goals, in addition to other conditions that may apply to these awards. Conditions applicable to restricted stock, RSUs and performance shares may be based on continuing service, the attainment of performance goals and/or such other conditions as the plan administrator may determine.

•
Stock Payments, Other Incentive Awards and Cash Awards. Stock payments are awards of fully vested shares of our common stock that may, but need not, be made in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards. Other incentive awards are awards other than those enumerated in this summary that are denominated in, linked to or derived from shares of our common stock or value metrics related to our shares, and may remain forfeitable unless and until specified conditions are met. Cash awards are cash incentive bonuses subject to performance goals.

•
Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards. Dividend equivalents are credited as of dividend record dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator.

Performance Awards. Performance awards include any of the foregoing awards that are granted subject to vesting and/or payment based on the attainment of specified performance goals or other criteria the plan administrator may determine, which may or may not be objectively determinable. Performance criteria upon which performance goals are established by the plan administrator may include but are not limited to: (i) net earnings (either before or after one or more of (A) interest, (B) taxes, (C) depreciation and (D) amortization); (ii) gross or net sales or revenue; (iii) net income (either before or after taxes); (iv) adjusted net income; (v) operating earnings or profit; (vi) cash flow (including, but not limited to, operating cash flow and free cash flow); (vii) return on assets; (viii) return on capital; (ix) return on stockholders' equity; (x) total stockholder return; (xi) return on sales; (xii) gross or net profit or operating margin; (xiii) costs; (xiv) expenses; (xv) working capital; (xvi) earnings per share; (xvii) adjusted earnings per share; (xviii) price per share; (xix) regulatory body approval for commercialization of a product; (xx) implementation, completion or attainment of objectives relating to research, development, regulatory, commercial, or strategic milestones or developments; (xxi) market share; (xxii) economic value; (xxiii) revenue and (xxiv) revenue growth.
Certain Transactions. The plan administrator has broad discretion to take action under the 2014 Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our stockholders known as "equity restructurings," the plan administrator will make equitable adjustments to outstanding awards. In the event of a change of control of our company (as defined in the 2014 Plan) or a reorginzation, merger, liquidation or similar corporate transaction, or any other unusual or non-recurring transactions affecting us, the plan administrator may (i) terminate awards for cash or replace awards with other property or rights; (ii) provide that outstanding awards will be assumed or substituted by a successor entity; (iii) adjust the number and types of shares subject to outstanding awards; (iv) provide that outstanding awards will be fully vested and exercisable; or (v) terminate any outstanding awards. Individual award agreements may provide for additional accelerated vesting and payment provisions.
Foreign Participants, Claw-Back Provisions, Transferability and Participant Payments. The plan administrator may modify award terms, establish subplans and/or adjust other terms and conditions of awards, subject to the share limits described above. All awards will be subject to the provisions of any claw-back policy implemented by our company to the extent set forth in such claw-back policy and/or in the applicable award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the 2014 Plan are generally non-transferable prior to vesting, and are exercisable only by the participant. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2014 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a "market sell order" or such other consideration as it deems suitable.
Plan Amendment and Termination. Our board of directors may amend or terminate the 2014 Plan at any time; however, except in connection with certain changes in our capital structure, stockholder approval will be required for any amendment that increases the number of shares available under the 2014 Plan. The plan administrator will not have the authority, without the approval of our stockholders, to amend any outstanding stock option or SAR to reduce its price per share. No award may be granted pursuant to the 2014 Plan after the tenth anniversary of the date on which our board of directors adopts the 2014 Plan.

Stock-Based Compensation
A summary of stock option activity for the years ended December 28, 2013 and December 31, 2012 is as follows (in thousands for shares and intrinsic value):

	Number of Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	2,365	8.76	$2.60	$2,599
Granted	667		5.09
Canceled and forfeited	(174)		3.58
Exercised	(152)		1.66
Outstanding as of December 31, 2012	2,706	8.23	$3.21	7,344
Granted	1,302		6.05
Canceled and forfeited	(254)		3.92
Exercised	(315)		2.61
Outstanding as of December 28, 2013	3,439	7.98	4.28	27,148
Options vested and exercisable as of December 28, 2013	1,468	7.11	3.15	13,252
Options vested and expected to vest as of December 28, 2013 (1)	3,288	7.96	$4.26	$26,056

(1) Options expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the estimated fair value of our common stock and the exercise price of outstanding, in-the-money options. The estimated fair value of our common stock was $12.18, $5.92 and $3.70 as of December 28, 2013, December 31, 2012 and 2011, respectively. The total intrinsic value of options exercised under the plan was approximately $1.5 million, $0.2 million and $0.3 million for the years ended December 28, 2013 , December 31, 2012 and 2011, respectively. The weighted-average grant-date fair value of options granted during the years ended December 28, 2013, December 31, 2012 and 2011 was $3.09, $2.74 and $1.76, respectively. The aggregate fair value of the options that vested during the years ended December 28, 2013, December 31, 2012 and 2011 was $3.3 million, $1.6 million and $0.9 million, respectively.
As of December 28, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was approximately $4.4 million, which is expected to be recognized over the next 2.8 years. As of December 28, 2013, we had 193,410, shares available for grant under the plan.
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us. There is no active external or internal market for our common shares. Thus, it is not possible to estimate the expected volatility of our share price in estimating the fair value of the options granted. Accordingly, as a substitute for such volatility, we use the published historical volatilities of industry peers in the online publishing market (primarily internet based companies) representing the verticals in which we operate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on our historical experience.
We are required to estimate the fair value of the common stock underlying our stock-based awards when performing the fair value calculations with the Black-Scholes model. The fair value of the common stock underlying our stock-based awards was determined by our board of directors or the compensation committee of our board of directors (referred to herein collectively, as our board of directors), the members of which we believe have extensive business, finance, and venture capital experience. In making stock option awards our board of directors intended all options to purchase shares of our common stock to be granted at an exercise price per share not less than the per share fair value of our common stock underlying those options on the date of grant. In the absence of a public trading market for our common stock, on each grant date, we developed an estimate of the fair value of our common stock in order to determine an exercise price for the option grants based in part on input from an independent third-party valuation. The estimates of our common stock fair value were determined in accordance with methodologies and assumptions consistent with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we used in the valuation model were based on future expectations combined with management’s judgment. Our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•	the prices of our preferred stock sold to outside investors in arms-length transactions;

•	the rights, preferences and privileges of our preferred stock relative to the common stock;

•	our operating and financial performance;

•	our stage of development and current business conditions and projections affecting our business, including the introduction of new products and services;

•	the hiring of key personnel;

•
the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, in light of prevailing market conditions;

•	any adjustment necessary to recognize a lack of a liquid trading market for our common stock;

•	the market performance of comparable publicly traded companies; and

•	the overall U.S. and global economic and capital market conditions.
We use the straight-line method for expense attribution. The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Risk-free interest rate	1.23 - 2.00%	1.15 - 1.41%	1.41 - 3.31%
Expected term (years)	6.25	6.25	6.25
Volatility	44.6%	56.5%	56.5%
Expected dividend yield	—	—	—
Stock Options Granted to Non-employees
The fair value of options granted to non-employees is estimated on the grant date using the Black-Scholes option valuation model and subsequently remeasured at each reporting period over the vesting period. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the fair value of our common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of our common stock, a risk-free interest rate, and expected dividends. We also estimate forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us. There is no active external or internal market for our common shares. Thus, it is not possible to estimate the expected volatility of our share price in estimating the fair value of the options granted. Accordingly, as a substitute for such volatility, we use the published historical volatilities of industry peers in the online publishing market (primarily Internet-based companies) representing the verticals in which we operate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use an expected dividend yield of zero, as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on our historical experience.
As of December 28, 2013, we granted stock options to purchase 212,798 shares of common stock to consultants, of which an aggregate of 105,436 shares were exercisable. We recorded a share-based compensation expense, using an accelerated method, of $0.2 million, $0.1 million and $0.1 million for the years ended December 28, 2013, December 31, 2012 and 2011, respectively.
The estimated fair value of the stock options granted to non-employees was calculated using the following assumptions:

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Risk-free interest rate	1.66 - 3.02%	1.54 - 2.23%	1.89 - 3.62%
Expected term (years)	6 - 10	10	10
Volatility	44.6%	56.5%	56.5%
Expected dividend yield	—	—	—
The following table summarizes the effects of stock-based compensation related to stock-based awards to employees and non-employees on our accompanying consolidated statements of operations (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Cost of revenue	$161	$159	$20
Selling and marketing	348	369	264
Research and development	356	213	70
General and administrative	997	1,211	174
Total stock-based compensation	$1,862	$1,952	$528
10. Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Series A, A-1, B, C, D, D-1and E holders do not have contractual obligations to share in or fund our losses. Diluted net loss per share attributable to common shareholders is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and common stock issuable upon conversion of our redeemable convertible preferred stock and warrants to purchase our redeemable convertible preferred stock.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Net Loss	$(28,296)	$(20,420)	$(12,152)
Accretion of preferred stock	(57)	(48)	(41)
Net loss attributable to common stockholders	$(28,353)	$(20,468)	$(12,193)
Net loss per share attributable to common stockholders:
Basic and diluted	$(9.45)	$(7.97)	$(5.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	3,000	2,568	2,188

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Redeemable convertible preferred stock	21,299	21,299	13,962
Stock options	3,439	2,706	2,365
Preferred stock warrants	41	41	41
Common stock warrants	40	40	40
11. Income Taxes
We account for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.
The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012
United States	$(22,182)	$(16,656)
Foreign	(6,114)	(4,081)
Total loss before income taxes	$(28,296)	$(20,737)
The following table presents the components of the provision for (benefit from) income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012
Current:
Federal	$—	$—
State	70	28
Total current provision for income taxes	70	28
Deferred:
Federal	626	374
State	49	63
Foreign	(391)	(782)
Total deferred tax provision (benefit)	284	(345)
Total provision for (benefit from) income taxes	$354	$(317)
The deferred tax provision in the United States (federal and state) was a result of the amortization of goodwill for tax purposes for which there is no corresponding book deduction. This results in a deferred tax liability, the reversal of which cannot be forecasted, and therefore, cannot be used as a source of income to support the realizability of our U.S. deferred tax assets. The foreign deferred tax benefit relates to German net operating losses incurred subsequent to the Betreut acquisition. These operating losses provide tax benefit as a result of existing taxable temporary differences established in purchase accounting related to this acquisition.

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 28, 2013, DECEMBER 31, 2012 AND DECEMBER 31, 2011

The following table presents a reconciliation of the statutory federal rate, and our effective tax rate, for the periods presented:

	Fiscal Year Ended
	December 28, 2013	December 31, 2012
U.S. federal taxes at statutory rate	34%	34%
State income taxes, net of federal benefit	2	3
Permanent differences	(3)	(4)
Foreign rate differential	(1)	(1)
Change in valuation allowance - US	(28)	(31)
Change in valuation allowance - foreign	(5)	(2)
Rate change	—	3
Total	(1)%	2%
The decrease in the effective tax rate for fiscal 2013, compared to fiscal 2012, was primarily attributable to recognition of German deferred tax benefit related to the expected future realization of German deferred tax assets expected to offset future reversal of deferred tax liabilities of definite lived intangibles established in purchase accounting, partially offset by the income tax expense related to the amortization of Breedlove goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of our deferred tax assets and liabilities for the periods presented (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012
Deferred tax assets
Net operating loss carryforwards	$25,307	$17,624
Fixed assets	76	29
Accrued expenses	168	35
U.S. definite lived intangibles	1,609	439
Other temporary differences	475	315
Total deferred tax assets	27,635	18,442
Valuation allowance	(27,215)	(17,829)
Net deferred tax assets	420	613
Deferred tax liabilities
Foreign intangibles	(386)	(986)
U.S. goodwill	(1,112)	(437)
Other	(34)	(18)
Total deferred tax liabilities	(1,532)	(1,441)
Net deferred tax liabilities	$(1,112)	$(828)
As of December 28, 2013, we had federal net operating loss carryforwards of $59.9 million and state net operating loss carryforwards of $50.6 million, which may be available to reduce future taxable income. The net operating loss (‘‘NOL’’) will expire at various dates through 2033. As of December 28, 2013, we had foreign net operating losses primarily related to our German operations of $4.6 million and our U.K. operations of $2.4 million that have an unlimited carryforward period under both German and U.K. tax law. We also had foreign net operating losses in our Canadian operation of $1.0 million that have a twentyyear carryforward.
The NOLs are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have not, as yet, conducted a study to determine if any such changes have occurred that could limit our ability to use the net operating losses and tax credit carryforwards.

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 28, 2013, DECEMBER 31, 2012 AND DECEMBER 31, 2011

ASC 740 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we have recorded a valuation allowance of $27.2 million and $17.8 million at December 28, 2013 and December 31, 2012 , respectively, because our management has determined that is it more likely than not that these assets will not be fully realized. The increase in the overall valuation allowance relates primarily to U.S. operating losses for which we currently provide no tax benefit.
As of December 28, 2013, we recorded a valuation allowance of $1.0 million related to our German operations, $0.6 million related to our operations in the United Kingdom and $0.3 million related to our Canadian operations. As a result of reversing the taxable temporary differences recorded in purchase accounting due to the Betreut acquisition, we realized a foreign deferred tax benefit of $0.4 million in 2013.
We file income tax returns in the U.S. federal and several state jurisdictions, of which our most significant state jurisdictions are Massachusetts and Texas. The statute of limitations for assessment by the Internal Revenue Service, or the IRS, and state tax authorities remains open for all tax years. There are currently no federal or state audits in process. We file foreign tax returns in Canada, Germany, Australia and the United Kingdom as a result of recent acquisitions and establishing foreign operations in these respective countries. The statute of limitations is open for all tax years in all foreign tax jurisdictions for which tax returns have been filed.
Our foreign subsidiaries do not currently have undistributed earnings, as they are currently operating at a loss due to the start-up nature of these operations. Our current intentions are to indefinitely reinvest the earnings of our foreign subsidiaries, if any, or to repatriate only when tax-effective. Accordingly, we have not provided for U.S. taxes on the unremitted earnings of our international subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. As of December 28, 2013, there is no unrecognized U.S. deferred income tax liability, as there are no unremitted earnings at our foreign subsidiaries.
12. Segment and Geographical Information
We consider operating segments to be components of the company in which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chief Executive Officer (‘‘CEO’’). The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined that we have a single operating and reportable segment. No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
United States	$74,800	$45,514	$26,006
International	6,687	2,979	—
Total revenue	$81,487	$48,493	$26,006

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
	(As a percentage of revenue)
United States	92%	94%	100%
International	8	6	—
Total revenue	100%	100%	100%
Our long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
13. Related-Party Transactions
We entered into a master services agreement in February 2011 with the United Services Automobile Association, who later in 2011 participated as the lead investor in the Series D redeemable convertible preferred stock financing. We have not recognized any significant revenue under the master service agreement in each of the years ended December 28, 2013, December 31, 2012 or 2011. The terms of this agreement have been superseded in their entirety by the terms of the alliance agreement referenced in the next paragraph.
In December 2013, we entered into an alliance agreement with USAA Alliance Services, LLC, or USAA Alliance, an affiliate of USAA, pursuant to which USAA Alliance has agreed to promote our services to USAA members and we have agreed to offer our services to their members at specified discounts, which vary based on the nature of the services purchased. Under the terms of the alliance agreement, we have agreed to pay USAA Alliance specified commissions in connection with the services that are purchased by USAA members under the alliance agreement. Commissions vary based on the nature of the

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 28, 2013, DECEMBER 31, 2012 AND DECEMBER 31, 2011

services purchased. We made no payments under the alliance agreement in 2013 and we anticipate that our payments under the agreement in 2014 will be less than $100,000.
14. Employee Benefit Plans
We have established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. We may, at our discretion, make contributions in the form of matching contributions or profitsharing contributions. To date, we have not made any matching or profit-sharing contributions.
15. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Fiscal Year Ended
	December 28, 2013	December 31, 2012	December 31, 2011
Interest income	$47	$48	$46
Interest expense	(17)	(3)	(50)
Other expense, net	(321)	(92)	(16)
Total other expense, net	$(291)	$(47)	$(20)
16. Subsequent Events
We evaluated subsequent events after the audited balance sheet date of December 28, 2013 but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.
Initial Public Offering
On January 29, 2014, we closed our Initial Public Offering (IPO) in which we sold and issued 5,350,000 shares of common stock, including 802,500 shares of common stock sold pursuant to the exercise of the underwriters’ option to purchase additional shares, which were sold to the public at a price of $17.00 per share. We received net proceeds of approximately $95.2 million from the IPO, including the exercise of the underwriters’ over-allotment option, net of underwriters’ discounts and commissions, and after deducting offering expenses of approximately $2.1 million. Upon the closing of the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into 21,299,378 shares of common stock and all outstanding warrants to purchase redeemable convertible preferred stock automatically converted into warrants to purchase 40,697 shares of common stock at $1.72 per share.
Contingent acquisition payments
In the first quarter of 2014 we made cash payments to the former owners of Breedlove & Associates, L.L.C of $2.5 million and issued 191,278 shares of redeemable convertible preferred stock. During the same quarter we made cash payments to the former owners of Parents in a Pinch, Inc. of $0.3 million. Refer to Note 3—Business Acquisitions for a discussion of these acquisitions and the associated contingent acquisition liabilities.
Other
On March 3, 2014, we entered into an agreement with Consmr, Inc. (“Consumr”), the developer of a mobile application for ratings and reviews of consumer products, pursuant to which we acquired the right to hire all employees of Consumr for total consideration of $1.1 million.

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 28, 2013, DECEMBER 31, 2012 AND DECEMBER 31, 2011

17. Quarterly Financial Information (Unaudited)

The table below sets forth selected quarterly financial data for each of the last two fiscal years (dollars in thousands, except per share data).

	For the Quarter Ended
	December 28, 2013	September 28, 2013	June 30, 2013	March 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$22,511	$21,681	$19,133	$18,162
Cost of revenue	4,852	5,158	4,607	4,227
Operating loss	(3,891)	(11,469)	(5,906)	(6,385)
Net loss	(3,631)	(11,732)	(6,114)	(6,819)
Net loss attributable to common stockholders	(3,646)	(11,746)	(6,128)	(6,833)
Net loss per common share—basic and diluted	$(1.16)	$(3.86)	$(2.08)	$(2.35)

	For the Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue	$15,926	$14,208	$9,802	$8,557
Cost of revenue	2,986	2,762	2,291	2,171
Operating loss	(2,926)	(8,862)	(3,324)	(5,578)
Net loss	(2,541)	(8,981)	(3,337)	(5,561)
Net loss attributable to common stockholders	(2,556)	(8,994)	(3,347)	(5,571)
Net loss per common share—basic and diluted	$(0.88)	$(2.67)	$(1.46)	$(2.46)
Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on our business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Management’s Annual Report on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to the existence of a transition period, established by rules of the Securities and Exchange Commission, for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 28, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFICERS AND CORPORATE GOVERNANCE
We have adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer and Chief Financial Officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our “Investor Relations” website at investors.care.com in the Corporate Governance section. Stockholders may request a free copy of the Code of Business Conduct and Ethics by sending an email request to investors@care.com.
The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2013, and is incorporated in this report by reference.
ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION
Incorporation by Reference

The information required under this Item 11 will appear under the sections entitled "Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation" and "Employment and Change in Control Agreements" in our definitive proxy statement for our 2014 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 will appear under the sections entitled "Stock Owned by Directors, Executive Officers and Greater-than 5% Stockholders" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our definitive proxy statement for our 2014 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
The information required under this Item 13 will appear under the sections entitled "Information Regarding the Board of Directors and Corporate Governance" and "Related Party Transactions" in our definitive proxy statement for our 2014 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item 14 will appear under the section entitled "Independent Registered Public Accountants" in our definitive proxy statement for our 2014 annual meeting of stockholders, and is incorporated herein by reference.

PART IV
ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2. Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
3. Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARE.COM, INC.
Dated: March 6, 2014    By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Sheila Lirio Marcelo and John Leahy, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHEILA LIRIO MARCELO	President, Chief Executive Officer and
Sheila Lirio Marcelo	Chair of the Board of Directors
	(principal executive officer)	March 6, 2014

/s/ JOHN LEAHY	Executive Vice President and
John Leahy	Chief Financial Officer
	(principal financial and accounting officer)	March 6, 2014

/s/ BRIAN SWETTE	Director
Brian Swette		March 6, 2014

/s/ STEVE CAKEBREAD	Director
Steve Cakebread		March 6, 2014

/s/ TONY FLORENCE	Director
Tony Florence		March 6, 2014

/s/ MANDY GINSBERG	Director
Mandy Ginsberg		March 6, 2014

/s/ J. SANFORD MILLER	Director
J. Sanford Miller		March 6, 2014

/s/ ANTONIO RODRIGUEZ	Director
Antonio Rodriguez		March 6, 2014

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date
1.1		Care.com Common Stock Underwriting Agreement	S-1/A	333-192791	1.1	1/10/2014
2.1	(1)	Equity Purchase Agreement, dated August 3, 2012, by and among the Registrant, Breedlove & Associates, L.L.C. and Stephanie Breedlove and William Breedlove	S-1	333-192791	2.1	12/12/2013
3.1		Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36269	3.1	1/29/2014
3.2		Form of Restated Certificate of Incorporation of the Registrant	8-K	001-36269	3.2	1/29/2014
3.3		By-laws of the Registrant, as currently in effect	8-K	001-36269	3.3	1/29/2014
3.4		Form of Amended and Restated By-laws	S-1/A	333-192791	3.4	1/3/2014
4.1		Reference is made to exhibits 3.1 and 3.2	S-1/A		4.1
4.2		Specimen stock certificate evidencing the shares of common stock of the Registrant	S-1/A	333-192791	4.2	1/10/2014
4.3		Warrant to purchase shares of common stock of the Registrant issued to Lighthouse Capital Partners VI, L.P.	S-1	333-192791	4.3	12/12/2013
4.4		Warrant to purchase shares of Series A-1 redeemable convertible preferred stock of the Registrant issued to Lighthouse Capital Partners VI, L.P	S-1	333-192791	4.4	12/12/2013
5.1		Opinion of Latham & Watkins LLP	S-1/A	333-192791	5.1	1/10/2014
10.1	#	The Registrant's 2006 Stock Incentive Plan	S-1	333-192791	10.1	12/12/2013
10.2	#	Form of Incentive Stock Option Agreement under the Registrant's 2006 Stock Incentive Plan	S-1	333-192791	10.2	12/12/2013
10.3	#	Form of Incentive Stock Option Agreement for grants to executive officers under the Registrant's 2006 Stock Incentive Plan	S-1	333-192791	10.3	12/12/2013
10.4	#	Form of Nonstatutory Stock Option Agreement for grants to directors under the Registrant's 2006 Stock Incentive Plan	S-1	333-192791	10.4	12/12/2013
10.5	#	The Registrant's 2014 Incentive Award Plan	S-1/A	333-192791	10.5	1/3/2014
10.6	#	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant's 2014 Incentive Award Plan	S-1/A	333-192791	10.6	1/3/2014
10.7	#	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Registrant's 2014 Incentive Award Plan	S-1/A	333-192791	10.7	1/3/2014
10.8	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Registrant's 2014 Incentive Award Plan	S-1/A	333-192791	10.8	1/3/2014
10.9		Sixth Amended and Restated Investors' Rights Agreement, dated as of August 3, 2012, by and among the Registrant and the other parties thereto	S-1	333-192791	10.9	12/12/2013
10.10	#	Letter agreement dated November 15, 2006 between the Registrant and Sheila Lirio Marcelo	S-1	333-192791	10.10	12/12/2013
10.11	#	Letter agreement dated December 9, 2010 between the Registrant and Sheila Lirio Marcelo	S-1	333-192791	10.11	12/12/2013
10.12	#	Form of Indemnification Agreement for Directors and Officers	S-1	333-192791	10.12	12/12/2013
10.13		Lease, dated March 9, 2011, by and between the Registrant and Stony Brook Associates LLC, as amended	S-1	333-192791	10.13	12/12/2013
10.14	#	Letter agreement dated January 28, 2013 between the Registrant and John Leahy, as modified on March 21, 2013	S-1/A	333-192791	10.14	1/3/2014
21.1		Subsidiaries of the Registrant	S-1	333-192791	21.1	12/12/2013
23.1		Consent of Ernst & Young LLP	10-K		23.1	3/6/2014
24.1		Power of Attorney	S-1	333-192791	24.1	12/12/2013
31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K		31.1	3/6/2014
31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K		31.2	3/6/2014
32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	10-K		32.1	3/6/2014

(1)     The Registrant hereby agrees to furnish supplementary a copy of any schedules and/or exhibits to this agreement, omitted from this Registration Statement pursuant to Item 601(b)(2) of Regulation S-K, to the Securities and Exchange Commission upon its request.