Form 10-Q
period 2014-03-29
Care.com Inc
filed 2014-05-06
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number: 000-24821

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
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]    No  [ ]
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[x]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of May 1, 2014, there were 30,976,634 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 29, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$118,562	$29,959
Restricted cash	533	246
Accounts receivable (net of allowance of $56 and $56, respectively)	2,201	1,609
Unbilled accounts receivable	3,037	2,477
Prepaid expenses and other current assets	1,935	1,731
Total current assets	126,268	36,022
Property and equipment, net	1,512	1,553
Intangible assets, net	10,352	11,418
Goodwill	63,149	62,686
Other non-current assets	598	2,150
Total assets	$201,879	$113,829

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,014	$2,031
Accrued expenses and other current liabilities	9,993	7,023
Current contingent acquisition consideration	2,615	5,463
Deferred revenue	10,406	8,304
Total current liabilities	27,028	22,821
Contingent acquisition consideration	—	5,166
Deferred tax liability	1,526	1,112
Other non-current liabilities	410	785
Total liabilities	28,964	29,884

Commitment and contingencies (see note 6)

Redeemable convertible preferred stock, $0.01 par value; 22,632 shares authorized at December 28, 2013; 21,299 shares issued and outstanding; aggregate liquidation value of $161,666 as of December 28, 2013	—	152,251

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 and 32,000 shares authorized; 30,966 and 3,197 shares issued and outstanding as of March 29, 2014 and December 28, 2013, respectively	31	3
Additional paid-in capital	266,200	9,311
Accumulated deficit	(95,111)	(79,563)
Accumulated other comprehensive income	1,795	1,943
Total stockholders' equity (deficit)	172,915	(68,306)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$201,879	$113,829
See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Revenue	$25,271	$18,162
Cost of revenue	5,771	4,227
Operating expenses:
Selling and marketing	20,449	12,933
Research and development	4,064	2,667
General and administrative	6,232	3,701
Depreciation and amortization	1,068	1,019
Total operating expenses	31,813	20,320
Operating loss	(12,313)	(6,385)
Other expense, net	(2,746)	(127)
Loss before income taxes	(15,059)	(6,512)
Provision for income taxes	485	307
Net loss	(15,544)	(6,819)
Accretion of preferred stock	(4)	(14)
Net loss attributable to common stockholders	$(15,548)	$(6,833)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.71)	$(2.35)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	21,899	2,901

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Net loss	$(15,544)	$(6,819)

Other comprehensive income:
Foreign currency translation adjustments	(148)	(564)
Comprehensive loss	$(15,692)	$(7,383)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Cash flows from operating activities
Net loss	$(15,544)	$(6,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,099	297
Depreciation and amortization	1,261	1,665
Deferred taxes	415	276
Contingent consideration expense	73	135
Change in fair value of contingent consideration payable in preferred stock	2,258	—
Change in fair value of stock warrants	606	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(431)	8
Accounts receivable	(592)	(158)
Unbilled accounts receivable	(560)	(104)
Prepaid expenses and other current assets	(203)	(8)
Other non-current assets	(3)	5
Accounts payable	2,142	762
Accrued expenses and other current liabilities	3,266	443
Deferred revenue	2,103	971
Other non-current liabilities	(13)	42
Net cash used in operating activities	(4,123)	(2,485)

Cash flows from investing activities
Purchases of property and equipment	(128)	(745)
Payments for acquisitions, net of cash acquired	(489)	—
Cash withheld for purchase consideration	(86)	—
Net cash used in investing activities	(703)	(745)

Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	96,242	—
Proceeds from the issuance of common stock	157	28
Payments of contingent consideration previously established in purchase accounting	(2,845)	—
Net cash provided by financing activities	93,554	28

Effect of exchange rate changes on cash and cash equivalents	(125)	132
Net increase (decrease) in cash and cash equivalents	88,603	(3,070)
Cash and cash equivalents, beginning of the period	29,959	44,776
Cash and cash equivalents, end of the period	$118,562	$41,706

Supplemental disclosure of cash flow activities
Cash paid for taxes	$9	$33

Supplemental disclosure of non-cash investing and financing activities
Issuance of preferred and common stock in connection with acquisitions	$2,622	$—
Contingent acquisition consideration	$—	$—
Accretion of preferred stock to redemption value	$4	$14
Conversion of preferred stock to common stock	$154,856	$—
Reclassification of warrant liability to additional paid-in capital	$968	$—
Reclassification of contingent consideration payable in common shares	$4,878	$—
Unpaid deferred offering costs	$231	$—
See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 29, 2014 AND MARCH 31, 2013
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Care.com, Inc. (the “Company”, “we”, “us”, and “our”), a Delaware corporation, was incorporated on October 27, 2006. We are the world’s largest online marketplace for finding and managing family care. Our consumer matching solutions enable families to connect to caregivers and caregiving services in a reliable and easy way and our payment solutions enable families to pay caregivers electronically online or via their mobile device and to manage their household payroll and tax matters with Care.com HomePay. We also serve employers by providing access to our platform to employer-sponsored families and care-related businesses-such as day care centers, nanny agencies and home care agencies-who wish to market their services to our care-seeking families and recruit our caregiver members.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed on March 6, 2014.
The condensed consolidated balance sheet as of December 28, 2013, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, and are not necessarily indicative of the results of operations to be anticipated for Fiscal 2014 or any future period.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, after elimination of all intercompany balances and transactions.
Fiscal Year-End
For periods prior to Fiscal 2013, we operated and reported on a calendar basis fiscal year. Beginning in the third quarter of Fiscal 2013, we operate and report using a 52 or 53 week fiscal year ending on the Saturday in December closest and prior to December 31. Accordingly, our fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and revenue allowances, the useful lives of long-lived assets including property and equipment, intangible assets, valuation of common and preferred stock and warrants to purchase preferred stock, fair value of stock-based awards, goodwill, income taxes, contingent consideration, and contingencies. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from the estimates.
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited condensed consolidated financial statements as of and for the three months ended March 29, 2014
Recently Issued and Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, "Income Taxes (Topic740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force)." This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except in certain situations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. We currently do not have operations that are reported as discontinued operations and do not expect the adoption of this guidance to have a material effect on our financial position, results of operations, or cash flows.

2. Fair Value Measurements
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
Liabilities
Contingent Acquisition Consideration - Contingent acquisition consideration includes the fair value of the contingent consideration, based on the likelihood of issuing preferred stock and paying cash related to certain revenue milestones, as part of the consideration transferred. During the year ended December 28, 2013 we reassessed the probability of achievement on the PIAP contingent acquisition cash payment based on their meeting certain revenue milestones and the probability of reaching both the 2013 and 2014 milestones which resulted in $0.6 million of incremental expense. No incremental expense was recorded in the quarter ended March 29, 2014. For contingent consideration payable in preferred stock, we used a valuation of the Company based on both an income and market approach to determine the fair value of the preferred shares as of the acquisition date and on an-ongoing basis. We recorded our estimate of the fair value of this contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures . The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Breedlove during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the equity purchase agreement. There have been no changes in the probability of the earn-out payment through March 29, 2014. The cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone date approaches, the fair value of this liability will increase. This increase in fair value was recorded in general and administrative expenses in the accompanying consolidated statements of operations. The preferred stock portion of the contingent consideration represented a liability in accordance with ASC 480-10, Distinguishing Liabilities from Equity, and is marked to market each reporting period with changes in market value recognized in other expense, net in the accompanying consolidated statements of operations. Upon the closing of our initial public offering (“IPO”) in January 2014 the contingent consideration payable in preferred shares was automatically converted to the right to receive common shares. Contingent consideration payable in preferred shares was written up to fair value as of the closing date of the IPO and was reclassified to permanent equity as it will no longer need to be marked to market.
Preferred Stock Warrants - Preferred stock warrants consist of warrants issued in connection with debt financings. The fair value of the warrants was determined using the Black-Scholes option-pricing model. In conjunction with the closing of the IPO, the warrant exercisable for shares of our Series A-1 Preferred Stock was automatically converted into a warrant exercisable for shares of our common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrant met the criteria for equity classification upon its conversion to a warrant for the purchase of common stock. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of March 29, 2014, we had no outstanding warrant liability. Refer to Note 7 - Stockholders’ Equity (Deficit) for a discussion of the methodology used and changes in the fair value of our preferred stock warrants.
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 29, 2014 and December 28, 2013 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	March 29, 2014				December 28, 2013
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$102,338	$—	$—	$102,338	$15,085	$—	$—	$15,085
Total assets	$102,338	$—	$—	$102,338	$15,085	$—	$—	$15,085

Liabilities:
Contingent acquisition consideration	$—	$—	$2,615	$2,615	$—	$—	$10,630	$10,630
Preferred stock warrants	—	—	—	—	—	—	362	362
Total liabilities	$—	$—	$2,615	$2,615	$—	$—	$10,992	$10,992
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration and preferred stock warrants which represent recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

	March 29, 2014		December 28, 2013
	Contingent Acquisition Consideration	Preferred Stock Warrants	Contingent Acquisition Consideration	Preferred Stock Warrants
Beginning balance	$10,630	$362	$9,288	$247
Increase in fair value included in earnings	2,331	606	1,342	115
Reclassification to permanent equity	(4,878)	(968)	—	—
Contingent acquisition consideration payments	(5,468)	—	—	—
Ending balance	$2,615	$—	$10,630	$362
Non-Recurring Fair Value Measurements
We remeasure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. No remeasurement of such assets occurred at March 29, 2014 and December 28, 2013. Other financial instruments not measured or recorded at fair value in the accompanying unaudited condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
3. Business Acquisitions
Consmr
On March 3, 2014, we entered into an agreement with Consmr, Inc. (“Consmr”), the developer of a mobile application for ratings and reviews of consumer products, pursuant to which we acquired the right to hire all employees of Consmr for total consideration of $0.6 million. Approximately $0.1 million of the purchase price was held back and is payable in one year subject to the continuing employment of the employees. Such amount is being recognized as compensation expense over the required employment period. The transaction is presented as an acquisition of a business and the consideration transferred, except for the amount held back, was recorded as goodwill.
As a result of this transaction, on March 4, 2014 all former employees of Consmr became employees of Care.com.
4. Supplemental Balance Sheet Information
The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	March 29, 2014	December 28, 2013
Computer equipment	$1,533	$1,444
Furniture and fixtures	1,211	1,154
Software	199	199
Leasehold improvements	225	183
Total	3,168	2,980
Less accumulated depreciation	(1,656)	(1,427)
Property and equipment, net	$1,512	$1,553
Depreciation expense for the quarters ended March 29, 2014 and March 31, 2013 was $0.2 million and $0.2 million, respectively.
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	March 29, 2014	December 28, 2013
Payroll and compensation	$1,537	$3,134
Tax-related expense	729	372
Marketing expenses	5,022	1,028
Other accrued expenses	2,705	2,489
Total accrued expenses and other current liabilities	$9,993	$7,023
5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 28, 2013	$62,686
Acquisition	489
Effect of currency translation	(26)
Balance as of March 29, 2014	$63,149
The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)
March 29, 2014:
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,561	(2,424)	2,137	2.3
Proprietary software	5,182	(3,109)	2,073	3.3
Website	50	(23)	27	2.1
Training materials	30	(12)	18	1.8
Non-compete agreements	147	(71)	76	2.4
Leasehold interests	170	(42)	128	5.1
Caregiver relationships	345	(193)	152	1.4
Customer relationships	8,952	(3,453)	5,499	3.4
Total	$19,679	$(9,327)	$10,352

December 28, 2013:
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,561	(2,096)	2,465	2.5
Proprietary software	5,184	(2,952)	2,232	3.5
Website	50	(19)	31	2.3
Training materials	30	(10)	20	2.0
Non-compete agreements	148	(61)	87	2.6
Leasehold interests	170	(36)	134	5.4
Caregiver relationships	346	(164)	182	1.6
Customer relationships	8,953	(2,928)	6,025	3.5
Total	$19,684	$(8,266)	$11,418

Amortization expense was $1.1 million and $1.5 million for the quarters ended March 29, 2014 and March 31, 2013, respectively. Of these amounts $0.9 million and $0.9 million was classified as a component of depreciation and amortization, and $0.2 million and $0.6 million was classified as a component of cost of revenue in the unaudited condensed consolidated statements of operations for the quarters ended March 29, 2014 and March 31, 2013, respectively. As of March 29, 2014, the estimated future amortization expense related to current intangible assets for future fiscal years was as follows (in thousands):

2014 (remaining)	$3,193
2015	3,677
2016	1,994
2017	567
2018	222
Thereafter	457
Total	$10,110

6. Commitments and Contingencies
Legal matters
From time to time we may be party to litigation arising in the ordinary course of our business. We were not subject to any material legal proceedings during the quarter ended March 29, 2014, and to the best of our knowledge, no material legal proceedings are currently pending or threatened.
7. Stockholders’ Equity (Deficit)
Initial Public Offering
On January 29, 2014, we closed our IPO in which we sold and issued 6,152,500 shares of common stock, including 802,500 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares, which were sold to the public at a price of $17.00 per share. We received net proceeds of approximately $95.2 million from the IPO, including the exercise of the underwriters’ over-allotment option, net of underwriters’ discounts and commissions, and after deducting offering expenses of approximately $2.1 million.
Upon the closing of the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into 21,490,656 shares of common stock and our outstanding warrant to purchase redeemable convertible preferred stock automatically converted into a warrant to purchase 40,697 shares of common stock at $1.72 per share.
Common Stock
As of March 29, 2014 and December 28, 2013, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

	March 29, 2014	December 28, 2013
Conversion of preferred stock	—	21,299
Contingent consideration payable in Series E convertible preferred stock	—	383
Contingent consideration payable in common stock	191	—
Options issued and outstanding	3,963	3,632
Options available for grant under stock option plans	3,526	193
Convertible preferred stock warrants	—	41
Common stock warrants	—	40
Total	7,680	25,588
Preferred Stock Warrants
In connection with a debt financing in 2007, we issued Lighthouse Capital Partners a warrant to purchase 40,697 shares of our Series A-1 convertible preferred stock at an exercise price of $1.72 per share, expiring October 2014, which were fully exercisable upon issuance. In conjunction with the closing of our IPO in January 2014, the warrant was automatically converted into a warrant exercisable for 40,697 shares of common stock at a purchase price of $1.72 per share, which resulted in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrant met the criteria for equity classification upon conversion to a warrant to purchase common stock. In accordance with ASC 480-10 (Distinguishing Liabilities from Equity) the freestanding warrant for our preferred stock was recognized as a liability and recorded at fair value in all periods prior to its conversion into a warrant to purchase common stock. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of March 29, 2014, we had no outstanding warrant liability. The warrant was exercised during the three months ended March 29, 2014 using a net exercise method which resulted in the issuance of 38,142 shares of common stock. There were no proceeds received by us related to this transaction.
Common Stock Warrants
In connection with a 2010 Loan and Security Agreement, we issued a warrant to purchase a maximum of 40,000 shares of our common stock at an exercise price of $1.65 per share. The warrant was exercised during the three months ended March 29, 2014 using a net exercise method which resulted in the issuance of 37,591 shares of common stock. There were no proceeds

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 29, 2014 AND MARCH 31, 2013
(unaudited)

received by us related to this transaction.
Stock Option Plans
On November 15, 2006, we adopted our 2006 Stock Incentive Plan (‘‘the 2006 Plan’’), which provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based awards to employees and non-employees of the Company. We reserved 4,567,500 shares of common stock for issuance under the 2006 Plan. Options generally vest over four years, with 25% vesting upon the one-year anniversary of the date of hire, and the remaining 75% vesting quarterly over the next three years. Options granted to consultants or other non-employees generally vest over the expected service period to the Company. The options expire ten years from the date of grant. We issue new shares to satisfy stock option exercises. Only stock options have been issued under the 2006 Plan. No grants have been made under the 2006 Plan since our IPO, and no further awards will be granted under the 2006 Plan. However, the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan.
During 2010, we granted our Chief Executive Officer a performance-based option to purchase 150,000 shares, which vests in tranches if defined corporate goals are achieved during fiscal years 2011 through 2014. We recorded a share-based compensation expense related to this award of less than $0.1 million and $0.2 million during the quarters ended March 29, 2014, and March 31, 2013, respectively.
On January 23, 2014, we adopted the 2014 Incentive Award Plan (‘‘the 2014 Plan’’), which provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based awards to employees, directors and non-employees of the Company and our subsidiaries. We initially reserved 4,112,048 shares of common stock for issuance under the 2014 Plan. The number of shares initially available for issuance will be increased by (i) the number of shares represented by awards outstanding under the 2006 Plan that are forfeited, lapse unexercised or are settled in cash and which following the effective date of the 2014 Plan are not issued under the 2006 Plan and (ii) an annual increase on January 1 of each calendar year beginning in 2015 and ending in 2019, equal to the lesser of (A) 4% of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) an amount as determined by our board of directors. No more than 5,002,935 shares of common stock may be issued upon the exercise of incentive stock options. Options generally vest over four years, with 25% vesting upon the one-year anniversary of the date of hire, and the remaining 75% vesting quarterly over the next three years. Options granted to consultants or other non-employees generally vest over the expected service period to the Company. The options expire ten years from the date of grant. To date only stock options have been issued under the 2014 Plan.
Stock-Based Compensation
A summary of stock option activity for the quarter ended March 29, 2014 is as follows (in thousands for shares and intrinsic value):

	Number of Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 28, 2013	3,439	7.98	$4.28	$27,148
Granted	587		19.64
Canceled and forfeited	(12)		6.30
Exercised	(51)		3.08
Outstanding as of March 29, 2014	3,963	8.1	$6.57	$40,767
Options vested and exercisable as of March 29, 2014	1,673	7.2	$3.42	$21,667
Options vested and expected to vest as of March 29, 2014 (1)	3,789	8.1	$6.50	$39,213

(1) Options expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the NYSE as of March 29, 2014 was $16.37. The total intrinsic value of options exercised was approximately $1.0 million and $0.1 million for the quarters ended March 29, 2014 and March 31, 2013, respectively. The weighted-average grant-date fair value of options granted was $9.37 and $2.68 for

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 29, 2014 AND MARCH 31, 2013
(unaudited)

the quarters ended March 29, 2014 and March 31, 2013, respectively. The aggregate fair value of the options that vested during the quarters ended March 29, 2014 and March 31, 2013 was $1.3 million and $0.5 million, respectively.
As of March 29, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was approximately $9.7 million, which is expected to be recognized over the next 3.1 years. As of March 29, 2014, we had 3,525,790, shares available for grant under the 2014 Plan.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Risk-free interest rate	1.85 - 2.88%	1.23 - 2.04%
Expected term (years)	4.88 - 10	6 - 9.55
Volatility	47.1 - 47.3%	44.6%
Expected dividend yield	—	—
The following table summarizes stock-based compensation in our accompanying unaudited condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Cost of revenue	$47	$38
Selling and marketing	146	75
Research and development	89	49
General and administrative	817	135
Total stock-based compensation	$1,099	$297
8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. In the period ended March 31, 2013, the holders of our Series A, A-1, B, C, D, D-1and E redeemable convertible preferred stock did not have contractual obligations to share in or fund our losses. Diluted net loss per share attributable to common shareholders is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and common stock issuable upon conversion of our redeemable convertible preferred stock and warrants to purchase our redeemable convertible preferred stock.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Net Loss	$(15,544)	$(6,819)
Accretion of preferred stock	(4)	(14)
Net loss attributable to common stockholders	$(15,548)	$(6,833)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.71)	$(2.35)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	21,899	2,901
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Redeemable convertible preferred stock	—	21,299
Stock options	3,963	2,706
Preferred stock warrants	—	41
Common stock warrants	—	40
9. Income Taxes
We recorded income tax expense of $0.5 million and $0.3 million for the quarters ended March 29, 2014 and March 31, 2013, respectively. The tax provision increased in the quarter ended March 29, 2014 compared to the corresponding period of the prior fiscal year, primarily due to the income tax expense related to the amortization of Breedlove goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
10. Segment and Geographical Information
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

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
United States	$23,492	$16,573
International	1,779	1,589
Total revenue	$25,271	$18,162

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 29, 2014 AND MARCH 31, 2013
(unaudited)

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
	(As a percentage of revenue)
United States	93%	91%
International	7	9
Total revenue	100%	100%
Our long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
11. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Interest income	$20	$21
Interest expense	(7)	(10)
Other expense, net	(2,759)	(138)
Total other expense, net	$(2,746)	$(127)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed on March 6, 2014. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from our expectations.
Overview
We are the world’s largest online marketplace for finding and managing family care with more than 10.7 million members, including 5.8 million families and 4.9 million caregivers, spanning 16 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced rapid growth in revenue and members. Our members increased to 10.7 million as of March 29, 2014 from 7.5 million as of March 31, 2013, representing a 44% annual growth rate. Our revenue has increased to $25.3 million for the quarter ended March 29, 2014 from $18.2 million for the quarter ended March 31, 2013, representing a 39% annual growth rate, primarily driven by our consumer matching solutions. We experienced net losses of $15.5 million and $6.8 million in the quarters ended March 29, 2014 and March 31, 2013, respectively, representing an increase as a percentage of revenue of 24%.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except revenue per paying family and revenue per paying caregiver):

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Total members	10,737	7,453
Total families	5,845	3,948
Total caregivers	4,891	3,505
Total Members. We define total members as the number of paying and non-paying families, including those who have registered through employer programs, and caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our HomePay product. Our total members increased 44% for the quarter ended March 29, 2014 compared to the same period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps, including those who have registered through employer programs, since the launch of our marketplace in 2007, as well as subscribers of our HomePay product. Our total families increased 48% for the quarter ended March 29, 2014 compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 40% for the quarter ended March 29, 2014 compared to the corresponding period in the prior fiscal year.
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA, a non-GAAP financial measure. The table below represents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Quarter Ended
	March 29, 2014	March 31, 2013
Reconciliation of adjusted EBITDA:
Net loss	$(15,544)	$(6,819)
Provision for income taxes	485	307
Other expense, net	2,746	127
Depreciation and amortization	1,261	1,665
Stock-based compensation	1,099	297
Accretion of contingent consideration	73	135
Merger and acquisition related costs	77	—
IPO related costs	154	—
Adjusted EBITDA	$(9,649)	$(4,288)

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
• Revenue recognition;
• Business combinations;
• Software development costs;
• Goodwill;
• Amortization of intangible assets;
• Income taxes; and
• Stock-based compensation.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on March 6, 2014.

Recently Issued and Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board or the FASB issued Accounting Standards Update or ASU No. 2013-11, "Income Taxes (Topic740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force)." This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except in certain situations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. We currently do not have operations that are reported as discontinued operations and do not expect the adoption of this guidance to have a material effect our financial position, results of operations, or cash flows.

Results of Operations
The following table sets forth our unaudited condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Revenue	$25,271	$18,162
Cost of revenue	5,771	4,227
Operating expenses:
Selling and marketing	20,449	12,933
Research and development	4,064	2,667
General and administrative	6,232	3,701
Depreciation and amortization	1,068	1,019
Total operating expenses	31,813	20,320
Operating loss	(12,313)	(6,385)
Other expense, net	(2,746)	(127)
Loss before income taxes	(15,059)	(6,512)
Provision for income taxes	485	307
Net loss	$(15,544)	$(6,819)

Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Cost of revenue	47	$38
Selling and marketing	146	75
Research and development	89	49
General and administrative	817	135
Total stock-based compensation	$1,099	$297
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Revenue	100%	100%
Cost of revenue	23	23
Operating expenses:
Selling and marketing	81	71
Research and development	16	15
General and administrative	25	20
Depreciation and amortization	4	6
Total operating expenses	126	112
Operating loss	(49)	(35)
Other expense, net	(11)	(1)
Loss before income taxes	(60)	(36)
Provision for income taxes	2	2
Net loss	(62)%	(38)%
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

	Fiscal Quarter Ended		Period-to-Period Change
	March 29, 2014	March 31, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Revenue	$25,271	$18,162	$7,109	39%
The increase in revenue was primarily attributed to an increase in the consumer matching business, primarily related to a higher number of paying families and a longer average length of paying subscriptions. Additionally, there was an increase in consumer payment solutions revenue of $1.1 million.
Cost of Revenue
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

	Fiscal Quarter Ended		Period-to-Period Change
	March 29, 2014	March 31, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Cost of revenue	$5,771	$4,227	$1,544	37%
Percentage of revenue	23%	23%
The increase in cost of revenue was primarily related to higher compensation and related expenses of $0.8 million due to expanded headcount, to meet the demand associated with our larger network of members and expanded product offerings. Additionally, we incurred higher costs related to increased expenditures for background checks and credit card processing fees of $0.3 million and $0.2 million, respectively, partially offset by lower costs related to the amortization of certain acquired intangible assets of $0.5 million.

Selling and Marketing
Our selling and marketing expenses primarily consist of customer acquisition marketing, including television advertising, branding, other advertising and public relations costs, as well as allocated facilities and other supporting overhead costs. In addition, sales and marketing expenses include salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. We plan to continue to invest in sales and marketing to expand our global footprint, grow our current customer base and continue building brand awareness. In the near term, we expect sales and marketing expenses to increase on an absolute basis and to be our largest expense both on an absolute basis and as a percentage of revenue.

	Fiscal Quarter Ended		Period-to-Period Change
	March 29, 2014	March 31, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Selling and marketing	$20,449	12,933	$7,516	58%
Percentage of revenue	81%	71%
The increase in selling and marketing expense was primarily attributed to increased spending on customer acquisition marketing of $6.4 million on our consumer matching and payments businesses. Additionally, there was an increase of $0.4 million in compensation and related expenses. Furthermore, there was a $0.4 million increase in spending on provider acquisition marketing.
Research and Development
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

	Fiscal Quarter Ended		Period-to-Period Change
	March 29, 2014	March 31, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Research and development	$4,064	$2,667	$1,397	52%
Percentage of revenue	16%	15%
The increase in research and development expense was primarily related to higher compensation and related expenses of $0.8 million, largely due to an increase in headcount. Additionally, there was increased spending related to third-party resources of $0.5 million. The increase in both headcount and third-party resources was the result of our focus on developing new features and products, including work on our mobile applications, convenience payments product and our international platform, to encourage member growth and engagement.
General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include: third-party resources; legal and accounting services; acquisition-related costs; and facilities. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business support our operations as a publicly traded company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs.

	Fiscal Quarter Ended		Period-to-Period Change
	March 29, 2014	March 31, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
General and administrative	$6,232	$3,701	$2,531	68%
Percentage of revenue	25%	20%
The increase in general and administrative expense was primarily related to higher compensation related expenses of $1.1 million, and to a lesser extent increased spending on audit and related expenses of $0.4 million and third-party resources of $0.3 million. The increases were primarily attributable to increased costs associated with our overall growth. Additionally, we experienced an increase in facilities-related costs of $0.7 million.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment, software and leasehold improvements and amortization of acquired intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.

	Fiscal Quarter Ended		Period-to-Period Change
	March 29, 2014	March 31, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Depreciation and amortization	$1,068	$1,019	$49	5%
Percentage of revenue	4%	6%
Depreciation and amortization expense was relatively consistent over the applicable measurement periods. Over the next five years, we expect to incur total amortization expense associated with previous acquisitions of $7.3 million.
Other Expense, net
Other expense, net consists primarily of the interest income earned on our cash and cash equivalents, changes in the fair value of redeemable convertible preferred stock warrants, changes in the fair value of contingent consideration payable in preferred stock and foreign exchange gains and losses.

	Fiscal Quarter Ended		Period-to-Period Change
	March 29, 2014	March 31, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Other expense, net	$(2,746)	$(127)	$(2,619)	2,062%
Percentage of revenue	(11)%	(1)%
The increase in other expense, net was primarily driven by the mark-to-market adjustment of redeemable convertible preferred stock associated with contingent acquisition consideration and the preferred stock warrants.

Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Fiscal Quarter Ended		Period-to-Period Change
	March 29, 2014	March 31, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Provision for income taxes	$485	$307	$178	58%
Percentage of revenue	2%	2%
The increase in provision for income taxes was primarily driven by deferred tax liabilities related to goodwill associated with the acquisition of Breedlove. We recorded a provision for income taxes of $0.5 million for the quarter ended March 29, 2014 and $0.3 million for the quarter ended March 31, 2013. Our effective tax rate for the quarter ended March 29, 2014 was 3.2% compared to an effective tax rate of 4.7% for the quarter ended March 31, 2013. Although we incurred net operating loss carryforwards for the quarters ended March 29, 2014 and March 31, 2013, our annual effective tax rate was greater than zero due to the following:

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

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Fiscal Quarter Ended
	March 29, 2014	March 31, 2013
Cash flow (used in) provided by:
Operating activities	$(4,123)	$(2,485)
Investing activities	(703)	(745)
Financing activities	93,554	28
Effect of exchange rates on cash balances	(125)	132
Increase (decrease) in cash and cash equivalents	$88,603	$(3,070)
As of March 29, 2014, we had cash and cash equivalents of $118.6 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of March 29, 2014 was 1.5 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014, and to a lesser extent from the exercise of employee stock options. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Quarter Ended March 29, 2014
Cash from operating activities used $4.1 million during the first quarter of Fiscal 2014. This amount resulted from a net loss of $15.5 million, adjusted for non-cash items of $5.7 million, and a net $5.7 million source of cash due to increases in operating liabilities, partially offset by decreases in operating assets.

Non-cash expenses within net loss consisted primarily of $0.1 million of contingent acquisition expense, $2.3 million change in contingent consideration payable in preferred stock, $0.6 million increase in the fair value of stock warrants, $1.3 million for depreciation and amortization expense, $0.4 million increase in deferred taxes and $1.1 million of stock-based compensation expense.
An increase in operating liabilities and a decrease in operating assets contributed $5.7 million to net cash used in operating activities. The cash generated from this change consisted of an increase in accrued expenses and other current liabilities of $3.3 million, an increase in deferred revenue of $2.1 million, an increase in accounts payable of $2.1 million, partially offset by an increase in accounts receivable of $0.6 million, an increase in unbilled accounts receivable of $0.6 million and increase in restricted cash of $0.4 million.
Quarter Ended March 31, 2013
Cash from operating activities used $2.5 million during the first quarter of Fiscal 2013. This amount resulted from a net loss of $6.8 million, adjusted for non-cash items of $2.4 million, and a net $2.0 million source of cash due to increases in operating assets, partially offset by increases in operating liabilities.
Non-cash expenses within net loss consisted primarily of $1.7 million for depreciation and amortization expense, $0.3 million of stock-based compensation expense and $0.3 million of deferred income tax expense.
An increase in both operating assets and liabilities contributed $2.0 million to net cash used in operating activities. The cash generated from this change consisted of an increase in deferred revenue of $1.0 million, an increase in accounts payable of $0.8 million and an increase in accrued expenses and other current liabilities of $0.4 million, partially offset by an increase in accounts receivables of $0.2 million and an increase in unbilled receivables of $0.1 million.
Investing Activities
Quarter Ended March 29, 2014
During the first quarter of Fiscal 2014, we used $0.7 million of cash for investing activities. This was primarily related to $0.5 million used in the acquisition of Consumr, $0.1 million cash withheld for the acquisition and capital expenditures of $0.1 million, principally related to computer hardware.
Quarter Ended March 31, 2013
During the first quarter of Fiscal 2013, we used $0.7 million of cash for investing activities. The cash used consisted of$0.7 million related to computer hardware and software expenditures. We are not currently a party to any material purchase contracts related to future purchases of property, plant and equipment.
Financing Activities
Quarter Ended March 29, 2014
During the first quarter of Fiscal 2014, we generated $93.6 million of cash related to financing activities. $96.2 million was generated as net proceeds from the issuance of common stock upon the closing of our initial public offering and $0.2 million was generated from the exercise of employee stock options, partially offset by $2.8 million used for payments of contingent consideration previously established in purchase accounting.
Quarter Ended March 31, 2013
During the first quarter of Fiscal 2013, we received less than $0.1 million of cash for financing activities.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the quarters ended March 29, 2014 or March 31, 2013.
Contractual Obligations
Our contractual obligations relate primarily to non-cancellable operating leases and commitments to make potential future milestone payments as part of the Breedlove and PIAP acquisitions. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.
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
Subject to certain conditions set forth in the JOBS Act, if as an ‘‘emerging growth company’’ we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an ‘‘emerging growth company,’’ whichever is earlier.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2013 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of March 29, 2014 or March 31, 2013. Under our current investment policy, we invest our excess cash in money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 29, 2014 would not have a material impact on our revenue, operating results or cash flows.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
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
Information pertaining to legal proceedings can be found in “Item 1. Financial Statements and Supplementary Data - Note 6. Commitments and Contingencies” of this Quarterly Report on Form 10-Q, and is incorporated by reference herein.
ITEM 1A.    RISK FACTORS
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 28, 2013, filed on March 6, 2014. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

a)	Unregistered Sales of Equity Securities
In January 2014, we issued an aggregate of 191,278 shares of our Series E redeemable convertible preferred stock to the former owners of Breedlove & Associates, L.L.C. as a result of the achievement of specified performance milestones in connection with our 2012 acquisition of Breedlove & Associates, L.L.C. These shares automatically converted into 191,278 shares of our common stock in connection with the closing of our IPO later that month. No underwriters were involved in the foregoing issuance of securities. The securities described above were issued to accredited investors in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.
During the period between December 29, 2013 and March 29, 2014, we issued an aggregate of 14,843 shares of our common stock pursuant to the exercise of stock options at a weighted-average exercise price of $2.93 per share for aggregate consideration of less than $0.1 million. The issuance of the shares of our common stock upon the exercise of such options were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

b)	Use of Proceeds from Public Offering of Common Stock
On January 29, 2014, we closed our IPO, in which we sold 6,152,500 shares of common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was approximately $104.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192791), which was declared effective by the SEC on January 23, 2014. The offering commenced as of January 23, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC acted as the underwriters. We raised approximately $95.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $7.3 million and other offering expenses of approximately $2.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. The proceeds from the IPO have been used for working capital, sales and marketing activities, as well as other general corporate purposes.
ITEM 6.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2. Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
3. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARE.COM, INC.

Dated: May 6, 2014	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2014	By: /s/ JOHN LEAHY
John Leahy
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Certificate of Incorporation of Care.com, Inc.		8-K	1/29/2014	3.2
3.2	Amended and Restated Bylaws of Care.com, Inc.		S-1/A	1/3/2014	3.4
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X