Form 10-Q
period 2014-06-28
Care.com Inc
filed 2014-08-05
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of July 29, 2014, there were 31,363,326 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 28, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$113,398	$29,959
Restricted cash	538	246
Accounts receivable (net of allowance of $0 and $56, respectively)	2,218	1,609
Unbilled accounts receivable	3,098	2,477
Prepaid expenses and other current assets	2,993	1,731
Total current assets	122,245	36,022
Property and equipment, net	1,606	1,553
Intangible assets, net	9,279	11,418
Goodwill	62,957	62,686
Other non-current assets	145	2,150
Total assets	$196,232	$113,829

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,427	$2,031
Accrued expenses and other current liabilities	13,301	7,023
Current contingent acquisition consideration	2,690	5,463
Deferred revenue	10,913	8,304
Total current liabilities	30,331	22,821
Contingent acquisition consideration	—	5,166
Deferred tax liability	1,795	1,112
Other non-current liabilities	374	785
Total liabilities	32,500	29,884

Commitment and contingencies (see note 6)

Redeemable convertible preferred stock, $0.01 par value; 22,632 shares authorized at December 28, 2013; 21,299 shares issued and outstanding at December 28, 2013; aggregate liquidation value of $161,666 as of December 28, 2013	—	152,251

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 30,985 and 3,197 shares issued and outstanding as of June 28, 2014 and December 28, 2013, respectively	31	3
Additional paid-in capital	267,147	9,311
Accumulated deficit	(104,986)	(79,563)
Accumulated other comprehensive income	1,540	1,943
Total stockholders' equity (deficit)	163,732	(68,306)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$196,232	$113,829

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013

Revenue	$25,836	$19,133	$51,107	$37,295
Cost of revenue	5,713	4,607	11,484	8,834
Operating expenses:
Selling and marketing	18,022	12,329	38,471	25,262
Research and development	4,078	2,890	8,142	5,557
General and administrative	6,588	4,156	12,820	7,857
Depreciation and amortization	1,068	1,057	2,136	2,076
Total operating expenses	29,756	20,432	61,569	40,752
Operating loss	(9,633)	(5,906)	(21,946)	(12,291)
Other income (expense), net	67	10	(2,679)	(117)
Loss before income taxes	(9,566)	(5,896)	(24,625)	(12,408)
Provision for income taxes	309	218	794	525
Net loss	(9,875)	(6,114)	(25,419)	(12,933)
Accretion of preferred stock	—	(14)	(4)	(28)
Net loss attributable to common stockholders	$(9,875)	$(6,128)	$(25,423)	$(12,961)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.32)	$(2.08)	$(0.96)	$(4.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	30,980	2,941	26,439	2,915

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013

Net loss	$(9,875)	$(6,114)	$(25,419)	$(12,933)

Other comprehensive (income) loss:
Foreign currency translation adjustments	(255)	309	(403)	(255)
Comprehensive loss	$(10,130)	$(5,805)	$(25,822)	$(13,188)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Six Months Ended
	June 28, 2014	June 30, 2013
Cash flows from operating activities
Net loss	$(25,419)	$(12,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,082	718
Depreciation and amortization	2,520	3,366
Deferred taxes	672	496
Contingent consideration expense	147	276
Change in fair value of contingent consideration payable in preferred stock	2,258	—
Change in fair value of stock warrants	606	(6)
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(449)	26
Accounts receivable	(611)	(515)
Unbilled accounts receivable	(622)	(277)
Prepaid expenses and other current assets	(808)	(36)
Other non-current assets	(5)	5
Accounts payable	1,540	2,210
Accrued expenses and other current liabilities	6,671	2,165
Deferred revenue	2,613	1,363
Other non-current liabilities	(36)	(18)
Net cash used in operating activities	(8,841)	(3,160)

Cash flows from investing activities
Purchases of property and equipment	(400)	(935)
Payments for acquisitions, net of cash acquired	(489)	(398)
Cash withheld for purchase consideration	(73)	—
Net cash used in investing activities	(962)	(1,333)

Cash flows from financing activities
Net proceeds from issuance of common stock upon initial public offering	96,011	—
Proceeds from the issuance of common stock	245	196
Payments of contingent consideration previously established in purchase accounting	(2,845)	—
Net cash provided by financing activities	93,411	196

Effect of exchange rate changes on cash and cash equivalents	(169)	103
Net increase (decrease) in cash and cash equivalents	83,439	(4,194)
Cash and cash equivalents, beginning of the period	29,959	44,776
Cash and cash equivalents, end of the period	$113,398	$40,582

Supplemental disclosure of cash flow activities
Cash paid for taxes	$94	$12
Supplemental disclosure of non-cash investing and financing activities
Issuance of preferred and common stock in connection with acquisitions	$2,622	$—
Accretion of preferred stock to redemption value	$4	$28
Conversion of preferred stock to common stock	$154,856	$—
Reclassification of warrant liability to additional paid-in capital	$968	$—
Reclassification of contingent consideration payable in common shares	$4,878	$—
Unpaid deferred offering costs	$123	$—

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 28, 2014 AND JUNE 30, 2013
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
Subsequent Events Consideration
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited condensed consolidated financial statements as of and for the six months ended June 28, 2014.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us in our fiscal year 2018. Early application is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on its ongoing financial reporting.
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
Liabilities
Contingent Acquisition Consideration - Contingent acquisition consideration includes the fair value of the contingent consideration, based on the likelihood of issuing preferred stock and paying cash related to certain revenue milestones, as part of the consideration transferred. During the year ended December 28, 2013 we reassessed the probability of achievement on the PIAP contingent acquisition cash payment based on their meeting certain revenue milestones and the probability of reaching both the 2013 and 2014 milestones which resulted in $0.6 million of incremental expense. No incremental expense was recorded in the year-to-date period ended June 28, 2014. For contingent consideration payable in preferred stock, we used a valuation of the company based on both an income and market approach to determine the fair value of the preferred shares as of the acquisition date and on an-ongoing basis. We recorded our estimate of the fair value of this contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Breedlove during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the equity purchase agreement. There have been no changes in the probability of the earn-out payment through June 28, 2014. The cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone date approaches, the fair value of this liability will increase. This increase in fair value was recorded in general and administrative expenses in the accompanying consolidated statements of operations. The preferred stock portion of the contingent consideration represented a liability in accordance with ASC 480-10, Distinguishing Liabilities from Equity, and was marked to market each reporting period with changes in market value recognized in other expense, net in the accompanying consolidated statements of operations. Upon the closing of our initial public offering (“IPO”) in January 2014 the contingent consideration payable in preferred shares was automatically converted to the right to receive common shares. Contingent consideration payable in preferred shares was written up to fair value as of the closing date of the IPO and was reclassified to permanent equity and will no longer be marked to market.
Preferred Stock Warrants - Preferred stock warrants consist of warrants issued in connection with debt financings. The fair value of the warrants was determined using the Black-Scholes option-pricing model. In conjunction with the closing of the IPO, the warrant exercisable for shares of our Series A-1 Preferred Stock was automatically converted into a warrant exercisable for shares of our common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrant met the criteria for equity classification upon its conversion to a warrant for the purchase of common stock. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of June 28, 2014, we had no outstanding warrant liability. Refer to Note 7 - Stockholders’ Equity (Deficit) for a discussion of the methodology used and changes in the fair value of our preferred stock warrants.
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 28, 2014 and December 28, 2013 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	June 28, 2014				December 28, 2013
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$96,812	$—	$—	$96,812	$15,085	$—	$—	$15,085
Total assets	$96,812	$—	$—	$96,812	$15,085	$—	$—	$15,085

Liabilities:
Contingent acquisition consideration	$—	$—	$2,690	$2,690	$—	$—	$10,630	$10,630
Preferred stock warrants	—	—	—	—	—	—	362	362
Total liabilities	$—	$—	$2,690	$2,690	$—	$—	$10,992	$10,992
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration and preferred stock warrants which represent recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

	June 28, 2014		December 28, 2013
	Contingent Acquisition Consideration	Preferred Stock Warrants	Contingent Acquisition Consideration	Preferred Stock Warrants
Beginning balance	$10,630	$362	$9,288	$247
Increase in fair value included in earnings	2,406	606	1,342	115
Reclassification to permanent equity	(4,878)	(968)	—	—
Contingent acquisition consideration payments	(5,468)	—	—	—
Ending balance	$2,690	$—	$10,630	$362
Non-Recurring Fair Value Measurements
We remeasure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. No remeasurement of such assets occurred at June 28, 2014 and December 28, 2013. Other financial instruments not measured or recorded at fair value in the accompanying unaudited condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
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
As a result of this transaction, on March 4, 2014 all former employees of Consmr became employees of Care.com.
4. Supplemental Balance Sheet Information
The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	June 28, 2014	December 28, 2013
Computer equipment	$1,619	$1,444
Furniture and fixtures	1,340	1,154
Software	250	199
Leasehold improvements	247	183
Total	3,456	2,980
Less accumulated depreciation	(1,850)	(1,427)
Property and equipment, net	$1,606	$1,553
Depreciation expense for the three months ended June 28, 2014 and June 30, 2013 was $0.2 million and $0.1 million, respectively, and for the six months ended June 28, 2014 and June 30, 2013 $0.4 million and $0.3 million, respectively.
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	June 28, 2014	December 28, 2013
Payroll and compensation	$2,266	$3,134
Tax-related expense	682	372
Marketing expenses	6,559	1,028
Other accrued expenses	3,794	2,489
Total accrued expenses and other current liabilities	$13,301	$7,023
5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 28, 2013	$62,686
Acquisition	489
Effect of currency translation	(218)
Balance as of June 28, 2014	$62,957

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)
June 28, 2014:
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,554	(2,749)	1,805	2.2
Proprietary software	5,164	(3,252)	1,912	3.0
Website	50	(27)	23	1.9
Training materials	30	(15)	15	1.5
Non-compete agreements	147	(81)	66	2.2
Leasehold interests	170	(49)	121	4.9
Caregiver relationships	343	(220)	123	1.1
Customer relationships	8,945	(3,973)	4,972	3.2
Total	$19,645	$(10,366)	$9,279

December 28, 2013:
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,561	(2,096)	2,465	2.5
Proprietary software	5,184	(2,952)	2,232	3.5
Website	50	(19)	31	2.3
Training materials	30	(10)	20	2.0
Non-compete agreements	148	(61)	87	2.6
Leasehold interests	170	(36)	134	5.4
Caregiver relationships	346	(164)	182	1.6
Customer relationships	8,953	(2,928)	6,025	3.5
Total	$19,684	$(8,266)	$11,418
Amortization expense was $2.1 million and $3.0 million for the six months ended June 28, 2014 and June 30, 2013, respectively. Of these amounts $1.7 million and $1.7 million was classified as a component of depreciation and amortization, and $0.4 million and $1.3 million was classified as a component of cost of revenue in the unaudited condensed consolidated statements of operations for the quarters ended June 28, 2014 and June 30, 2013, respectively. As of June 28, 2014, the estimated future amortization expense related to current intangible assets for future fiscal years was as follows (in thousands):

2014 (remaining)	$2,127
2015	3,674
2016	1,993
2017	566
2018	221
Thereafter	456
Total	$9,037

6. Commitments and Contingencies
Legal matters
From time to time, we have or may become party to litigation incident to the ordinary course of business. We assess the likelihood of any adverse judgments or outcomes with respect to these matters and determine loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, we consider other relevant factors that could impact our ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. Our reserve may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of all pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can adversely impact us due to defense and settlement costs, diversion of management resources, and other factors.
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
Common Stock
As of June 28, 2014 and December 28, 2013, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

	June 28, 2014	December 28, 2013
Conversion of preferred stock	—	21,299
Contingent consideration payable in Series E convertible preferred stock	—	383
Contingent consideration payable in common stock	191	—
Options issued and outstanding	4,053	3,632
Options available for grant under stock option plans	3,418	193
Convertible preferred stock warrants	—	41
Common stock warrants	—	40
Total	7,662	25,588
Preferred Stock Warrants
In connection with a debt financing in 2007, we issued Lighthouse Capital Partners a warrant to purchase 40,697 shares of our Series A-1 convertible preferred stock at an exercise price of $1.72 per share, expiring October 2014, which were fully exercisable upon issuance. In conjunction with the closing of our IPO in January 2014, the warrant was automatically converted into a warrant exercisable for 40,697 shares of common stock at a purchase price of $1.72 per share, which resulted in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrant met the criteria for equity classification upon conversion to a warrant to purchase common stock. In accordance with ASC 480-10 (Distinguishing Liabilities from Equity) the freestanding warrant for our preferred stock was recognized as a liability and recorded at fair value in all periods prior to its conversion into a warrant to purchase common stock. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of June 28, 2014, we had no outstanding

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 28, 2014 AND JUNE 30, 2013
(unaudited)

warrant liability. The warrant was exercised during the six months ended June 28, 2014 using a net exercise method which resulted in the issuance of 38,142 shares of common stock. There were no proceeds received by us related to this transaction.
Common Stock Warrants
In connection with a 2010 Loan and Security Agreement, we issued a warrant to purchase a maximum of 40,000 shares of our common stock at an exercise price of $1.65 per share. The warrant was exercised during the six months ended June 28, 2014 using a net exercise method which resulted in the issuance of 37,591 shares of common stock. There were no proceeds received by us related to this transaction.
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
During 2010, we granted our Chief Executive Officer a performance-based option to purchase 150,000 shares, which vests in tranches if defined corporate goals are achieved during fiscal years 2011 through 2014. We recorded a share-based compensation expense related to this award of $0.1 million and $0.2 million during the six months ended June 28, 2014, and June 30, 2013, respectively.
On January 23, 2014, we adopted our 2014 Incentive Award Plan (‘‘the 2014 Plan’’), which provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based awards to employees, directors and non-employees of the Company and our subsidiaries. We initially reserved 4,112,048 shares of common stock for issuance under the 2014 Plan. The number of shares initially available for issuance will be increased by (i) the number of shares represented by awards outstanding under the 2006 Plan that are forfeited, lapse unexercised or are settled in cash and which following the effective date of the 2014 Plan are not issued under the 2006 Plan and (ii) an annual increase on January 1 of each calendar year beginning in 2015 and ending in 2019, equal to the lesser of (A) 4% of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) an amount as determined by our board of directors. No more than 5,002,935 shares of common stock may be issued upon the exercise of incentive stock options. Options generally vest over four years, with 25% vesting upon the one-year anniversary of the date of hire, and the remaining 75% vesting quarterly over the next three years. Options granted to consultants or other non-employees generally vest over the expected service period to the Company. The options expire ten years from the date of grant. To date only stock options have been issued under the 2014 Plan.
Stock-Based Compensation
A summary of stock option activity for the quarter ended June 28, 2014 is as follows (in thousands for shares and intrinsic value):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 28, 2014 AND JUNE 30, 2013
(unaudited)

	Number of Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding as of December 28, 2013	3,439	8.0	$4.28	$27,148
Granted	742		17.63
Canceled and forfeited	(59)		11.10
Exercised	(69)		3.59
Outstanding as of June 28, 2014	4,053	7.9	6.64	29,605
Options vested and exercisable as of June 28, 2014	1,911	7.0	3.79	17,815
Options vested and expected to vest as of June 28, 2014 (1)	3,885	7.9	$6.56	$28,604
(1) Options expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the NYSE as of June 28, 2014 was $13.01. The total intrinsic value of options exercised was approximately $0.2 million and $1.1 million for the three and six months ended June 28, 2014, respectively. The weighted-average grant-date fair value of options granted was $5.38 and $8.54 for the three and six months ended June 28, 2014, respectively. The aggregate fair value of the options that vested during the three and six months ended June 28, 2014 was $1.0 million, and $1.6 million respectively.
As of June 28, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was approximately $9.4 million, which is expected to be recognized over the next 3.0 years. As of June 28, 2014, we had 3,417,848, shares available for grant under the 2014 Plan.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

Six Months Ended
	June 28, 2014	June 30, 2013
Risk-free interest rate	1.54 - 2.88%	1.23 - 2.52%
Expected term (years)	4.88 - 10	6.25 - 9.55
Volatility	47.1 - 55.3%	44.6%
Expected dividend yield	—	—
The following table summarizes stock-based compensation in our accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Cost of revenue	47	$53	94	$91
Selling and marketing	163	98	309	173
Research and development	115	70	204	119
General and administrative	658	200	1,475	335
Total stock-based compensation	$983	$421	$2,082	$718
8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. In the period ended June 30, 2013, the holders of our Series A, A-1, B, C, D, D-1and E redeemable convertible preferred stock did not have contractual obligations to share in or fund our losses. Diluted net loss per share attributable to common shareholders is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and common stock issuable upon conversion of our redeemable convertible preferred stock and warrants to purchase our redeemable convertible preferred stock.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Net Loss	$(9,875)	$(6,114)	$(25,419)	$(12,933)
Accretion of preferred stock	—	(14)	(4)	(28)
Net loss attributable to common stockholders	$(9,875)	$(6,128)	$(25,423)	$(12,961)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.32)	$(2.08)	$(0.96)	$(4.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	30,980	2,941	26,439	2,915
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Redeemable convertible preferred stock	—	21,299	—	21,299
Stock options	4,053	3,696	4,053	3,696
Preferred stock warrants	—	41	—	41
Common stock warrants	—	40	—	40
9. Income Taxes
We recorded income tax expense of $0.3 million and $0.2 million for the three months ended June 28, 2014 and June 30, 2013, respectively. We recorded income tax expense of $0.8 million and $0.5 million for the six months ended June 28, 2014 and June 30, 2013, respectively. The tax provision increased in both the three and the six months ended June 28, 2014 compared to the corresponding periods of the prior fiscal year, primarily due to the income tax expense related to the amortization of Breedlove goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 28, 2014 AND JUNE 30, 2013
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
United States	$23,559	$17,573	$46,773	$34,146
International	2,277	1,560	4,334	3,149
Total revenue	$25,836	$19,133	$51,107	$37,295

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
	(As a percentage of revenue)		(As a percentage of revenue)
United States	91%	92%	92%	92%
International	9%	8%	8%	8%
Total revenue	100%	100%	100%	100%
Our long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
11. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Interest income	$26	$19	$46	$31
Interest expense	(10)	—	(17)	(2)
Other income (expense), net	51	(9)	(2,708)	(146)
Total other income (expense), net	$67	$10	$(2,679)	$(117)
12. Subsequent Event
We evaluated subsequent events after the audited balance sheet date of June 28, 2014, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
On July 17, 2014, we acquired Citrus Lane, Inc. (“Citrus Lane”), the leading social commerce platform designed for moms, pursuant to an Agreement and Plan of Merger, dated as of July 14, 2014, by and among Care.com, Citrus Lane, and the other parties thereto.  The consideration paid at the closing consisted of $22.9 million in cash and $8.1 million in equity.  In addition, up to $16.4 million in cash and $1.2 million in equity will be payable in the event Citrus Lane achieves certain milestones in 2015 and 2016. Given that the acquisition closed on July 17, 2014, the Company determined it was impracticable to provide all the disclosures required for a business combination pursuant to ASC 805, Business Combinations, and will do so in connection with a future filing.

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
Overview
We are the world’s largest online marketplace for finding and managing family care with more than 11.8 million members, including 6.4 million families and 5.4 million caregivers, spanning 16 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced rapid growth in revenue and members. Our members increased to 11.8 million as of June 28, 2014 from 8.2 million as of June 30, 2013, representing a 44% annual growth rate. Our revenue has increased to $51.1 million for the six months ended June 28, 2014 from $37.3 million for the six months ended June 30, 2013, representing a 37% annual growth rate, primarily driven by our consumer matching solutions. We experienced net losses of $25.4 million and $13.0 million in the six months ended June 28, 2014 and June 30, 2013, respectively, representing an increase as a percentage of revenue of 15%.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except revenue per paying family and revenue per paying caregiver):

	As of
	June 28, 2014	June 30, 2013
Total members	11,826	8,211
Total families	6,437	4,354
Total caregivers	5,389	3,857
Total Members. We define total members as the number of paying and non-paying families, including those who have registered through employer programs, and caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our HomePay product. Our total members increased 44% for the six months ended June 28, 2014 compared to the same period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps, including those who have registered through employer programs, since the launch of our marketplace in 2007, as well as subscribers of our HomePay product. Our total families increased 48% for the six months ended June 28, 2014 compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 40% for the six months ended June 28, 2014 compared to the corresponding period in the prior fiscal year.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Reconciliation of adjusted EBITDA:
Net loss	$(9,875)	$(6,114)	$(25,419)	$(12,933)
Federal, state and franchise taxes	439	218	972	525
Other (income) expense, net	(67)	(10)	2,679	117
Depreciation and amortization	1,259	1,700	2,520	3,366
Stock-based compensation	983	421	2,082	718
Accretion of contingent consideration	74	141	147	276
Merger and acquisition related costs	575	—	652	—
IPO related costs	10	—	164	—
Adjusted EBITDA	$(6,602)	$(3,644)	$(16,203)	$(7,931)
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

Recently Issued and Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU No. 2013-11, "Income Taxes (Topic740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force)." This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except in certain situations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us in our fiscal year 2018. Early application is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on its ongoing financial reporting.
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
Consumer Payments Solutions. Our consumer payments solutions provide families several options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services, as well as electronic convenience payments. Revenue related to our household payment and tax services is primarily generated through quarterly subscriptions and recognized on a daily ratable basis over the period the services are provided. Revenue related to our convenience payment services is primarily generated on a per transaction basis and is typically recognized in the period earned.

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
General and Administrative. Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include: third-party resources; legal and accounting services; acquisition-related costs; and facilities. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business to support our operations as a publicly traded company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs.
Depreciation and Amortization. Depreciation and amortization expenses primarily consist of depreciation of computer equipment, software and leasehold improvements and amortization of acquired intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.
Other Income (Expense), net. Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents, changes in the fair value of redeemable convertible preferred stock warrants, changes in the fair value of contingent consideration payable in preferred stock and foreign exchange gains and losses.
Provision for Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.
Results of Operations
The following table sets forth our unaudited condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013

Revenue	$25,836	$19,133	$51,107	$37,295
Cost of revenue	5,713	4,607	11,484	8,834
Operating expenses:
Selling and marketing	18,022	12,329	38,471	25,262
Research and development	4,078	2,890	8,142	5,557
General and administrative	6,588	4,156	12,820	7,857
Depreciation and amortization	1,068	1,057	2,136	2,076
Total operating expenses	29,756	20,432	61,569	40,752
Operating loss	(9,633)	(5,906)	(21,946)	(12,291)
Other income (expense), net	67	10	(2,679)	(117)
Loss before income taxes	(9,566)	(5,896)	(24,625)	(12,408)
Provision for income taxes	309	218	794	525
Net loss	(9,875)	(6,114)	(25,419)	(12,933)
Accretion of preferred stock	—	(14)	(4)	(28)
Net loss attributable to common stockholders	$(9,875)	$(6,128)	$(25,423)	$(12,961)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.32)	$(2.08)	$(0.96)	$(4.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	30,980	2,941	26,439	2,915
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Cost of revenue	$47	$53	$94	$91
Selling and marketing	163	98	309	173
Research and development	115	70	204	119
General and administrative	658	200	1,475	335
Total stock-based compensation	$983	$421	$2,082	$718
The following tables set forth our unaudited condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended		Six Months Ended
	June 28, 2014	June 30, 2013	June 28, 2014	June 30, 2013
Revenue	100%	100%	100%	100%
Cost of revenue	22	24	22	24
Operating expenses:
Selling and marketing	70	64	75	68
Research and development	16	15	16	15
General and administrative	25	22	25	21
Depreciation and amortization	4	6	4	6
Total operating expenses	115	107	120	109
Operating loss	(37)	(31)	(43)	(33)
Other expense, net	—	—	(5)	—
Loss before income taxes	(37)	(31)	(48)	(33)
Provision for income taxes	1	1	2	1
Net loss	(38)%	(32)%	(50)%	(35)%
Three Months Ended June 28, 2014 and June 30, 2013
Revenue

	Three Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Revenue	$25,836	$19,133	$6,703	35%
The increase in revenue was primarily attributed to an increase in the consumer matching business, primarily related to a higher number of paying families and a longer average length of paying subscriptions. Additionally, there was an increase in consumer payment solutions revenue of $0.8 million.
Cost of Revenue

	Three Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Cost of revenue	$5,713	$4,607	$1,106	24%
Percentage of revenue	22%	24%

The increase in cost of revenue was primarily related to higher compensation and related expenses of $0.8 million due to expanded headcount, to meet the demand associated with our larger network of members and expanded product offerings. Additionally, we incurred higher costs related to increased expenditures for credit card processing fees and hosting costs of $0.2 million and $0.2 million, respectively, partially offset by lower costs related to the amortization of certain acquired intangible assets of $0.5 million.
Selling and Marketing

	Three Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Selling and marketing	$18,022	12,329	$5,693	46%
Percentage of revenue	70%	64%
The increase in selling and marketing expense was primarily attributed to increased spending on customer acquisition marketing of $4.8 million on our consumer matching and payments businesses. Additionally, there was an increase of $0.4 million in compensation and related expenses. Furthermore, there was a $0.4 million increase in spending on marketing related costs, primarily related to provider acquisition. The increase as a percentage of revenue was primarily related to the planned front loading of direct marketing spend to align with the seasonal peaks of our business.
Research and Development

	Three Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Research and development	$4,078	$2,890	$1,188	41%
Percentage of revenue	16%	15%
The increase in research and development expense was primarily related to higher compensation and related expenses of $0.7 million, largely due to an increase in headcount. Additionally, there was increased spending related to third-party resources of $0.4 million. The increase in both headcount and third-party resources was the result of our focus on developing new features and products, including work on our mobile applications and our international platform, to encourage member growth and engagement.
General and Administrative

	Three Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
General and administrative	$6,588	$4,156	$2,432	59%
Percentage of revenue	25%	22%
The increase in general and administrative expense was primarily related to higher compensation related expenses of $0.7 million, increased spending on third-party resources of $0.5 million and to a lesser extent increased spending on both legal and recruiting fees of $0.4 million and $0.3 million, respectively. The increases were primarily attributable to increased merger and acquisition related costs as well as costs associated with our overall growth.
Depreciation and Amortization

	Three Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Depreciation and amortization	$1,068	$1,057	$11	1%
Percentage of revenue	4%	6%
Depreciation and amortization expense was relatively consistent over the applicable measurement periods. Over the next five years, we expect to incur total amortization expense associated with previous acquisitions of $6.5 million.
Other Income, net

	Three Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
(in thousands, except percentages)
Other income (expense), net	$67	$10	$57	570%
Percentage of revenue	—%	—%
The increase in other income, net was primarily driven by the favorable movement of foreign exchange rates.
Provision for Income Taxes

	Three Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Provision for income taxes	$309	$218	$91	42%
Percentage of revenue	1%	1%
The increase in provision for income taxes was primarily driven by deferred tax liabilities related to goodwill associated with the acquisition of Breedlove. We recorded a provision for income taxes of $0.3 million for the three months ended June 28, 2014 and $0.2 million for the three months ended June 30, 2013. Our effective tax rate for the three months ended June 28, 2014 was a provision of 3.4% on a pre-tax loss, compared to 4.0% on a pre-tax loss for the three months ended June 30, 2013. Although we incurred net operating loss carryforwards for the three months ended June 28, 2014 and June 30, 2013, our annual effective tax rate was greater than zero due to the following:

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

Six Months Ended June 28, 2014 and June 30, 2013
Revenue

	Six Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Revenue	$51,107	$37,295	$13,812	37%

The increase in revenue was primarily attributed to an increase in the consumer matching business, primarily related to a higher number of paying families and a longer average length of paying subscriptions. Additionally, there was an increase in consumer payment solutions revenue of $1.5 million.
Cost of Revenue

	Six Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Cost of revenue	$11,484	$8,834	$2,650	30%
Percentage of revenue	22%	24%
The increase in cost of revenue was primarily related to higher compensation and related expenses of $2.0 million due to expanded headcount, to meet the demand associated with our larger network of members and expanded product offerings. Additionally, we incurred higher costs related to increased expenditures for credit card processing fees and hosting costs of $0.4 million and $0.4 million, respectively, partially offset by lower costs related to the amortization of certain acquired intangible assets of $0.9 million.
Selling and Marketing

	Six Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Selling and marketing	$38,471	$25,262	$13,209	52%
Percentage of revenue	75%	68%
The increase in selling and marketing expense was primarily attributed to increased spending on customer acquisition marketing of $12.3 million on our consumer matching and payments businesses. Additionally, there was an increase of $0.9 million in compensation and related expenses. The increase as a percentage of revenue was primarily related to the planned front loading of direct marketing spend to align with the seasonal peaks of our business.
Research and Development

	Six Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Research and development	$8,142	$5,557	$2,585	47%
Percentage of revenue	16%	15%
The increase in research and development expense was primarily related to higher compensation and related expenses of $1.5 million, largely due to an increase in headcount. Additionally, there was increased spending related to third-party resources of $0.9 million. The increase in both headcount and third-party resources was the result of our focus on developing new features and products, including work on our mobile applications and our international platform, to encourage member growth and engagement.
General and Administrative

	Six Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
General and administrative	$12,820	$7,857	$4,963	63%
Percentage of revenue	25%	21%

The increase in general and administrative expense was primarily related to higher compensation related expenses of $1.8 million, as well as increased spending on third-party resources and recruiting of $0.8 million and $0.7 million, respectively. Furthermore, we incurred increased spending on both legal and audit fees of $0.5 million and $0.5 million, respectively. The increases were primarily attributable to increased merger and acquisition related costs as well as costs associated with our overall growth.
Depreciation and Amortization

	Six Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Depreciation and amortization	$2,136	$2,076	$60	3%
Percentage of revenue	4%	6%
Depreciation and amortization expense was relatively consistent over the applicable measurement periods. Over the next five years, we expect to incur total amortization expense associated with previous acquisitions of $6.5 million.
Other Expense, net

	Six Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Other expense, net	$(2,679)	$(117)	$(2,562)	2,190%
Percentage of revenue	(5)%	—%
The increase in other expense, net was primarily driven by the mark-to-market adjustment of redeemable convertible preferred stock associated with contingent acquisition consideration and the preferred stock warrants.

Provision for Income Taxes

	Six Months Ended		Period-to-Period Change
	June 28, 2014	June 30, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Provision for income taxes	$794	$525	$269	51%
Percentage of revenue	2%	1%
The increase in provision for income taxes was primarily driven by deferred tax liabilities related to goodwill associated with the acquisition of Breedlove. We recorded a provision for income taxes of $0.8 million for the six months ended June 28, 2014 and $0.5 million for the six months ended June 30, 2013. Our effective tax rate for the six months ended June 28, 2014 was a provision of 3.2% on a pre-tax loss, compared to 4.3% on a pre-tax loss for the six months ended June 30, 2013. Although we incurred net operating loss carryforwards for the six months ended June 28, 2014 and June 30, 2013, our annual effective tax rate was greater than zero due to the following:

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

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Six Months Ended
	June 28, 2014	June 30, 2013
Cash flow (used in) provided by:
Operating activities	$(8,841)	$(3,160)
Investing activities	(962)	(1,333)
Financing activities	93,411	196
Effect of exchange rates on cash balances	(169)	103
Increase (decrease) in cash and cash equivalents	$83,439	$(4,194)
As of June 28, 2014, we had cash and cash equivalents of $113.4 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of June 28, 2014 was $1.4 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014, and to a lesser extent from the exercise of employee stock options. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Six Months Ended June 28, 2014
Cash from operating activities used $8.8 million during the first half of Fiscal 2014. This amount resulted from a net loss of $25.4 million, adjusted for non-cash items of $8.3 million, and a net $8.3 million source of cash due to increases in operating liabilities, partially offset by increases in operating assets.
Non-cash expenses within net loss consisted primarily of $2.5 million for depreciation and amortization, $2.3 million change in contingent consideration payable in preferred stock, $2.1 million of stock-based compensation expense, $0.7 million increase in deferred taxes and $0.6 million increase in the fair value of stock warrants.
An increase in operating liabilities and an increase in operating assets contributed $8.3 million to net cash used in operating activities. The cash generated from this change consisted of an increase in accrued expenses and other current liabilities of $6.7 million, an increase in deferred revenue of $2.6 million, an increase in accounts payable of $1.5 million, partially offset by an increase in prepaid expenses and other assets of $0.8 million, an increase in unbilled accounts receivable of $0.6 million, an increase in accounts receivable of $0.6 million and increase in restricted cash of $0.4 million.
Six Months Ended June 30, 2013
Cash from operating activities used $3.2 million during the first half of Fiscal 2013. This amount resulted from a net loss of $12.9 million, adjusted for non-cash items of $4.9 million, and a net $4.9 million source of cash due to increases in operating assets, partially offset by increases in operating liabilities.
Non-cash expenses within net loss consisted primarily of $3.4 million for depreciation and amortization expense, $0.7 million of stock-based compensation expense and $0.5 million of deferred income tax expense.
An increase in operating liabilities and an increase in operating assets contributed $4.9 million to net cash used in operating activities. The cash generated from this change consisted of an increase in accounts payable of $2.2 million, an increase in accrued expenses and other current liabilities of $2.2 million, and an increase in deferred revenue of $1.4 million, partially offset by an increase in accounts receivables of $0.5 million and an increase in unbilled receivables of $0.3 million.
Investing Activities
Six Months Ended June 28, 2014

During the first half of Fiscal 2014, we used $1.0 million of cash for investing activities. This was primarily related to $0.5 million used for the acquisition of Consumr and capital expenditures of $0.4 million, principally related to furniture and fixtures as well as computer hardware. We are not currently a party to any material purchase contracts related to future purchases of property, plant and equipment.
Six Months Ended June 30, 2013
During the first half of Fiscal 2013, we used $1.3 million of cash for investing activities. The cash used consisted of$0.9 million, principally related to furniture and fixtures expenditure and 0.4 million used in the acquisition of the assets of the Big Tent public groups platform.
Financing Activities
Six Months Ended June 28, 2014
During the first half of Fiscal 2014, we generated $93.4 million of cash related to financing activities. $96.0 million was generated as net proceeds from the issuance of common stock upon the closing of our initial public offering and $0.2 million was generated from the exercise of employee stock options, partially offset by $2.8 million used for payments of contingent consideration previously established in purchase accounting.
Six Months Ended June 30, 2013
During the first half of Fiscal 2013, we received $0.2 million of cash related to financing activities generated from the exercise of employee stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the periods presented.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and commitments to make potential future milestone payments as part of the Breedlove and PIAP acquisitions.
On July 17, 2014, we acquired Citrus Lane, Inc. (“Citrus Lane”), the leading social commerce platform designed for moms, pursuant to an Agreement and Plan of Merger, dated as of July 14, 2014, by and among Care.com, Citrus Lane, and the other parties thereto.  The consideration paid at the closing consisted of $22.9 million in cash and $8.1 million in equity.  In addition, up to $16.4 million in cash and $1.2 million in equity will be payable in the event Citrus Lane achieves certain milestones in 2015 and 2016.
Other than the item noted above, there have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.
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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 28, 2014 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of June 28, 2014 or June 30, 2013. Under our current investment policy, we invest our excess cash in money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 28, 2014 would not have a material impact on our revenue, operating results or cash flows.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
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
We did not sell any unregistered securities in the three months ended June 28, 2014.

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

CARE.COM, INC.

Dated: August 5, 2014	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2014	By: /s/ JOHN LEAHY
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