Form 10-Q
period 2014-09-27
Care.com Inc
filed 2014-11-10
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of October 29, 2014, there were 31,487,177 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$83,083	$29,959
Restricted cash	510	246
Accounts receivable (net of allowance of $0 and $56, respectively)	2,711	1,609
Unbilled accounts receivable	3,447	2,477
Prepaid expenses and other current assets	3,070	1,731
Inventories	2,097	—
Total current assets	94,918	36,022
Property and equipment, net	1,846	1,553
Intangible assets, net	11,558	11,418
Goodwill	104,872	62,686
Other non-current assets	2,948	2,150
Total assets	$216,142	$113,829

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$7,329	$2,031
Accrued expenses and other current liabilities	16,844	7,023
Current contingent acquisition consideration	10,643	5,463
Deferred revenue	13,653	8,304
Total current liabilities	48,469	22,821
Contingent acquisition consideration	7,549	5,166
Deferred tax liability	2,070	1,112
Other non-current liabilities	845	785
Total liabilities	58,933	29,884

Commitment and contingencies (see note 6)
Redeemable convertible preferred stock, $0.01 par value; 22,632 shares authorized at December 28, 2013; 21,299 shares issued and outstanding at December 28, 2013; aggregate liquidation value of $161,666 as of December 28, 2013	—	152,251
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 31,484 and 3,197 shares issued and outstanding as of September 27, 2014 and December 28, 2013, respectively	31	3
Additional paid-in capital	275,932	9,311
Accumulated deficit	(119,440)	(79,563)
Accumulated other comprehensive income	686	1,943
Total stockholders' equity (deficit)	157,209	(68,306)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$216,142	$113,829

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Revenue	$32,054	$21,681	$83,161	$58,976
Cost of revenue	9,132	5,158	20,616	13,992
Operating expenses:
Selling and marketing	22,900	18,590	61,371	43,852
Research and development	4,417	2,862	12,559	8,419
General and administrative	9,479	5,450	22,299	13,307
Depreciation and amortization	1,113	1,090	3,249	3,166
Total operating expenses	37,909	27,992	99,478	68,744
Operating loss	(14,987)	(11,469)	(36,933)	(23,760)
Other expense, net	(644)	(201)	(3,323)	(318)
Loss before income taxes	(15,631)	(11,670)	(40,256)	(24,078)
(Benefit from) provision for income taxes	(1,178)	62	(384)	587
Net loss	(14,453)	(11,732)	(39,872)	(24,665)
Accretion of preferred stock	—	(14)	(4)	(42)
Net loss attributable to common stockholders	$(14,453)	$(11,746)	$(39,876)	$(24,707)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.46)	$(3.86)	$(1.42)	$(8.36)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	31,362	3,042	27,995	2,957

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net loss	$(14,453)	$(11,732)	$(39,872)	$(24,665)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(854)	607	(1,257)	352
Comprehensive loss	$(15,307)	$(11,125)	$(41,129)	$(24,313)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities
Net loss	$(39,872)	$(24,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,829	1,196
Depreciation and amortization	3,914	5,167
Deferred taxes	(548)	683
Contingent consideration expense	404	423
Change in fair value of contingent consideration payable in preferred stock	2,258	—
Change in fair value of stock warrants	606	81
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(421)	(360)
Accounts receivable	(1,003)	(449)
Unbilled accounts receivable	(974)	(557)
Prepaid expenses and other current assets	(167)	(535)
Inventories	(209)	—
Other non-current assets	490	5
Accounts payable	3,479	2,797
Accrued expenses and other current liabilities	9,270	7,506
Deferred revenue	3,705	3,188
Other non-current liabilities	639	146
Net cash used in operating activities	(13,600)	(5,374)
Cash flows from investing activities
Purchases of property and equipment	(878)	(1,069)
Payments for acquisitions, net of cash acquired	(23,364)	(398)
Cash withheld for purchase consideration	(73)	—
Net increase in other assets	(2,825)	—
Net cash used in investing activities	(27,140)	(1,467)
Cash flows from financing activities
Proceeds from initial public offering net of offering costs	96,007	—
Proceeds from exercise of common stock options	319	455
Payments of deferred offering costs	—	(235)
Payments of contingent consideration previously established in purchase accounting	(2,845)	—
Net cash provided by financing activities	93,481	220

Effect of exchange rate changes on cash and cash equivalents	383	(152)
Net increase (decrease) in cash and cash equivalents	53,124	(6,773)
Cash and cash equivalents, beginning of the period	29,959	44,776
Cash and cash equivalents, end of the period	$83,083	$38,003

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow activities
Cash paid for taxes	$94	$22
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$2,622	$—
Accretion of preferred stock to redemption value	$4	$42
Conversion of preferred stock to common stock	$154,856	$—
Reclassification of warrant liability to additional paid-in capital	$968	$—
Reclassification of contingent consideration payable in common shares	$4,878	$—
Unpaid deferred offering costs	$—	$621

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Care.com, Inc. (the “Company”, “we”, “us”, and “our”), a Delaware corporation, was incorporated on October 27, 2006. We are the world’s largest online marketplace for finding and managing family care. Our consumer matching solutions enable families to connect to caregivers and caregiving services in a reliable and easy way and our payment solutions enable families to pay caregivers electronically online or via their mobile device and to manage their household payroll and tax matters with Care.com HomePay. In addition, we serve employers by providing access to our platform to employer-sponsored families and care-related businesses-such as day care centers, nanny agencies and home care agencies-who wish to market their services to our care-seeking families and recruit our caregiver members. We also operate a social e-commerce service selling curated products designed for families. This service generates revenue through the sale of subscriptions and other e-commerce products to customers in the United States.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, our business is affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on our future financial position, results of operations or cash flows: rates of revenue growth; engagement and usage of our products; scaling and adaptation of existing technology and network infrastructure; competition in our market; management of our growth; acquisitions and investments; qualified employees and key personnel; protection of our brand and intellectual property; protection of customers’ information and privacy concerns; and security measures related to our website, among other things.
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
The consolidated balance sheet as of December 28, 2013, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP on an annual reporting basis.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

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
Revenue Recognition
In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We derive our revenue primarily from on-going subscription fees. Revenue from subscription fees is recognized on a daily basis over the subscription term or on a pro-rata basis as the services are delivered. Revenue from background checks, lead generation and advertising is recognized in the period earned. For product sales, these criteria are deemed to have been met when the items are delivered to the end customer. Other service revenues are recognized as the services are performed.
Certain of our arrangements provide companies the opportunity to purchase Care.com services on behalf of their employees. These arrangements typically include a subscription to our consumer matching solutions for their employees. These arrangements are accounted for as multiple element arrangements. We have concluded that each element in the arrangement has stand-alone value as the individual services can be sold separately. In addition, there is no right of refund once a service has been delivered. Therefore, we have concluded each element of the arrangement is a separate unit of accounting. In accordance with authoritative guidance on revenue recognition, we allocate consideration at the inception of an arrangement to each unit of accounting based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis, and requires the use of: (1) vendor-specific objective evidence (‘‘VSOE’’), if available; (2) third-party evidence (‘‘TPE’’), if VSOE is not available; and (3) best estimate of selling price (‘‘BESP’’), if neither VSOE nor TPE is available. Since VSOE or TPE are not typically available, BESP is generally used to allocate the selling price to each unit of accounting. We determine BESP for units of account by considering multiple factors including, but not limited to, prices we charge for similar offerings, sales volumes, geographies and other factors contemplated in negotiating multiple element transactions.
Inventories
Inventories consist of finished goods comprised of product for resale and are stated at the lower of cost or market, and are valued on a first-in, first-out (FIFO) basis. Inventory costs primarily consist of product costs from suppliers, as well as inbound shipping and handling fees. The majority of our inventory is not purchased until we receive a customer order and it is subsequently relieved from inventories when delivered to the customer. As of September 27, 2014, our inventory balance of $2.1 million consists of finished goods.
Goods In-Transit
Goods in-transit directly from suppliers to customers are recorded in prepaid expenses and other current assets. Risk of loss and the transfer of title from the supplier to us occurs at freight on board shipping point. As of September 27, 2014, goods in-transit were immaterial.
Subsequent Events Consideration
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the unaudited condensed consolidated financial statements as of and for the nine months ended September 27, 2014.
Recently Issued and Adopted Accounting Pronouncements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us in our fiscal year 2018. Early application is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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
In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force)." ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except in certain situations. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.
2. Fair Value Measurements
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

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
Liabilities
Contingent Acquisition Consideration - Contingent acquisition consideration includes the fair value of contingent consideration paid by us in connection with corporate acquisitions based on the likelihood of issuing preferred and common stock and paying cash related to certain revenue and other milestones. We recorded our estimate of the fair value of this contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures.
For contingent consideration payable in preferred stock, we used a valuation of the company based on both an income and market approach to determine the fair value of the preferred stock as of the acquisition date and on an-ongoing basis. Upon the closing of our initial public offering (“IPO”) in January 2014, the contingent consideration payable in preferred stock was automatically converted to the right to receive common stock at the then-applicable conversion rate. Contingent consideration payable in preferred stock was written up to fair value as of the closing date of the IPO and was reclassified to permanent equity and will no longer be marked-to-market. There have been no changes in the probability of the earn-out payment through September 27, 2014.
The cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone date approaches, the fair value of this liability will increase. This increase in fair value was recorded in general and administrative expenses in the accompanying consolidated statements of operations. The preferred stock portion of the contingent consideration represented a liability in accordance with ASC 480-10, Distinguishing Liabilities from Equity, and was marked-to-market each reporting period with changes in market value recognized in other expense, net in the accompanying consolidated statements of operations.
During the year-ended December 28, 2013 we reassessed the probability of achievement on the Parents In A Pinch (“PIAP”) contingent acquisition cash payment based on the achievement certain revenue milestones and the probability of reaching both the 2013 and 2014 milestones, which resulted in $0.6 million of incremental expense. No incremental expense was recorded in the year-to-date period ended September 27, 2014. During the year-to-date period ended September 27, 2014, in connection with our acquisition with Citrus Lane, Inc. (“Citrus Lane”), we recognized acquisition consideration payable in cash and shares totaling $17.5 million. The probability of achievement of this earn-out is assessed at 100%.
The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of both Breedlove and Citrus Lane during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the applicable transaction agreement. As such, the cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone date approaches, the fair value of this liability will increase.
Preferred Stock Warrants - Preferred stock warrants consist of warrants issued in connection with debt financings. The fair value of the warrants was determined using the Black-Scholes option-pricing model. In conjunction with the closing of the IPO, the warrant exercisable for shares of our Series A-1 Preferred Stock was automatically converted into a warrant exercisable for shares of our common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrant met the criteria for equity classification upon its conversion to a warrant for the purchase of common stock. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of September 27, 2014, we had no outstanding warrant liability. Refer to Note 7 - Stockholders’ Equity (Deficit) for a discussion of the methodology used and changes in the fair value of our preferred stock warrants.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 27, 2014 and December 28, 2013 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	September 27, 2014				December 28, 2013
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$58,824	$—	$—	$58,824	$15,085	$—	$—	$15,085
Total assets	$58,824	$—	$—	$58,824	$15,085	$—	$—	$15,085

Liabilities:
Contingent acquisition consideration	$—	$—	$18,192	$18,192	$—	$—	$10,630	$10,630
Preferred stock warrants	—	—	—	—	—	—	362	362
Total liabilities	$—	$—	$18,192	$18,192	$—	$—	$10,992	$10,992
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration and preferred stock warrants which represent recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

	September 27, 2014		December 28, 2013
	Contingent Acquisition Consideration	Preferred Stock Warrants	Contingent Acquisition Consideration	Preferred Stock Warrants
Beginning balance	$10,630	$362	$9,288	$247
Contingent consideration liability recorded in connection with Citrus Lane acquisition	15,245	—	—	—
Increase in fair value included in earnings	2,663	606	1,342	115
Reclassification to permanent equity	(4,878)	(968)	—	—
Contingent acquisition consideration payments	(5,468)	—	—	—
Ending balance	$18,192	$—	$10,630	$362
Non-Recurring Fair Value Measurements
We remeasure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. No remeasurement of such assets occurred at September 27, 2014 and December 28, 2013. Other financial instruments not measured or recorded at fair value in the accompanying unaudited condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
3. Business Acquisitions
Citrus Lane
On July 17, 2014, we acquired Citrus Lane, a social e-commerce service selling curated products designed for families for a total consideration of $22.9 million in cash and 0.4 million shares of common stock (valued at $3.8 million). In addition, up to $16.4 million in cash (valued at $15.2 million) and up to an additional 0.1 million shares of common stock (valued at $1.1 million) will be payable in the event Citrus Lane achieves certain milestones in 2015 and 2016.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

As part of the transaction, we also exchanged both vested and unvested options to purchase Citrus Lane common stock for options to purchase Care.com common stock at an exchange ratio implied by the value of the merger consideration received by the holders of outstanding Citrus Lane shares (valued at $1.0 million). In connection with this acquisition, we incurred approximately $1.8 million in direct acquisition costs which were expensed as incurred and are included in general and administrative expense in our consolidated statements of operations. Of the initial consideration value, $5.0 million was placed in an escrow account to secure indemnification obligations contained in the purchase agreement.
We recorded our estimate of the fair value of this contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Citrus Lane during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the equity purchase agreement. There have been no changes in the probability of the earn-out payment through September 27, 2014. The cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone dates approach, the fair value of this liability will increase. This increase in fair value was recorded in general and administrative expenses in the accompanying consolidated statements of operations. The results of operations for Citrus Lane have been included in our consolidated financial statements since the date of acquisition. For the period from the date of acquisition to September 27, 2014, revenue and net loss for Citrus Lane totaled $2.5 million and $2.4 million, respectively.
Identifiable Intangible Assets
As part of the preliminary purchase price allocation, we determined that Citrus Lane's primary separately identifiable intangible assets proprietary software and trade name. We used a hybrid approach to value the proprietary software. This approach incorporates elements of the income and cost approaches, specifically the lost profits and replacement cost methods. We used a relief from royalty method to value the trade name. This method assumes that a willing buyer would pay a royalty for the use of an asset, rather than incurring the costs associated with internally developing an asset of identical utility. The fair value is calculated by taking the present value of avoided after-tax cash flows discounted back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset then discounted based on an appropriate discount rate. The 18.4% discount rate applied was benchmarked with reference to the implied rate of return from the transaction model, as well as an estimate of a market participant's weighted-average cost of capital based on the capital asset pricing model.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

Preliminary Allocation of Purchase Price
The acquisition has been accounted for as a business combination under FASB ASC Topic 805, Business Combinations (“ASC 805”). The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. As of September 27, 2014, we recognized $43.4 million of goodwill. A summary of the preliminary purchase price allocation for the acquisition of Citrus Lane is as follows (in thousands):

Total purchase consideration
Cash	$22,881
Fair value of common stock	3,844
Fair value of contingent acquisition consideration	16,344
Fair value of stock options exchanged	1,026

Total purchase price	$44,095

Allocation of the purchase consideration
Tangible assets	$2,760
Liabilities assumed	(4,089)
Identifiable intangible assets	3,500
Deferred tax liabilities	(1,449)
Goodwill	43,373

Total purchase price allocation	$44,095
The fair value of the stock options exchanged recorded as purchase price represents the fair value of the Citrus Lane options converted into options of our common stock attributable to pre-combination services pursuant to ASC 805, Business Combinations. The remainder of the fair value of these options of $2.3 million will be recognized as stock-based compensation expense over the remaining vesting period, which is approximately 2.6 years. We estimated fair value of the stock options using a binomial valuation model with the following weighted average assumptions: risk free rate of 1.8%, expected volatility of 49.4%, expected life of 5.4 years and dividend of 0.0%. The weighted average fair value of stock options granted is $9.34 per share.
The estimated fair values for specifically identifiable intangible assets acquired are as follows (in thousands):

		Weighted-average amortization period (in years)
Proprietary software	$3,100	7
Trade-names	400	8
Total purchase price	$3,500

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

The sellers are also entitled to additional contingent consideration (“Earn-Out”) based upon the performance of the business acquired during a two year period spanning from July 17, 2014 through July 17, 2016. This consideration is based on the ability to introduce new product offerings or product options to Citrus Lane customers. In the event the Earn-Out targets are achieved, we will make payments of $8.2 million in each of the periods ended September 26, 2015, and September 24, 2016, respectively. The estimated fair value of the contingent consideration was determined to be $15.2 million at the acquisition date and was initially recorded in current and non-current contingent acquisition consideration on the Consolidated Balance Sheet. There is also a component of the contingent consideration payable in common stock, which is based on in a fixed number of shares on the each of the period ended September 26, 2015 and September 24, 2016, and has been recorded as permanent equity in purchase accounting using the acquisition date stock price part of our purchase accounting. We determined the future estimated fair value for the contingent consideration by applying a present value calculation of probable earn-out payments using an appropriate discount rate for us. We recorded charges of $0.2 million due to the accretion of changes in the valuation of contingent consideration, reported in general and administrative expenses. In addition, certain former employees of Citrus Lane may receive two annual contingent payments (subject to adjustment) not to exceed $1.4 million (the “Employee Bonus Pool”). A portion of the Employee Bonus Pool, $0.3 million, is based on the achievement of the Earn-Out targets noted earlier as well as the individual remaining employed by Care.com. The remaining $1.1 million, is based solely on the individual remaining employed by Care.com. Each is payable after the first and second anniversaries, from the date of acquisition, provided the individuals remain employed by Care.com. In case of separation, the total Employee Bonus Pool is reallocated to the remaining individuals. Since these payments are contingent on future employment, they are being recognized as compensation expense ratably over the required service periods. We recorded compensation expense of $0.2 million in the three and nine months ended September 27, 2014.
The excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Citrus Lane acquisition. None of the goodwill is expected to be deductible for income tax purposes.
Pro forma Information
The following pro forma financial information presents the combined results of operations of Care.com and Citrus Lane as if the acquisition had occurred on January 1, 2013, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Citrus Lane acquisition, factually supportable, and expected to have a continuing impact on us. The pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2013.

	Pro Forma
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
(in thousands)
Revenue	$37,069	$23,437	$88,176	$62,536
Net loss	$(17,682)	$(13,753)	$(43,101)	$(29,829)
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
As a result of this transaction, on March 4, 2014 all former employees of Consmr became employees of Care.com. Pro forma information related to Consmr is not presented as the impact of the acquisition on our consolidated results of operations is not significant.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

4. Supplemental Balance Sheet Information
The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	September 27, 2014	December 28, 2013
Computer equipment	$1,769	$1,444
Furniture and fixtures	1,365	1,154
Software	456	199
Leasehold improvements	343	183
Total	3,933	2,980
Less accumulated depreciation	(2,087)	(1,427)
Property and equipment, net	$1,846	$1,553
Depreciation expense for the three months ended September 27, 2014 and September 28, 2013 was $0.2 million and $0.2 million, respectively, and for the nine months ended September 27, 2014 and September 28, 2013 $0.6 million and $0.5 million, respectively.
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	September 27, 2014	December 28, 2013
Payroll and compensation	$1,875	$3,134
Tax-related expense	1,102	372
Marketing expenses	10,303	1,028
Other accrued expenses	3,564	2,489
Total accrued expenses and other current liabilities	$16,844	$7,023
5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 28, 2013	$62,686
Citrus Lane acquisition	43,373
Consmr acquisition	488
Effect of currency translation	(1,675)
Balance as of September 27, 2014	$104,872

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)
September 27, 2014
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,908	(3,071)	1,837	3.3
Proprietary software	8,123	(3,359)	4,764	5.3
Website	50	(30)	20	1.8
Training materials	30	(17)	13	1.3
Non-compete agreements	141	(87)	54	2.1
Leasehold interests	170	(55)	115	4.6
Caregiver relationships	324	(234)	90	0.9
Customer relationships	8,890	(4,467)	4,423	3.0
Total	$22,878	$(11,320)	$11,558

December 28, 2013:
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,561	(2,096)	2,465	2.5
Proprietary software	5,184	(2,952)	2,232	3.5
Website	50	(19)	31	2.3
Training materials	30	(10)	20	2.0
Non-compete agreements	148	(61)	87	2.6
Leasehold interests	170	(36)	134	5.4
Caregiver relationships	346	(164)	182	1.6
Customer relationships	8,953	(2,928)	6,025	3.5
Total	$19,684	$(8,266)	$11,418
Amortization expense was $3.3 million and $4.6 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. Of these amounts $2.6 million and $2.6 million was classified as a component of depreciation and amortization, and $0.7 million and $2.0 million was classified as a component of cost of revenue in the unaudited condensed consolidated statements of operations for the periods ended September 27, 2014 and September 28, 2013, respectively.
As of September 27, 2014, the estimated future amortization expense related to current intangible assets for future fiscal years was as follows (in thousands):

2014 (remaining)	$1,179
2015	4,141
2016	2,480
2017	1,051
2018	706
Thereafter	1,759
Total	$11,316

6. Commitments and Contingencies
Facility Lease
In July 2014, we entered into a lease agreement pursuant to which we agreed to lease office space to be used for our new headquarters (the “Prime Lease”). The Prime Lease is initially for 36,174 square feet of office space, comprising of the entire sixth floor of the building located at 77 CityPoint, 77 4th Avenue, Waltham, Massachusetts, or the Building. The leased premises under the Prime Lease will increase by an additional 36,395 square feet, comprising of the entire fourth floor of the Building, on March 1, 2019 and by an additional 36,174 square feet, comprising of the entire fifth floor of the Building, on April 1, 2019. The term of the Prime Lease commences on August 4, 2014 and expires 120 months from the date base rent payments first become due, which date is the earlier of January 1, 2015 and the date we commence operations in the space. We recorded deferred rent on the consolidated balance sheet. We recognize rent expense on a straight-line basis over the expected lease term. The total cash obligation for the base rent over the term of the Prime Lease will be $34.5 million.
Also in July 2014, we entered into two sublease agreements pursuant to which we agreed to lease the entire fourth and fifth floors of the Building. The term of the fourth floor sublease commences on the earlier of January 1, 2015 and the date we commence operations in the space and expires on February 15, 2019, after which the space will be leased by us pursuant to the Prime Lease. The total cash obligation for the base rent over the term of this sublease will be $4.3 million. The term of the fifth floor sublease commence on January 1, 2015 and expires on March 30, 2019, after which the space will be leased by us pursuant to the Prime Lease. The lease commencement date for accounting purposes was determined to be August 4, 2014, which represents the date we received access to the fourth and fifth floors. The total cash obligation for the base rent over the term of this sublease will be $4.1 million. We have the right to extend the term of the lease agreement for one 10-year period.
At September 27, 2014, minimum future lease commitments under all non-cancelable operating leases (including rent escalation clauses) are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$48.1	$3.8	$8.7	$9.5	$26.1
We received $2.3 million as tenant improvements allowance under the terms of our new operating lease, which we recorded as deferred rent and amortized on a straight-line basis over the term of the lease as an offset to rent expense.
In addition to the base rent, we will also be required to pay our pro rata share of any building operating expenses and real estate taxes in excess of the amounts allocable to the leased space as of the applicable base years referenced in the Prime Lease and subleases. In connection with the Prime Leases, we paid $2.8 million in security deposits recorded other non-current assets on our consolidated balance sheet as of September 24, 2014.
In connection with the execution of the Prime Lease, we entered into an amendment to our lease agreement for our current headquarters pursuant to which that agreement will terminate without penalty on the earlier of (i) ten days after the date the we commence operations under the Prime Lease and (ii) December 31, 2014.
We recognized total rent expense related to the current and new headquarters of approximately $0.8 million and $1.6 million for the three and nine months ended September 27, 2014, as compared to $0.4 million and $1.2 million for the three and nine months ended September 28, 2013.

Capital Expenditure and Other Commitments:
As of September 27, 2014, we had capital expenditure commitments totaling $4.2 million in connection with the relocation of our headquarters.
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
Common Stock
As of September 27, 2014, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

September 27, 2014
Contingent consideration payable in common stock	297
Options issued and outstanding	4,691
Options available for grant under stock option plans	2,755
Total	7,743
Preferred Stock Warrants
In connection with a debt financing in 2007, we issued Lighthouse Capital Partners a warrant to purchase 40,697 shares of our Series A-1 convertible preferred stock at an exercise price of $1.72 per share, expiring October 2014, which were fully exercisable upon issuance. In conjunction with the closing of our IPO in January 2014, the warrant was automatically converted into a warrant exercisable for 40,697 shares of common stock at a purchase price of $1.72 per share, which resulted in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrant met the criteria for equity classification upon conversion to a warrant to purchase common stock. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the freestanding warrant for our preferred stock was recognized as a liability and recorded at fair value in all periods prior to its conversion into a warrant to purchase common stock. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. The warrant was exercised during the nine months ended September 27, 2014 using a net exercise method which resulted in the issuance of 38,142 shares of common stock. There were no proceeds received by us related to this transaction.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

Common Stock Warrants
In connection with a 2010 Loan and Security Agreement, we issued a warrant to purchase a maximum of 40,000 shares of our common stock at an exercise price of $1.65 per share. The warrant was exercised during the nine months ended September 27, 2014 using a net exercise method which resulted in the issuance of 37,591 shares of common stock. There were no proceeds received by us related to this transaction.
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
During 2010, we granted our Chief Executive Officer (“CEO”) a performance-based option to purchase 150,000 shares, which vests in tranches if defined corporate goals are achieved during fiscal years 2011 through 2014. We recorded a share-based compensation expense related to this award of $0.2 million during the nine months ended September 28, 2013. No stock based compensation expense related to this award was recorded in the nine months ended September 27, 2014, as it is currently not probable of vesting.
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
We assumed certain other plans in connection with the Citrus Lane acquisition and no shares are available for future grant under these plans.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

Stock-Based Compensation
A summary of stock option activity for the quarter ended September 27, 2014 was as follows (in thousands for shares and intrinsic value):

	Number of Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding as of December 28, 2013	3,439	7.98	$4.28	$27,148
Granted	1,466		11.78
Canceled and forfeited	(124)		10.11
Exercised	(90)		3.57
Outstanding as of September 27, 2014	4,691	7.73	6.48	15,348
Options vested and exercisable as of September 27, 2014	2,274	6.87	3.92	10,430
Options vested and expected to vest as of September 27, 2014 (1)	4,591	7.70	$6.40	$15,196
(1) Options expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the NYSE as of September 27, 2014 was $8.20. The total intrinsic value of options exercised was approximately $0.1 million and $1.3 million for the three and nine months ended September 27, 2014, respectively. The weighted-average grant-date fair value of options granted was $7.53 and $8.04 for the three and nine months ended September 27, 2014, respectively. The aggregate fair value of the options that vested during the three and nine months ended September 27, 2014 was $1.1 million, and $2.7 million respectively.
As of September 27, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was approximately $11.7 million, which is expected to be recognized over the next 2.6 years. As of September 27, 2014, we had 2,767,026, shares available for grant under the 2014 Plan.
The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

	Nine Months Ended
	September 27, 2014	September 28, 2013
Risk-free interest rate	1.54 - 2.63%	1.23 - 2.65%
Expected term (years)	6.25	6.25
Volatility	46.9 - 55.3%	44.6%
Expected dividend yield	—	—

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

The following table summarizes stock-based compensation in our accompanying unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of revenue	$58	$41	$152	$132
Selling and marketing	255	92	564	265
Research and development	222	76	426	195
General and administrative	2,212	269	3,687	604
Total stock-based compensation	$2,747	$478	$4,829	$1,196
Included in stock based compensation expense is approximately $1.4 million related to the acceleration of vesting of certain equity awards assumed as part of the Citrus Lane acquisition.
8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. In the period ended September 28, 2013, the holders of our Series A, A-1, B, C, D, D-1and E redeemable convertible preferred stock did not have contractual obligations to share in or fund our losses. Diluted net loss per share attributable to common shareholders is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and common stock issuable upon conversion of our redeemable convertible preferred stock and warrants to purchase our redeemable convertible preferred stock.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net Loss	$(14,453)	$(11,732)	$(39,872)	$(24,665)
Accretion of preferred stock	—	(14)	(4)	(42)
Net loss attributable to common stockholders	$(14,453)	$(11,746)	$(39,876)	$(24,707)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.46)	$(3.86)	$(1.42)	$(8.36)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	31,362	3,042	27,995	2,957
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Redeemable convertible preferred stock	—	21,299	—	21,299
Stock options	4,691	3,553	4,691	3,553
Preferred stock warrants	—	41	—	41
Common stock warrants	—	40	—	40

9. Income Taxes
We recorded an income tax benefit and expense of $1.2 million and $0.1 million for the three months ended September 27, 2014 and September 28, 2013, respectively. We recorded an income tax benefit and expense of $0.4 million and $0.6 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.
The tax benefit recorded in both the three and the nine months ended September 27, 2014, is primarily due to the income tax benefit related to the reversal of our valuation allowance against the Citrus Lane deferred tax liabilities recorded in purchase accounting, partially offset by the income tax expense related to the amortization of Breedlove goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
The tax provision recorded in both the three and the nine months ended September 28, 2013 is primarily related to the amortization of goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carryforwards, partially offset by foreign deferred tax benefits, related to the expected future realization of German deferred tax assets expected to offset future reversal of deferred tax liabilities of definite lived intangibles established in purchase accounting.
10. Segment and Geographical Information
We consider operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined that we have a single operating and reportable segment. No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
United States	$29,450	$19,940	$76,223	$54,086
International	2,604	1,741	6,938	4,890
Total revenue	$32,054	$21,681	$83,161	$58,976

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(As a percentage of revenue)		(As a percentage of revenue)
United States	92%	92%	92%	92%
International	8%	8%	8%	8%
Total revenue	100%	100%	100%	100%
Our long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
(unaudited)

11. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest income	$21	$8	$67	$39
Interest expense	(12)	(91)	(29)	(93)
Other expense, net	(653)	(118)	(3,361)	(264)
Total other expense, net	$(644)	$(201)	$(3,323)	$(318)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are the world’s largest online marketplace for finding and managing family care as well as the leading subscription-based social e-commerce service selling curated products designed for families. We have more than 13.3 million members, including 7.5 million families and 5.8 million caregivers, spanning 16 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
In addition to our core consumer matching solutions, we offer our members innovative products and services to facilitate their interaction with caregivers. We provide solutions intended to improve both the ease and reliability of the care relationship in the home. One product area we are particularly focused on is consumer payments. Through our consumer payments solutions, families can not only electronically pay a caregiver, they can also subscribe for tax preparation services through Care.com HomePay. This offering deepens our relationship with our members and could enhance the lifetime value associated with each member.
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
In July 2014, we completed our Citrus Lane acquisition, adding social e-commerce capabilities to our platform, including the sales of curated products designed for families. Citrus Lane generates revenue through the sale of subscriptions and other e-commerce products to customers in the United States.
We have experienced rapid growth in revenue and members. Our members increased to 13.3 million as of September 27, 2014 from 9.2 million as of September 28, 2013, representing a 45% annual growth rate. Our revenue has increased to $83.2 million for the nine months ended September 27, 2014 from $59.0 million for the nine months ended September 28, 2013, representing a 41% annual growth rate, primarily driven by our consumer matching solutions, consumer payment solutions, and to a lesser extent to our Citrus Lane acquisition. We experienced net losses of $39.9 million and $24.7 million in the nine months ended September 27, 2014 and September 28, 2013, respectively, representing an increase as a percentage of revenue of 6%.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except revenue per paying family and revenue per paying caregiver):

	As of
	September 27, 2014	September 28, 2013
Total members	13,280	9,178
Total families	7,454	4,932
Total caregivers	5,826	4,246

Total Members. We define total members as the number of paying and non-paying families, including those who have registered through employer programs, and caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our HomePay and social e-commerce services. Our total members increased 45% for the nine months ended September 27, 2014 compared to the same period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps, including those who have registered through employer programs, since the launch of our marketplace in 2007, as well as subscribers of our HomePay and social e-commerce services. Our total families increased 51% for the nine months ended September 27, 2014 compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 37% for the nine months ended September 27, 2014 compared to the corresponding period in the prior fiscal year.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Reconciliation of adjusted EBITDA:
Net loss	$(14,453)	$(11,732)	$(39,872)	$(24,665)
Federal, state and franchise taxes	(1,129)	74	(157)	642
Other expense, net	644	201	3,323	318
Depreciation and amortization	1,394	1,801	3,914	5,167
Stock-based compensation	2,747	478	4,829	1,196
Accretion of contingent consideration	257	148	404	423
Non-cash rent expense	398	—	398	—
Merger and acquisition related costs	1,457	—	2,109	—
IPO related costs	—	838	164	838
Adjusted EBITDA	$(8,685)	$(8,192)	$(24,888)	$(16,081)

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
• Revenue recognition;
• Business combinations;
• Software development costs;
• Goodwill;
• Amortization of intangible assets;
• Income taxes; and
• Stock-based compensation.
With the exception of updates to our revenue recognition policy, discussed in Note 1 to our financial statements, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on March 6, 2014.
Recently Issued and Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-15, "Presentation of Financial Statements - Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us in our fiscal year 2018. Early application is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on its ongoing financial reporting.
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

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (a consensus of the FASB Emerging Issues Task Force)." ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except in certain situations. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.
Financial Operations Overview
Revenue
We generate revenue primarily through (a) subscription fees to our suite of products and services, which enable families to manage their diverse and evolving care needs and caregivers to describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace; (b) annual contracts with corporate employers - providing access to our suite of products and services as an employee benefit and through contractual obligations with businesses to recruit employees and advertise their business profiles; and (c) sales of merchandise through the sale of subscriptions and other e-commerce products to customers in the United States. Substantially all of our revenue earned is recognized on a ratable basis over the period the service is provided, with the exception of merchandise sales, which are recognized when products are delivered to the end customer.
Consumer Matching Solutions. Our consumer matching solutions provide families access to job postings, search features, caregiver profiles and content. Access to this platform is free of charge for basic members. Paying family members pay a monthly, quarterly or annual subscription fee to connect directly with caregivers and to utilize enhanced tools such as background checks. Paying caregiver members pay a subscription fee for priority notification of jobs, messaging services and to perform limited third-party background checks on themselves. Subscription payments are received from all paying members at the time of sign-up and are recognized on a daily basis over the subscription term as the services are delivered once the revenue recognition criteria are met (see ‘‘Critical Accounting Policies and Estimates’’ for a description of the revenue recognition criteria).
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
Sales of Merchandise. Sales of merchandise revenue relates to the revenue we generate through the sales of curated products designed for families. The majority of sales are through the sale of subscription discovery boxes, whereby customers prepay to receive monthly shipments of a box containing children’s merchandise. The subscriptions offered to our customers are for one, three, six or twelve month terms. The contents of the boxes are changed each month and include four to five different products such as toys, books, snacks and household products. Sales of merchandise are considered to qualify for the proportional performance model, whereby revenue is recognized on a pro rata basis as the boxes are shipped over the term of the subscription. We also offer individual products on an a-la-carte basis through an “add-to-box” and e-commerce shop offerings. “Add-to-box” sales are extra items that customers can add to be shipped with their subscription box, purchased separately from the subscription sales.
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

Cost of Revenue and Operating Expenses
Cost of Revenue. Our cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments and the cost of background checks run on both families and caregivers. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions and website intangible assets. In addition, we have product fulfillment costs, largely consisting of product and costs associated with our third party fulfillment providers. We currently expect cost of revenue to increase on an absolute basis in the near term as we continue to expand our related customer base.
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
(Benefit From) Provision for Income Taxes. (Benefit from) provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Results of Operations
The following table sets forth our unaudited condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Revenue	$32,054	$21,681	$83,161	$58,976
Cost of revenue	9,132	5,158	20,616	13,992
Operating expenses:
Selling and marketing	22,900	18,590	61,371	43,852
Research and development	4,417	2,862	12,559	8,419
General and administrative	9,479	5,450	22,299	13,307
Depreciation and amortization	1,113	1,090	3,249	3,166
Total operating expenses	37,909	27,992	99,478	68,744
Operating loss	(14,987)	(11,469)	(36,933)	(23,760)
Other expense, net	(644)	(201)	(3,323)	(318)
Loss before income taxes	(15,631)	(11,670)	(40,256)	(24,078)
(Benefit from) provision for income taxes	(1,178)	62	(384)	587
Net loss	(14,453)	(11,732)	(39,872)	(24,665)
Accretion of preferred stock	—	(14)	(4)	(42)
Net loss attributable to common stockholders	$(14,453)	$(11,746)	$(39,876)	$(24,707)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.46)	$(3.86)	$(1.42)	$(8.36)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	31,362	3,042	27,995	2,957
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of revenue	$58	$41	$152	$132
Selling and marketing	255	92	564	265
Research and development	222	76	426	195
General and administrative	2,212	269	3,687	604
Total stock-based compensation	$2,747	$478	$4,829	$1,196

The following tables set forth our unaudited condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue	100%	100%	100%	100%
Cost of revenue	28	24	25	24
Operating expenses:
Selling and marketing	71	86	74	74
Research and development	14	13	15	14
General and administrative	30	25	27	23
Depreciation and amortization	3	5	4	5
Total operating expenses	118	129	120	116
Operating loss	(47)	(53)	(44)	(40)
Other expense, net	(2)	(1)	(4)	(1)
Loss before income taxes	(49)	(54)	(48)	(41)
(Benefit from) provision for income taxes	(4)	—	—	1
Net loss	(45)%	(54)%	(48)%	(42)%
Three Months Ended September 27, 2014 and September 28, 2013
Revenue

	Three Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Revenue	$32,054	$21,681	$10,373	48%
The increase in revenue was primarily attributed to a $5.7 million increase in our consumer matching business, principally related to a higher number of paying families and a longer average length of paying subscriptions. Additionally, the acquisition of Citrus Lane completed during the third quarter of 2014 contributed $2.5 million to the increase. Furthermore, there was an increase in consumer payment solutions revenue of $0.9 million.
Cost of Revenue

	Three Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Cost of revenue	$9,132	$5,158	$3,974	77%
Percentage of revenue	28%	24%
The increase in cost of revenue was primarily related to product fulfillment costs of $2.7 million associated with Citrus Lane subscriptions. Additionally, we experienced higher compensation and related expenses of $0.5 million due to expanded headcount to meet the demand associated with our larger network of members and expanded product offerings. We also incurred higher costs related to increased expenditures for background checks, hosting costs and credit card processing fees of $0.3 million, $0.2 million and $0.3 million, respectively, partially offset by lower costs related to the amortization of international intangibles with useful lives ending during the three months ended September 28, 2013.

Selling and Marketing

	Three Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Selling and marketing	$22,900	18,590	$4,310	23%
Percentage of revenue	71%	86%
The increase in selling and marketing expense principally related to increased spending on customer acquisition marketing of $2.0 million on our consumer matching and payments businesses. Additionally, there was an increase of $1.4 million in compensation and related expenses. Furthermore, there was a $0.8 million increase in spending on marketing related costs, primarily related to caregiver acquisition and spending on the Citrus Lane business.
Research and Development

	Three Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Research and development	$4,417	$2,862	$1,555	54%
Percentage of revenue	14%	13%
The increase in research and development expense was primarily related to higher compensation and related expenses of $1.2 million, largely due to an increase in headcount. Additionally, there was increased spending related to third-party resources of $0.2 million. The increase in both headcount and third-party resources was the result of our focus on developing new features and products, including work on our mobile applications and our international platform, to encourage member growth and engagement.
General and Administrative

	Three Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
General and administrative	$9,479	$5,450	$4,029	74%
Percentage of revenue	30%	25%
The increase in general and administrative expense was primarily related to higher compensation related expenses of $1.9 million, increased spending on third-party resources of $0.9 million and to a lesser extent increased spending on both legal and recruiting fees of $0.2 million and $0.1 million, respectively.

Depreciation and Amortization

	Three Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Depreciation and amortization	$1,113	$1,090	$23	2%
Percentage of revenue	3%	5%
Depreciation and amortization expense was relatively consistent over the applicable measurement periods. Over the next five years, we expect to incur total amortization expense associated with previous acquisitions of $6.5 million.
Other Expense, net

	Three Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Other expense, net	$(644)	$(201)	$(443)	220%
Percentage of revenue	(2)%	(1)%
The increase in other expense, net was primarily driven by the unfavorable movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the Euro.
(Benefit From) Provision for Income Taxes

	Three Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(1,178)	$62	$(1,240)	(2,000)%
Percentage of revenue	(4)%	—%
The increase in (benefit from) provision for income taxes was primarily driven by the reversal of our valuation allowance against the Citrus Lane deferred tax liabilities recorded in purchase accounting partially offset by income tax expense related to the amortization of Breedlove goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards. We recorded a tax benefit of $1.2 million for the three months ended September 27, 2014 and a tax provision of $0.1 million for the three months ended September 28, 2013. Our effective tax rate for the three months ended September 27, 2014 was a benefit of 7.5% on a pre-tax loss, compared to a provision of 0.5% on a pre-tax loss for the three months ended September 28, 2013.
Nine Months Ended September 27, 2014 and September 28, 2013
Revenue

	Nine Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Revenue	$83,161	$58,976	$24,185	41%
The increase in revenue was primarily attributed to a $17.8 million increase in the consumer matching business, principally related to a higher number of paying families and a longer average length of paying subscriptions. Additionally, the acquisition of Citrus Lane completed during the third quarter of 2014 contributing $2.5 million, an increase in consumer payment solutions revenue of $2.9 million, as well as overall growth as a result of the synergies of prior year acquisitions.

Cost of Revenue

	Nine Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Cost of revenue	$20,616	$13,992	$6,624	47%
Percentage of revenue	25%	24%
The increase in cost of revenue was primarily related to product fulfillment costs of $2.7 million associated with Citrus Lane subscriptions. Additionally, we experienced higher compensation and related expenses of $1.8 million due to expanded headcount to meet the demand associated with our larger network of members and expanded product offerings. Additionally, we incurred higher costs related to increased expenditures for credit card processing fees, background check screenings and hosting costs of $0.8 million, $0.7 million and $0.6 million, respectively, partially offset by lower costs related to the amortization of certain acquired intangible assets of $1.3 million.
Selling and Marketing

	Nine Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Selling and marketing	$61,371	$43,852	$17,519	40%
Percentage of revenue	74%	74%
The increase in selling and marketing expense was primarily attributed to increased spending on customer acquisition marketing of $13.2 million on our consumer matching and payments businesses. Additionally, there was an increase of $2.3 million in compensation and related expenses. The increase as a percentage of revenue was primarily related to the planned front loading of direct marketing spend to align with the seasonal peaks of our business.
Research and Development

	Nine Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Research and development	$12,559	$8,419	$4,140	49%
Percentage of revenue	15%	14%
The increase in research and development expense was primarily related to higher compensation and related expenses of $2.8 million, largely due to an increase in headcount. Additionally, there was increased spending related to third-party resources of $1.1 million. The increase in both headcount and third-party resources was the result of our focus on developing new features and products, including work on our mobile applications and our international platform, to encourage member growth and engagement.
General and Administrative

	Nine Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
General and administrative	$22,299	$13,307	$8,992	68%
Percentage of revenue	27%	23%
The increase in general and administrative expense was primarily related to higher compensation related expenses of $4.0 million, as well as increased spending on third-party resources and recruiting of $1.7 million and $1.0 million, respectively. Furthermore, we incurred increased spending on legal fees of $0.6 million. These were partially offset by lower amortization costs of intangible assets with end useful lives ending in the September 28, 2013 period.

Depreciation and Amortization

	Nine Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Depreciation and amortization	$3,249	$3,166	$83	3%
Percentage of revenue	4%	5%
Depreciation and amortization expense was relatively consistent over the applicable measurement periods. Over the next five years, we expect to incur total amortization expense associated with previous acquisitions of $6.5 million.
Other Expense, net

	Nine Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
Other expense, net	$(3,323)	$(318)	$(3,005)	945%
Percentage of revenue	(4)%	(1)%
The increase in other expense, net was primarily driven by the unfavorable movement of foreign exchange rates.
(Benefit from) Provision for Income Taxes

	Nine Months Ended		Period-to-Period Change
	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(384)	$587	$(971)	(165)%
Percentage of revenue	—%	1%
The increase in the (benefit from) provision for income taxes was primarily driven by the reversal of our valuation allowance against the Citrus Lane deferred tax liabilities recorded in purchase accounting. We recorded an income tax benefit and expense of $0.4 million and $0.6 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. The tax benefit recorded is primarily due to the reversal of our valuation allowance against the Citrus Lane deferred tax liabilities recorded in purchase accounting, partially offset by the income tax expense related to the amortization of Breedlove goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards. Our effective tax rate for the nine months ended September 27, 2014 was a benefit of 1.0% on a pre-tax loss, compared to a provision of 2.4% on a pre-tax loss for the nine months ended September 28, 2013.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flow (used in) provided by:
Operating activities	$(13,600)	$(5,374)
Investing activities	(27,140)	(1,467)
Financing activities	93,481	220
Effect of exchange rates on cash balances	383	(152)
Increase (decrease) in cash and cash equivalents	$53,124	$(6,773)
As of September 27, 2014, we had cash and cash equivalents of $83.1 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of September 27, 2014 was $1.9 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014, and to a lesser extent from the exercise of employee stock options. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Nine Months Ended September 27, 2014
Cash from operating activities used $13.6 million during the first nine months of 2014. This amount resulted from a net loss of $39.9 million, adjusted for non-cash items of $11.5 million, and a net $14.8 million source of cash due to increases in operating liabilities, partially offset by increases in operating assets.
Non-cash expenses within net loss consisted primarily of $3.9 million for depreciation and amortization, $2.3 million change in contingent consideration payable in preferred stock, $4.8 million of stock-based compensation expense, $0.6 million increase in the fair value of stock warrants and $0.5 million increase in deferred taxes.
An increase in operating liabilities and an increase in operating assets contributed $14.8 million to net cash used in operating activities. The cash generated from this change consisted of an increase in accrued expenses and other current liabilities of $9.3 million, an increase in deferred revenue of $3.7 million, an increase in accounts payable of $3.5 million, partially offset by an increase in unbilled accounts receivable of $1.0 million, an increase in accounts receivable of $1.0 million, an increase in restricted cash of $0.4 million, an increase in prepaid expenses and other assets of $0.2 million and an increase of $0.2 million in inventories.
Nine Months Ended September 28, 2013
Cash from operating activities used $5.4 million during the first nine months of 2013. This amount resulted from a net loss of $24.7 million, adjusted for non-cash items of $7.6 million, and a net $11.7 million source of cash due to increases in operating assets, partially offset by increases in operating liabilities.
Non-cash expenses within net loss consisted primarily of $5.2 million for depreciation and amortization expense, $1.2 million of stock-based compensation expense and $0.7 million of deferred income tax expense.
An increase in operating liabilities and an increase in operating assets contributed $11.7 million to net cash used in operating activities. The cash generated from this change consisted of an increase in accounts payable of $2.8 million, an increase in accrued expenses and other current liabilities of $7.5 million, and an increase in deferred revenue of $3.2 million, partially offset by an increase in accounts receivables of $0.4 million and an increase in unbilled receivables of $0.6 million.

Investing Activities
Nine Months Ended September 27, 2014
During the first nine months of 2014, we used $27.1 million of cash for investing activities, primarily related to $23.4 million used for the acquisitions of Citrus Lane and Consmr. We paid $2.8 million for a security deposit on the new corporate headquarters as discussed in our “Contractual Obligations” below. We also paid $0.2 million on leasehold improvements for the new corporate headquarters. The remaining $0.7 million out flow related to other property, plant and equipment purchased for the nine months ended September 27, 2014. We are not currently a party to any material purchase contracts related to future purchases of property, plant and equipment.
Nine Months Ended September 28, 2013
During the first nine months of 2013, we used $1.5 million of cash for investing activities. The cash used consisted of$1.1 million, principally related to furniture and fixtures expenditure and 0.4 million used in the acquisition of the assets of the Big Tent public groups platform.
Financing Activities
Nine Months Ended September 27, 2014
During the first nine months of 2014, we generated $93.5 million of cash related to financing activities. $96.0 million was generated as net proceeds from the issuance of common stock upon the closing of our initial public offering and $0.3 million was generated from the exercise of employee stock options, partially offset by $2.8 million used for payments of contingent consideration previously established in purchase accounting.
Nine Months Ended September 28, 2013
During the first nine months of 2013, we received $0.2 million of cash related to financing activities generated from the exercise of employee stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the periods presented.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and commitments to make potential future milestone payments as part of the Breedlove, PIAP and Citrus Lane acquisitions. The following table describes our contractual obligations as of September 27, 2014 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$48.1	$3.8	$8.7	$9.5	$26.1
Contingent obligations	19.2	11.0	8.2	—	—
Total contractual obligations	$67.3	$14.8	$16.9	$9.5	$26.1
In July 2014, we entered into a lease agreement pursuant to which we agreed to lease office space to be used for our new headquarters (the “Prime Lease”). The Prime Lease is initially for 36,174 square feet of office space, comprising of the entire sixth floor of the building located at 77 CityPoint, 77 4th Avenue, Waltham, Massachusetts, or the Building. The leased premises under the Prime Lease will increase by an additional 36,395 square feet, comprising of the entire fourth floor of the Building, on March 1, 2019 and by an additional 36,174 square feet, comprising of the entire fifth floor of the Building, on April 1, 2019. The term of the Prime Lease commences on August 4, 2014 and expires 120 months from the date base rent payments first become due, which date is the earlier of January 1, 2015 and the date we commence operations in the space. The total cash obligation for the base rent over the term of the Prime Lease will be $34.5 million.

Also in July 2014, we entered into two sublease agreements pursuant to which we agreed to lease the entire fourth and fifth floors of the Building. The term of the fourth floor sublease commences on the earlier of January 1, 2015 and the date we commence operations in the space and expires on February 15, 2019, after which the space will be leased by us pursuant to the Prime Lease. The total cash obligation for the base rent over the term of this sublease will be $4.3 million. The term of the fifth floor sublease commence on January 1, 2015 and expires on March 30, 2019, after which the space will be leased by us pursuant to the Prime Lease. The total cash obligation for the base rent over the term of this sublease will be $4.1 million. We have the right to extend the term of the lease agreement for one ten-year period.
In addition to the base rent, we will also be required to pay our pro rata share of any building operating expenses and real estate taxes in excess of the amounts allocable to the leased space as of the applicable base years referenced in the Prime Lease and subleases.
In connection with the execution of the Prime Lease, we entered into an amendment to our lease agreement for our current headquarters pursuant to which that agreement will terminate without penalty on the earlier of (i) ten days after the date the we commence operations under the Prime Lease and (ii) December 31, 2014.
We expect to incur approximately $4.2 million in capital expenditures related to the relocation of our headquarters to this leased space.
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
Subject to certain conditions set forth in the JOBS Act, if as an ‘‘emerging growth company’’ we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an ‘‘emerging growth company,’’ whichever is earlier.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 27, 2014 would not have a material impact on our revenue, operating results or cash flows in the coming year.

At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of September 27, 2014 or September 28, 2013. Under our current investment policy, we invest our excess cash in money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 27, 2014 would not have a material impact on our revenue, operating results or cash flows.
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
On July 17, 2014, we issued 372,126 shares of our common stock to one individual as partial consideration for our acquisition of all the equity interests of Citrus Lane. The aggregate value of such shares of common stock was approximately $3.8 million based on the average closing sales price for the 5 consecutive trading days ending on the date immediately before the acquisition’s closing date. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, as the basis for exemption from registration for this issuance. The shares were issued in privately negotiated transactions and not pursuant to a public solicitation.
On February 3, 2014, we issued to Lighthouse Capital Partners VI, L.P. (“Lighthouse”) 38,142 shares of our common stock pursuant to the cashless exercise feature of a warrant we had granted to Lighthouse on October 5, 2007 (the “2007 Warrant”). 40,697 shares of common stock subject to the 2007 Warrant were canceled as payment for the aggregate exercise price of the shares of common stock issued upon the cashless exercise of the 2007 Warrant. We received no cash proceeds from the issuance of these shares. Also on February 3, 2014, we issued to Lighthouse 37,591 shares of our common stock pursuant to the cashless exercise feature of a warrant we had granted to Lighthouse on July 27, 2010 (the “2010 Warrant”). 40,000 shares of common stock subject to the 2010 Warrant were canceled as payment for the aggregate exercise price of the shares of common stock issued upon the cashless exercise of the 2010 Warrant. We received no cash proceeds from the issuance of these shares.
The 2007 Warrant and the 2010 Warrant were granted, and the shares of our common stock were issued upon exercise of these warrants, in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in such issuances, and no commissions were paid in connection with such issuances.

b)	Use of Proceeds from Public Offering of Common Stock
On January 29, 2014, we closed our IPO, in which we sold 6,152,500 shares of common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was approximately $104.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192791), which was declared effective by the SEC on January 23, 2014. The offering commenced as of January 23, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC acted as the underwriters. We raised approximately $95.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $7.3 million and other offering expenses of approximately $2.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. The proceeds from the IPO have been used for working capital, sales and marketing activities, acquisitions, as well as other general corporate purposes.
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

CARE.COM, INC.

Dated: November 7, 2014	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2014	By: /s/ JOHN LEAHY
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