Form 10-K
period 2014-12-27
Care.com Inc
filed 2015-03-27
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number: 000-24821

Care.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-578-5879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
77 Fourth Avenue, Fifth Floor Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)
(781) 642-5900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of exchange on which registered
Common Stock, par value $0.001		The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]  No [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]  No [x]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]    No  [ ]
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x ]    No  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[x]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of March 20, 2015, there were 31,750,837 shares of the registrant's common stock, $0.001 par value, outstanding.

Portions of the Registrant’s proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part II herein. Such proxy statement will be filed with the Securities and Exchange Commission 120 days after the end of the Registrant’s fiscal year ended December 27, 2014.

CARE.COM, INC.
FORM 10-K

PART I
ITEM 1.    BUSINESS
This summary highlights information contained elsewhere in this Annual Report on Form 10-K and does not contain all of the information you should consider in making your investment decision. Before deciding to invest in shares of our common stock, you should read this summary together with the more detailed information, including our consolidated financial statements and the related notes, included in Item 8 of this Annual Report on Form 10-K. You should carefully consider, among other things, the matters discussed in "Risk Factors," our consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in each case included in Item 1A of this Annual Report on Form 10-K.
Our Mission
Our mission is to improve the lives of families and caregivers by helping them connect in a reliable and easy way. Our solutions help families make informed decisions in one of the most important and highly considered aspects of their family life-finding and managing quality care for their family: their children, parents, pets and other loved ones. In providing families a comprehensive marketplace for care, we are building the largest destination for quality caregivers to find fulfilling employment and career opportunities globally. We strive to help our family and caregiver members pursue their passions and fulfill the basic human need of caring for each other.
Our Company
We are the world’s largest online marketplace for finding and managing family care as well as a leading subscription-based social e-commerce service selling curated products designed for families. As of the date of the filing of this Annual Report on Form 10-K, we had more than 14.1 million members, including 7.9 million families and 6.2 million caregivers, spanning 16 countries. In Fiscal 2014, we had an average of over 6.4 million unique visitors to our platform each month, including approximately 3.8 million visitors per month from mobile devices. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities. In Fiscal 2014, 59% of all job postings were for part-time care services, with the remaining 41% seeking full-time care. Examples of the various types of care services families find in our marketplace, depending on their diverse and evolving needs, include:
•An experienced nanny to care for a new-born child and help with laundry;
•A daycare professional seeking to earn additional income by babysitting on occasional ‘‘date nights’’;

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
Our platform provides families with robust solutions. Our consumer matching solutions allow families to search for, qualify, vet, connect with and ultimately select caregivers in a low-cost, reliable and easy way. Our platform also provides caregivers with solutions to create personal profiles, describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace.
In addition to our consumer matching solutions, we offer our members innovative products and services to facilitate their interaction with caregivers. We provide solutions intended to improve both the ease and reliability of the care relationship in the home. One product area we are particularly focused on is consumer payments. Through our consumer payments solutions, families can not only electronically pay a caregiver, they can also subscribe for tax preparation services through Care.com HomePay. This offering deepens our relationship with our members and could enhance the lifetime value associated with each member.
Our primary target market is women, who typically take the responsibility of making care decisions for their family-either as mothers or adult daughters-and are a majority of our caregivers. Women represent 95% of our caregivers and 85% of our care-seeking members. As a result of the shared characteristics of both sides of our marketplace, we are able to leverage our marketing investments targeted at families to also attract caregivers.

Our marketplace extends beyond families and caregivers. We serve employers by providing access to our platform, including online matching, backup care services, care planning services, and Care.com HomePay, to over 655,000 employer-sponsored families. In addition, we serve care-related businesses-such as day care centers, nanny agencies and home care agencies-who wish to market their services to our care-seeking families and recruit our caregiver members. These businesses improve our member experience by providing additional caregiving choices for families and employment opportunities for caregivers.
We have recently expanded our member offerings by adding social e-commerce capabilities through the integration of Citrus Lane on our platform. Citrus Lane provides curated selections of products designed for families. Citrus Lane generates revenue through the sale of subscriptions and other third-party products to customers in the United States.
We have experienced rapid growth in revenue and members. Our members increased to 14.1 million as of December 27, 2014 from 9.7 million as of December 28, 2013, representing a 46% annual growth rate. Our revenue has increased to $116.7 million in fiscal 2014 from $81.5 million in fiscal 2013, representing a 43% annual growth rate, primarily driven by our consumer matching solutions, consumer payment solutions and, to a lesser extent, our Citrus Lane acquisition. We experienced net losses of $80.3 million and $28.4 million in Fiscal 2014 and Fiscal 2013, respectively. Adjusted EBITDA, a non-GAAP financial measure that we define as net loss, plus: federal, state and franchise taxes, other expense, net, depreciation and amortization, stock-based compensation, accretion of contingent consideration, merger and acquisition related costs and other unusual or non-cash significant adjustments increased to a loss of $24.3 million from a loss of $17.2 million as of December 27, 2014 and December 28, 2013, respectively, representing 21% of revenue for each period. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Financial and Operational Data” for a reconciliation of net loss to Adjusted EBITDA, a discussion of management’s use of this non-GAAP measure and the limitations of its use.
Our Market Opportunity
The market for care is large and highly fragmented. According to IBIS research, in 2014, an aggregate of $280 billion was spent in the United States on care, including day care, in-home care providers, housekeepers, nursing care facilities, tutoring and pet care. We believe that our target market includes all households with income greater than $50,000 and 15% of households with income less than $50,000, in each case with either a child under the age of 18 or a senior over the age of 65. According to the U.S. Census Bureau, there were 42 million such households in the United States in 2013. The needs of families seeking care are diverse, taking many different forms depending on the circumstances and life stage of the family. These needs include childcare, such as nannies and babysitters, in-home senior care, such as assistance with personal hygiene, meal preparation and transportation, and other family care needs, such as pet care, tutoring and housekeeping.
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
Our Solutions
Our platform features a portfolio of family care-related products and services for our members, including consumer matching services, consumer payments services, and social e-commerce offerings. This breadth of offerings enables us to provide synergistic care-related solutions to our members, which we believe results in greater frequency of member engagement and higher lifetime value.
Our platform also enables caregivers to find jobs and manage their careers, businesses to recruit employees and advertise their business profiles, and employers to offer their employees valuable family care-related benefits that promote increased productivity, loyalty and reduced family care-related absences.

Efficient, Reliable and Affordable Way for Families and Caregivers to Connect and Manage Their Care and Career Needs
Our comprehensive and differentiated platform provides significant benefits to families seeking caregivers and caregivers seeking quality jobs, including:

•
Comprehensive solutions. We are the largest online marketplace for finding and managing family care. Through our platform, families have access to a broad range of solutions to address their diverse and evolving care needs, including childcare, tutoring, senior care options and housekeeping. In addition, families can use our solutions for back-up care when primary care arrangements fall through. Similarly, caregivers can apply to jobs in any category of care posted by families or by care-related businesses.

•
Efficient and reliable way for families to find quality caregivers. Our members have access to easy-to-use job posting tools, powerful search features and detailed caregiver profiles that are designed to allow them to efficiently navigate our vast database of individual caregivers and assess which caregivers best suit their needs. We also provide families with a comprehensive suite of tools and resources to help them make more informed decisions throughout the search and hiring process, including reviews, references, social connections, rate calculators, articles, an online safety center and access to a range of background checking services.

•
Efficient way for caregivers to target large, qualified audiences and professionalize their careers. Caregivers can easily create detailed profiles that include work history, education, credentials, references, social connections, third-party background check results and information about the specific care services they provide. In addition, we provide caregivers with services, educational resources and content to professionalize and manage their careers, as well as the opportunity to establish their professional reputation and enhance their profile through the reviews and ratings they receive from families.

•
Cost-effective alternative. Families are provided access to search, post a job and preview detailed caregiver profiles. After an initial review of profiles, families have the option of selecting from a variety of affordable subscription plans to contact caregivers and access background checks. These subscriptions allow families to contact caregivers through our platform during the term of the subscription, including nannies, babysitters, pet sitters and tutors. Our caregiver members can apply to jobs through our platform and target families and care-related businesses at no cost. Caregivers have the option to pay for additional features such as priority notification of newly posted jobs. We are exploring additional subscription packages for families and caregivers that are designed to better meet the needs of the various segments that use Care.com and further monetize our services.

•
Secure access anytime, anywhere. We provide a cross-platform suite of communication tools to enable easy and efficient communication between families and caregivers. These easy-to-use tools are built around a monitored messaging system that members access through the Care.com website and mobile apps. Families may communicate with caregivers individually or send a broadcast message to a list of ‘‘favorite’’ caregivers. When members receive new messages they can be notified by email, SMS text messages and alert notifications on their mobile devices. For greater security, members can respond to email notifications through our monitored messaging system without exposing their email address to other members. Our services are available across multiple platforms and mobile devices to ensure that our members access Care.com easily and conveniently wherever they go. We provide our services through mobile apps on iOS and Android devices. We also make our website experience available on personal computers and mobile web browsers. Across these platforms, members are able to access our features for finding care and jobs and for paying caregivers.

Easy-to-Use Payment Offerings
We provide Care.com HomePay, a suite of payroll and tax services for families that employ household workers. Unlike most other payroll and tax companies, Care.com HomePay caters only to households, whose needs are typically very different than those of businesses. As a result, our entire service is designed to meet the unique needs of family employers and has natural synergies with our consumer matching services. Care.com HomePay is not only designed to facilitate the management of a family’s financial relationship with a caregiver, but also to enable a caregiver to establish the compliance framework to qualify for important household employee benefits. We also provide a convenience payments service that enables families to make electronic payments to caregivers from a computer or mobile device.

Destination for Families to Discover New Products, Request Advice from One Another, and Share Experiences
We operate Citrus Lane, a social e-commerce platform selling curated third-party products designed for families. Through Citrus Lane, parents can purchase curated boxes of merchandise and share product recommendations, as well as provide feedback through Citrus Lane’s online community to help other parents decide which products are best for their children. In addition, we operate BigTent, a public groups platform used to host and manage parenting groups and forums, including some of the largest such groups in the United States. Parents regularly engage in these groups to request parenting advice from and share their experiences with other group members.
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
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and contribute to our success:
Largest Global Marketplace Focused on Care
We are the world’s largest online marketplace for finding and managing family care with more than 14.1 million members, including 7.9 million families and 6.2 million caregivers, spanning 16 countries. Since the launch of our marketplace in 2007, we estimate, based on internal member surveys, that over seven hundred and fifty thousand families have found caregivers and over seven hundred and fifty thousand caregivers have found care jobs through our service in the areas of childcare, senior care, special needs care, tutoring, pet care and housekeeping.
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
Powerful Network Effects
We benefit from significant network effects as the market leader in the highly fragmented and growing market for finding family care online. As more families use our services, we attract more caregivers seeking a large pool of families in need of caregiver services. Similarly, the increasing number of caregivers using our services has attracted more families. This cycle has driven more and more people to use our services and has resulted in a significant percentage of our new members coming from unpaid sources.
Growing and Engaged Membership
Over the last six years, we have expanded from 500,000 members to more than 14.1 million members. As we grow our membership, improve the member experience and offer additional products and features, more members are using our services for longer periods of time and coming back sooner after their initial use. This highly engaged membership helps improve the effectiveness of our services and increases the lifetime value of our members. Our investments in BigTent and Citrus Lane have further increased the level of regular engagement between Care.com and our target market increasing cross-sell opportunities among our service offerings.
Our Platform
Our platform features a portfolio of family care-related products and services for our members, including consumer matching services, consumer payments services, and social e-commerce offerings. This breadth of offerings enables us to provide synergistic care-related solutions to our members, which we believe results in greater frequency of member engagement and higher lifetime value.

Our platform also enables caregivers to find jobs and manage their careers, businesses to recruit employees and advertise their business profiles, and employers to offer their employees valuable family care-related benefits that promote increased productivity, loyalty and reduced family care-related absences.
Trusted and Recognized Brand
We have invested in building a differentiated member experience for finding and managing care. This investment includes the ongoing prioritization of features and processes that we believe contribute to the quality of our marketplace. Examples of these investments include the manual review of all job and profile postings for suspicious or inappropriate content, tools for members to review and report other members, a monitored messaging system that allows members to communicate without sharing their personal email, the proactive screening of certain member information against various databases and other sources for criminal or other inappropriate activity and the use of technology to help identify and prevent inappropriate activity through our platform. We believe these product investments, combined with our investments in national brand advertising and our domain name itself, have established the Care.com brand as a leading and trusted brand for finding care.
Our Growth Strategy
Attract More Members to Our Platform
In order to grow our membership, we intend to increase the visibility of our services, platform and brand awareness among families and caregivers through our investments in various marketing channels, such as television, online advertising, direct marketing and community groups and forums. These investments also include initiatives such as search engine optimization and content development, which are designed to increase the visibility of our services in organic search result listings. In addition to direct marketing channels, we are also investing in efficient channel relationships for membership growth.
We also intend to increase our member base by selling our services to more employers who will offer our platform as a benefit to their employees. We intend to do this by continuing to promote a comprehensive suite of services to the growing number of employers who are providing family care-related benefits to their employees.
Increase Revenue
As we improve our user experience and expand our product and service offerings, we have seen an increase in revenue from our member base. We intend to further increase revenue from our member base by introducing new products and pricing tiers as well as by optimizing the monetization of our services on mobile devices. We also expect to increase the cross-selling and targeted merchandising of our existing products, such as Care.com HomePay and Citrus Lane, within our membership base and via the employer channel. In addition, we intend to continue to engage our non-paying members with content and resources such as our weekly newsletters and online forums even when they are not actively looking for care so that we remain top of mind when they are. We believe increasing engagement among our members will drive higher conversion of members to paying members, and longer average length of paid time.
Expand and Increase Adoption of Our Payment Offerings
We believe there is significant opportunity for us to grow our consumer payments solutions. Since our acquisition of Breedlove & Associates, L.L.C., or Breedlove (now re-branded as Care.com HomePay) in 2012, an increasing percentage of Care.com members are using our household employer payroll and tax product. We expect this trend to continue. We recently expanded our payments offerings and services to include a lower cost payroll-only product and expect to offer additional related services at tiered pricing and service levels.
Grow Our International Business
We believe the global secular trends of an increasing number of dual-income households with children, and an aging population, provide significant growth opportunities outside the United States. The majority of our international business today occurs in Western Europe, the market served by our Berlin-based subsidiary Care.com Europe GmbH (formerly Besser Betreut GmbH or Betreut), or Care.com Europe. We are currently operating in 16 countries and in 7 languages. We intend to grow our international business by leveraging our learnings from our U.S. consumer matching solutions, such as investing in organic marketing and other efficient marketing channels.
Selectively Pursue Acquisitions and Strategic Relationships
We will continue to explore opportunities to acquire companies that complement our existing business, enhance the user experience of our services, represent a strong cultural fit and are consistent with our overall growth strategy. In addition, we may enter into various strategic relationships to provide a more comprehensive offering to our members.

Our Products and Services
Our consumer products and services are designed to make it easier for families to find and manage quality caregivers and for caregivers to find satisfying jobs and manage their careers. We also offer products and services that allow families to share experiences, request advice and discover new products. Additionally, we offer services to employers and care-related businesses that are designed to benefit those organizations as well as our family and caregiver members.
Consumer Matching Solutions
Matching the right caregiver with the right family can create tremendous value for our members. Our innovative consumer matching solutions and large member base facilitate quality matches for the diverse and evolving needs of our members. Some of the features and tools we offer to families and caregivers are offered at no cost, others are bundled into one or more subscription packages. In addition, some features and tools are offered on an a la carte basis. Most of our tools and features are accessible on tablets and mobile devices as well as personal computers.
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

•
Detailed Caregiver Profiles. Families review detailed information about the caregivers who apply to their jobs or appear in their search results. This detailed information includes a bio, work history and references, the type of care they provide, any additional services they provide (such as laundry, grocery shopping and errands), their experience, certifications and qualifications (such as college degree and CPR certification or other languages spoken), their availability and hourly rate, the types of payments they accept, whether they are willing to have taxes withheld, caregiver reviews from other members, a caregiver’s verifications, any social connections the caregiver has to other members, and any other relevant information the caregiver chooses to provide. Caregivers also have the option of including a photo and video with their profile.

•
Messaging. Members may use our messaging system to contact caregivers who have applied to their jobs or appeared in their search results. Unless a caregiver has made a phone number available to paying family members in their profile, this is the only way a family can initiate communication with a caregiver. Because this messaging system is internal to Care.com, members do not have to disclose personal contact or other information to communicate through this system. When a family sends a message to a caregiver through our messaging system, we also send an email to the caregiver’s personal email and an alert to their mobile device (if they have installed our mobile app) to notify them that a family has sent them a message.

•
Background Check Services. We currently offer four levels of background checks from consumer credit reporting agencies that families may request on caregivers they are interested in hiring: preliminary, preferred, preferred plus and premier. Caregivers must approve background checks requested by a family before they are performed.

Tools and Features for Caregivers

•
Profile. Caregivers create and post detailed profiles that include their bio, work history and references, the type of care they provide, any additional services they provide (such as laundry, grocery shopping and errands), their experience, certifications and qualifications (such as college degree and CPR certification or other languages spoken), their availability and hourly rate, the types of payments they accept, whether they are willing to have taxes withheld and any other relevant information they choose to provide. To build their credibility with families, caregivers may elect to verify their phone number and email addresses with us and connect to other members. Caregivers also have the option of including a photo and video with their profile.

•
Search. Caregivers search for specific jobs posted by families, as well as for families based on specific search criteria such as type of care needed, location, hourly rate and number and age of children.

•	Apply. Caregivers can review and apply to jobs that interest them. When a caregiver applies to a job, the family is notified of the new applicant by email, SMS text message or a mobile alert.

•	Messaging. Caregivers can respond to messages from families using our internal messaging system. Based on the caregiver’s subscription package, the caregiver may also initiate contact with a family.

•
Background Check Services. Caregivers may elect to have a background check run on themselves. We currently offer three levels of background checks from consumer credit reporting agencies that caregivers may request on themselves: preliminary, preferred and preferred plus. Based on the caregiver’s subscription package, these checks may be included or offered on an a la carte basis.

Additional Tools and Features for Families and Caregivers

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

•
Household Employer Payroll and Tax Services. Care.com HomePay is our payroll and tax product for families that employ nannies, housekeepers or other domestic employees. Care.com HomePay is a technology-based, turnkey service that includes automated payroll processing and household employer-related tax filings at the federal, state and local levels. In addition, caregivers who are paid through Care.com HomePay may qualify for important benefits such as unemployment insurance and social security. For household employers who only require an automated payroll processing solution, we offer this service separately. In the future, we intend to offer additional payroll and tax services at tiered feature and pricing levels to address a range of market needs. These products are available to anyone, not just paying members of our consumer matching solutions.

•
Convenience Payments. This offering enables families to make electronic payments to their caregivers using our website or mobile apps. This solution is particularly applicable for families who pay their caregivers at irregular intervals, such as ‘‘date night’’ babysitters, after-school caregivers or tutors, or in varying amounts each time services are performed.

Consumer Social e-Commerce Solutions
Citrus Lane is our social e-commerce service selling curated products designed for families. Citrus Lane offers subscription-based and a la carte products for sale to customers in the United States. The products offered by Citrus Lane are designed to provide enrichment and education for children ages 0 to 5. In addition to selling products, Citrus Lane provides a forum for parents to share product experiences and recommendations with other Citrus Lane members, which we believe results in a highly engaged member community.
Community Platform and Tools
We operate BigTent, a public groups platform used to host and manage parenting groups and forums, including some of the largest such groups in the United States. Parents regularly engage in these groups to request parenting advice and share their experiences with other group members.
Solutions for Employers
We provide a comprehensive suite of services that employers can offer their employees as an employee benefit. Currently, employers can choose a number of services, including:

•	Our consumer matching solutions;

•	Our consumer payment solutions;

•	Back-up care services for employees needing alternative care arrangements for their child or senior due to events such as school closure or the illness of their child or regular caregiver; and

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

•
Recruiting Solutions. Through this offering, businesses can either post jobs or search for candidates directly from our base of caregivers. Businesses pay us either a per job listing fee for each job posted each month or obtain a subscription fee that ranges in duration from monthly to annual.

•
Marketing Solutions. Through this offering, businesses can list their services on our website, receive referrals and apply to jobs posted by families. Businesses typically pay us either a referral fee for each lead generated through our site or a subscription that ranges in duration from 3-month to annual.

Our Technology
Our technology platform is designed to provide an efficient marketplace experience across our website and mobile apps. Our solution is based on stable and mature technology frameworks that allow us to rapidly scale as our business grows.
Key elements of our technology solution include:

•
Powerful Search and Ranking. Our search technology has been designed to handle rapid and continuous growth in search queries and members. Our technology enables families and caregivers to run faceted and free-form search queries and receive results ranked by relevance using our sorting algorithm. Members can run searches based on a variety of parameters, including location, type of care, hours of availability and hourly rate.

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

•
Mobile Solutions. We offer mobile apps designed specifically for the iOS and Android operating systems. In addition, we also provide optimized website. These mobile solutions are built on an interface layer that exposes the core features of our service in a generic manner. We use the same interface layer across all of our mobile solutions and believe this architecture will allow us to easily expand our services to new devices and mobile platforms in the future.

•
Testing and Optimization. We have developed a solution for testing and optimizing the user experience and member engagement on our websites and in our email communications. This solution allows us to run multiple variations of a website feature or email tactic simultaneously and is supported by robust data collection and reporting. Based on our analysis of the user response to a given test, we are able to dynamically send more users to the experience that produces a better result.

•
Background Checking. As part of our effort to provide our members with the information they need to make informed hiring decisions, we have built a sophisticated solution to facilitate access to background checking services. This solution includes a suite of tools to handle the requesting, processing and reviewing of various types of third-party background checks.

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

The typical care seeker for our consumer matching solutions is female (85%), has an average household income of $75,000, and has at least one child under 18 in the house (78%). Our typical caregiver is also female (95%) and well educated (64% indicating they have at least some college education). Currently, we have more than 14.1 million members of which 56% represents families and 44% represents caregivers. We have families in approximately 83% of U.S. zip codes and caregivers in approximately 81% of U.S. zip codes. Our members are in every state, and the geographic distribution of our members by state is roughly equal to the overall population distribution by state.
In addition, we have a diverse range of employers who offer our services as a benefit to their employees, including technology companies, educational institutions, professional services firms and Fortune 500 companies. As of December 27, 2014, these employers employed over 600,000 employees who have full access to some or all of our services.
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
Our Competition
With respect to our consumer matching solutions, we compete for members with traditional offline consumer resources, online job boards and other online care marketplaces. We also compete for a share of the overall recruiting and advertising budgets of care-related businesses with traditional, offline media companies and other Internet marketing providers. The principal competitive factors in this market include:
•network size and quality of caregivers and families;
•product reliability, features, effectiveness and efficiency;
•the quality and completeness of family job postings and caregiver profiles;
•product line breadth and applicability;
•affordability and value of the products provided;
•reliability of safety and security measures;
•the performance and reliability of a mobile solution;
•international footprint; and
•brand awareness and reputation.
Our principal competitors in this market are other online care marketplaces, such as Sittercity and UrbanSitter, and online classifieds, such as Craigslist. Our principal competitor in our employer channel is Bright Horizons. In the consumer payments market, Care.com HomePay competes with similar products offered by 4nannytaxes.com and GTM Payroll Services, and our convenience payments product competes with other payment solutions such as PayPal. Our social e-commerce platform, which enables sales of curated products designed for families, competes with Bluum. We believe we generally compete favorably with our competitors on the basis of our scale, trusted brand and member experience.
Marketing and Sales
Our marketing strategy is focused on attracting families and caregivers to our marketplace. Our marketing efforts are designed to increase brand awareness, maximize reach and penetration and grow our member base. Marketing activities include demand generation, advertising, conferences, press relations and customer awareness.
Our target market is primarily women on both sides of the marketplace. Women are typically the primary care decision makers for their family-either as mothers or adult daughters-and represent 95% of our caregivers and 85% of our families. As a result of the shared characteristics of both sides of our marketplace, we are able to leverage our marketing investments targeted at families to also attract caregivers, resulting in lower acquisition costs for caregivers.
We acquire consumers through a diverse mix of free and paid acquisition channels. As a result of our strong focus on our member experience and engagement to ensure a successful match for families and caregivers, the majority of our new subscribers come from unpaid channels, including word-of-mouth referrals, SEO, online communities and forums and repeat users.
Our paid direct marketing efforts for both families and caregivers comprise both offline channels such as network cable TV, local radio and direct mail and online channels such as SEM, paid social display ads, affiliates and select paid job board sites. Our marketing spend is weighted towards our high seasons based on the timing of demand from families seeking care.
Our sales organization is responsible for attracting and retaining employers and care-related businesses to grow adoption of our services and offerings to those organizations. We expect to continue to grow our sales headcount to grow these channels.

Government Regulation
We are subject to numerous U.S. federal and state, and foreign laws and regulations that affect consumer-based businesses and companies that conduct business on the Internet. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, information security and data protection, use of consumer background information, intellectual property, electronic contracts and other communications, consumer protection, telecommunications, product liability, taxation, securities law compliance, and online payment services.
For example, in the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the Massachusetts Data Breach Notification Law, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. In addition, our operations subject us to certain payment card association operating rules, certification requirements and rules, including the Payment Card Industry Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Our failure to comply fully with the PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks.
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
Because our services are accessible worldwide, we are also subject to a number of laws and regulations in foreign jurisdictions. Moreover, in some cases, a foreign jurisdiction may claim that we are required to comply with its laws even if we have no local entity, employees or infrastructure in that jurisdiction.
U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate. If we are not in compliance with existing or new laws or regulations that are applicable to our business or if new or existing laws or regulations are interpreted and applied inconsistently with our current policies and practices, our business could be harmed, and we may be forced to modify our policies and practices.
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
We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States when we deem such registration to be beneficial and appropriate.
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
Employees
We believe we have assembled an extremely talented group of employees and strive to hire the best employees. As of December 27, 2014, we had 442 full-time employees and 236 part-time employees, not including approximately 175 part-time caregiver employees of our subsidiary Care Concierge, Inc. (“Care Concierge” formerly Parents In A Pinch or “PIAP”), who provide back-up care from time to time. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Operating Segments and Geographic Areas
We manage our business on the basis of one operating segment. The majority of our revenue in the year ended December 27, 2014 was from paying members in the United States.
Additional information required by this item can be found in “Item 8. Financial Statements and Supplementary Data - Note 11. Segment and Geographical Information” of this Annual Report on Form 10-K, and is incorporated by reference herein.
Available Information
We were incorporated in Delaware on October 27, 2006. Our principal executive offices are located at 77 Fourth Avenue, 5th Floor, Waltham, MA 02451, and our telephone number is (781) 642-5900.
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
Our revenues have grown rapidly, increasing to $116.7 million in 2014 from $81.5 million in 2013, representing an annual growth rate of 43%, including the impact of Citrus Lane, which we acquired in July 2014. Our continued revenue growth and the rate of our revenue growth depend largely on our ability to effectively and efficiently grow our membership, increase the number of members who pay for our products and services, increase the average revenue from our paying members and lengthen the time period existing and new members continue to pay for our products and services. We cannot assure you that we will be successful in continuing to expand our paying member base at the same rates, or at all. In addition, our revenue growth rate may decline if we are not able to grow our paid memberships while managing our acquisition costs within our targeted return on investment range or if we are unsuccessful in cross-selling new and existing products and services to our members, such as our consumer payments solutions, or in continuing to develop new products, services and solutions that members consider valuable, such as our mobile solutions.
You should not rely on our historical rate of revenue growth as an indication of our future performance. If our growth rates were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.
We have a history of cumulative losses and expect to have operating losses as we continue to grow our business.
During 2014, we experienced net losses of $80.3 million, which includes $36.2 million attributed to the impairment of goodwill and intangible assets related to our Citrus Lane Reporting Unit, and in 2013, we experienced net losses of $28.3 million. We expect our operating expenses to increase over the next several years, which is likely to lead to additional losses. We may not achieve profitability in the immediate future, if ever. In particular, we intend to continue to invest substantial resources in marketing to acquire new, paying members. We also intend to hire additional personnel in marketing, operations, sales and other areas of our business and to introduce new products, services and features, each of which will increase our expenses with no assurance that we will generate sufficient revenue to reduce our losses or achieve profitability. In addition, as a public company we are incurring and will continue to incur additional significant legal, accounting and other expenses that we did not have as a private company.
We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have a limited operating history, and because the market for accessing family care online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. In addition, much of our growth has occurred over the last two years, which makes it difficult for us to predict the expected length of paid memberships, revenue per member, member acquisition costs and other key performance indicators for our business. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving market. These risks and difficulties include those described in this Annual Report on Form 10-K and our ability to, among other things:
•attract and retain members and maintain an appropriate family to caregiver ratio of active members;
•encourage paying members to stay longer and return as paying members sooner after their paid membership lapses;

•	cross-sell our products and services to our new and existing members and continue to develop and diversify our product offerings for members;
•sell our services to employers and care-related businesses;
•provide our members with superior user experiences;
•motivate members to contribute additional, timely and accurate content to our marketplace;
•anticipate and react to changes in technology and challenges from existing and new competitors;

•maintain the strength and increase awareness of our brand;
•integrate and grow the businesses we acquire as anticipated; and
•manage and grow our international operations in existing markets.
Failure to adequately address these risks and difficulties could harm our business, impact our ability to reduce our operating losses and achieve profitability, and/or cause our operating losses to grow. In addition, if the demand for online care does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed.
If the revenue generated by paying members differs significantly from our expectations, or if our membership acquisition costs differ significantly from our expectations, we may not be able to recover our membership acquisition costs or generate profits from these investments.
We had $75.8 million in sales and marketing expenses in 2014 and $55.3 million in sales and marketing expenses in 2013. We expect to continue to make significant investments to acquire additional members, including advertising through television, online, local radio, direct mail, social media and other advertising campaigns. Our decisions regarding these investments are based on our anticipated marketing cost to acquire each additional paying member and our analysis of the revenue we believe we can generate per paying member over the expected lifetime of such membership. Currently, most of our paid memberships are monthly memberships, and the average total paid membership length for our consumer matching solutions is approximately eight months. As a result, we must regularly replace paying members who allow their membership to lapse with new paying members either by converting existing non-paying members or by attracting new members to our service. Our anticipated member acquisition costs and our analysis of the revenue that we expect new paying members to generate over the life of the membership depends upon several estimates and assumptions, including paid memberships lengths and increasing renewal rates, including conversion rates of existing members to paying members, future membership fees and our success in cross-selling existing and new products and services to members.
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
Many individuals use mobile devices to access online services. If users of these devices do not widely adopt solutions we develop for these devices or if we are unable to effectively operate on mobile devices, our business could be adversely affected.
The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. In 2014, we had an average of over 6.4 million unique visitors to our platform each month, 59% of whom visited our site from mobile devices. In 2015, we expect the percentage of visitors from mobile devices to increase. If the mobile solutions we have developed and develop in the future do not meet the needs of prospective members or current members, they may not register for our services, they may not become paying members of our services and/or they may reduce their usage of our services and our business could suffer. Additionally, we are dependent on the interoperability of Care.com with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products or prevent our ability to promote our services could adversely affect traffic and monetization on mobile devices.
Growth in access to our services through mobile devices as a substitute for access on personal computers may negatively affect our revenue and operating results.
Our members are increasingly accessing our platforms on mobile devices. While many of our members who use our online services on mobile devices also access our platforms through personal computers, we have seen substantial growth in mobile usage and mobile only usage. We are devoting valuable resources to solutions related to monetization of mobile usage, and cannot assure you that these solutions will be successful. If our members increasingly use mobile devices as a substitute for access to our online services as opposed to personal computers, and if we are unable to successfully implement monetization strategies for our solutions on mobile devices, or these strategies are not as successful as our offerings for personal computers, or if the expenses we incur in this effort are greater than we anticipated, our financial performance and ability to grow revenue would be negatively affected.

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
In addition, our member experience extends beyond the products and services that we offer through our website and to the point of service. As a result, actions taken by caregivers and families, which are outside of our control, could have a significant impact on our brand, and any illegal or otherwise harmful acts, even if only by one or a small number of our members, may have a significant negative impact on our brand. For example, over the last year there has been an increase in fraud perpetrated against caregivers who seek employment opportunities on sites such as ours, and Care.com has been featured in news reports regarding these scams. In addition, Care.com is currently a party to several lawsuits brought by families relating to alleged criminal acts by caregivers they found through the Care.com site, including acts resulting in death. If our efforts to promote and maintain our brand are not successful or if our member experience is not otherwise positive, our operating results and our ability to attract and retain members may be adversely affected.
Furthermore, an adverse, public event resulting from the actions of a caregiver on a competitor’s platform could adversely affect us-even if the caregiver has no relationship with our platform-and reduce consumer confidence in seeking caregivers through an online platform.
If we fail to manage our growth effectively, our business, operating and financial results may suffer.
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources. It is important that we appropriately prioritize our efforts and allocate our limited resources effectively. Continued growth also could strain our ability to maintain reliable service levels for our members, to enhance our product offerings, to develop and improve our operational, financial and management controls, to continue to strengthen our reporting systems and procedures and to recruit, train and retain highly skilled personnel. As our operations grow in size, scope and complexity, we will need to scale our systems and infrastructure accordingly and may determine we need to open additional offices, add more network capacity and make other capital investments, which will require significant expenditures and allocation of valuable management resources. If we fail to maintain the necessary level of discipline and efficiency, or if we fail to appropriately prioritize our efforts and allocate limited resources effectively in our organization as it grows, our business, operating results and financial condition may suffer.
We expect our revenue and operating results to fluctuate on a quarterly and annual basis, which may result in a decline in our stock price.
Our revenue and operating results have historically fluctuated from quarter-to-quarter and year-to-year and we expect these fluctuations to continue in the future. These future fluctuations may be significant and unpredictable and may fail to match our projections or the expectations of securities analysts due to a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our stock to fluctuate.
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

In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:
•fluctuations in demand for our products and services;
•fluctuations in sales cycles for our products and services;
•general economic conditions in our domestic and international markets and fluctuations in exchange rates;
•our ability to develop and introduce new products and product enhancements that are attractive to our members;

•	the mix of monthly memberships and annual memberships, as the amount of revenue recognized per month on an annual membership is less than a monthly membership;
•member acceptance of new product introductions;
•the timing and success of changes in our pricing strategies;
•our ability to sell our services to employers and care-related businesses;

•	costs related to acquisitions of other businesses and our ability to successfully integrate, manage and grow those businesses;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;
•our ability to derive benefits from our investments in sales, marketing, engineering or other activities;
•volatility in our stock price, which may lead to higher stock compensation expenses; and

•
unpredictable fluctuations in our effective tax rate due to disqualifying dispositions of stock from our stock incentive plan, changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates or changes in tax laws, regulations, accounting principles or interpretations thereof.

We depend on highly skilled personnel to grow and operate our business, particularly our chief executive officer, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly-skilled personnel. Our ability to execute efficiently depends upon contributions from all of our employees, in particular our senior management team. Key institutional knowledge remains with a small group of long-term employees and directors whom we may not be able to retain. We do not have employment agreements other than offer letters with any key employee, including our chief executive officer, and we do not maintain key person life insurance for any employee other than our chief executive officer. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our growth strategy also depends on our ability to expand and retain our talent pool. Identifying, recruiting, training and integrating qualified individuals requires significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly in Boston, Austin and Mountain View, three areas where we have offices, is intense. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
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
If the businesses we have acquired or invested in do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.
We have acquired six businesses since our inception. The benefits that we expect to achieve as a result of our acquisitions or investments depend in part on our ability to realize anticipated growth opportunities and cost savings synergies. Our success in realizing these opportunities and synergies and the timing of this realization depend among other things on the successful integration of the acquired companies’ businesses and operations with our businesses and operations and the adoption of our respective best practices. Even if we are able to integrate these businesses and operations successfully and implement those strategic initiatives, it may not result in the realization of the full benefits of the growth opportunities and synergies we currently expect to achieve, within the anticipated time frame or at all. If a company we purchase does not perform as we expected, our investment could become impaired and our financial results could be negatively impacted.
Our mergers and acquisitions involve numerous risks, including the following:

•
difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•	legal or regulatory challenges or litigation post-acquisition, which could result in significant costs or require changes to the businesses or unwinding of the transaction;

•	failure of the acquired company to achieve anticipated revenue, earnings or cash flow;

•	diversion of management’s attention or other resources from our existing business;

•	our inability to maintain the key customers and business relationships and the reputations of acquired businesses;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of acquired businesses;

•	unanticipated costs associated with pursuing acquisitions;

•
responsibility for the liabilities of acquired businesses, whether such liabilities were disclosed to us or not prior to our acquisition and whether such liabilities meet or exceed our estimates, including, without limitation liabilities arising out of the acquired business’s failure to maintain effective data protection and privacy controls and comply with applicable regulations;

•	difficulties in assigning or transferring intellectual property licensed by acquired companies from third parties to us or our subsidiaries;

•	potential loss of key employees of the acquired companies;

•
challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles;

•
difficulties in integrating acquired companies’ systems controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002; and

•
potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, customer relationships or intellectual property, are later determined to be impaired and written down in value.

Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to the financial condition of the company, creation, ownership and rights in intellectual property, and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the fourth quarter of 2014, we recorded a pre-tax goodwill impairment charge of $33.8 million related to our Citrus Lane Reporting Unit. For additional information on this charge, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2, Summary of Significant Accounting Policies—Goodwill, and Note 4—Goodwill and Intangible Assets, of our financial statements included in Item 8 of this Annual Report on Form 10-K. We will need to continue to evaluate the carrying value of our goodwill and may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 27, 2014, our goodwill balance was $68.7 million, which represented 40% of total consolidated assets.
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
As part of our business strategy, we have made, and may in the future make, acquisitions to add specialized employees, complementary companies, products or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. For any such transaction, we may:
•issue additional equity securities that would dilute our stockholders;
•use cash that we may need in the future to operate our business;
•incur debt on terms unfavorable to us or that we are unable to repay;
•incur large charges or expenses or assume substantial liabilities;
•become subject to new laws and regulations about which we have limited prior experience or knowledge;
•encounter difficulties retaining key employees of the acquired companies; and
•become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
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
Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets or goodwill.
Our international operations are subject to increased challenges and risks.
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
•recruiting and retaining talented and capable employees in foreign countries;

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
•currency exchange rate fluctuations; and
•higher costs of doing business internationally.
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
As part of our growth strategy, we intend to grow our consumer payments solutions. Although an increasing percentage of our members are using Care.com HomePay, a household employer payroll and tax product, our growth could be adversely affected if this trend does not continue. We also recently introduced a mid-tier payroll product, and we intend to develop other payment and financial solutions to offer to our members as we expand our offerings and services. When we develop a new product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, these new products must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. If we fail to increase adoption of Care.com HomePay, or any other payments solutions we may offer do not achieve adequate acceptance in the market, our competitive position will be impaired, and our growth could be adversely impacted.
Data security and integrity are critically important to our business, and breaches of security, unauthorized disclosure of information about our members, denial of service attacks or the perception that member information is not secure could result in a material loss of business, substantial legal liability or significant harm to our reputation.
We collect, process and store a large amount of consumer information, including financial information and sensitive personal information. This data is often accessed through transmissions over public and private networks, including the Internet. Despite our physical security measures, implementation of technical controls and contractual precautions designed to identify, detect and prevent the unauthorized access, alteration, use or disclosure of our data, there is no guarantee that these measures or any other measures can provide absolute security. Systems that access or control access to our services and databases may be compromised, as a result of criminal activity, including cyber-attacks and other intentional business disruptions, negligence or otherwise. Threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Several recent, highly publicized data security breaches and denial of service attacks at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure or use, or loss or corruption, of our data or inability of our members to access our systems could disrupt our operations, subject us to substantial legal liability, result in a material loss of business, and significantly harm our reputation.

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
Our membership growth and engagement rates could be adversely affected if consumers perceive the utility of our marketplace to be limited to finding full-time caregivers for children. Despite the breadth of care needs that can be met through our platform, including after school care, occasional babysitting, senior care, pet care, tutoring and housekeeping, 41% of job postings in 2014 were for full-time child caregivers. In addition, our convenience payments product, which may be useful to families who employ any type of caregiver part-time or full-time, child care or senior care, is still in the early stages of adoption among our membership base and we cannot be certain what the rate of adoption will be or if enough of our users will find it sufficiently useful for us to continue to support. If families and caregivers fail to utilize the breadth of the family care and other services available through our marketplace, our membership growth and engagement rates could be negatively impacted, and our business will be harmed.
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
Substantially all of our communications, network and computer hardware used to operate our website at www.care.com are co-located in a facility near Chicago, Illinois. We do not own or control the operation of this facility. Our systems and operations are also vulnerable to damage or interruption from tornadoes, floods, fires, power losses, telecommunications failures or acts of war. For example, a significant natural disaster, such as a major snowstorm or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for such losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole.
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
We rely upon third-party vendors to provide certain services upon which we rely, including data center and Internet infrastructure services, credit card and payment processing services, background checking services, email management and delivery services, customer relationship management services and other services critical to our business. The operation of our product and service offerings could be impaired if the availability of these services is interrupted or limited in any way. We have contractual relationships with these parties but do not have physical control over their daily operations, which increases our vulnerability to problems with the services they provide. If any of these third-party service providers terminates their relationship with us, or does not provide an adequate level of service to our members, it would be disruptive to our business as we seek to replace the service provider or remedy the inadequate level of service.
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
We offer Care.com HomePay, our household employer payroll and tax services through our subsidiary Breedlove. We also offer an electronic payments solution through a third-party payments processor that allows families to make electronic payments to their caregivers through our website and mobile apps. It is possible that we or our service provider may make errors in processing payments or that funds may be misappropriated due to fraud. We may also make errors in calculating and remitting taxes to the Internal Revenue Service and state tax authorities. In addition, the online tax preparation, payroll administration and online payments industries have increasingly been subject to fraudulent activities by third parties. In addition to any direct damages and potential fines we may incur as a result of payment processing errors or fraud relating to our payments products, negative publicity or a loss of confidence regarding these services could harm our business and damage our brand.
We may not be able to compete successfully against current and future competitors.
We are and will continue to be faced with many competitive challenges, any of which could adversely affect our prospects, results of operations and financial condition.
With respect to our consumer matching solutions, we compete for families, caregivers, employers and care-related businesses with traditional offline consumer resources, online job boards and other, online care marketplaces. We also compete for a share of care-related businesses’ overall recruiting and advertising budgets with traditional, offline media companies and other Internet marketing providers. Our principal competitors are Craigslist, a ‘‘free to consumer’’ website, and Sittercity, Inc., an online care specific marketplace. Our principal competitor in our employer channel is Bright Horizons. In the consumer payments market, Care.com HomePay competes with similar products offered by 4nannytaxes.com and GTM Payroll Services, and our convenience payments product competes with other payment solutions such as PayPal. In the social e-commerce platform, our principal competitor is Bluum. In addition, we may in the future be subject to competition from companies that operate other online marketplaces and that decide to expand into the online care market or other established companies that decide to expand into the consumer payments market. These potential competitors may be larger and have more resources than we do, may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. As a result, these potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities or technologies.

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
Even though U.S. courts have held that online services companies are not responsible for the actions of their website users in many circumstances, and our terms of use state that any screening we perform on families and caregivers is limited, there is a low tolerance for failure when seeking care for a loved one. Therefore, families and caregivers have, and may in the future, seek damages from us if a caregiver or family does not meet their expectations or causes them harm. Currently, Care.com is a party to several lawsuits brought by families relating to alleged criminal acts by caregivers they found through the Care.com site, including acts resulting in death. These types of claims also may be brought under foreign laws, which often do not provide the same protections for online services companies as in the United States. If a decision were rendered against us in a claim of this type, we may incur significant liability and/or negative publicity. Even if these claims do not result in liability to us, they may result in significant investigation or defense costs, as well as negative publicity. In addition, because there is a particularly low tolerance for failure when seeking care for a loved one, any such claims, events or publicity could have a significant adverse effect on our reputation and brand. Any of these results, particularly damages to our brand and reputation, could adversely affect our financial condition, business and operating results.
Our subsidiary Care Concierge provides back-up child and elder care to families by directly assigning caregivers, some of whom are Care Concierge employees, to families in need of temporary care. The caregivers and families involved in these transactions are not required to be members of our consumer matching solutions. To the extent that a caregiver provided through our back-up services does not meet the expectations of a family or causes harm, we may be subject to claims from that family or from the employer that subscribed to this service and offered it as an employee benefit to the family.
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
Our business depends on the overall demand for care. Our prospective members’ employment and income impact their demand for care. Increased unemployment or a reduction in labor force participation could reduce the number of dual-income families-a key component of our target market-and therefore the number of families seeking care. In addition, if consumer spending is reduced due to a weak economy, families may decrease spending on care services they believe to be non-essential, such as housekeeping and tutoring, or reduce or eliminate certain activities that typically require the services of our caregivers, such as date nights that require babysitters and vacations that may require pet sitters. As a result, weakened macroeconomic conditions could decrease the traffic on our platform, reduce sales of our products and services and delay adoption of new offerings.
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
We receive, store and process information from and about our members and website visitors and their devices, as well as information about Care.com HomePay and back-up care users, including name, contact information, and in some cases sensitive personal information, such as credit card numbers, tax return information, bank account numbers, social security numbers and other personal information such as criminal background information. In addition, our service enables our members to direct us to share information, including personal and background information, with other members and with third parties.
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
We are subject to numerous U.S. federal and state, and foreign laws and regulations that affect consumer-based businesses and companies that conduct business on the Internet. The regulatory environment for many of these laws is very unsettled in the United States and internationally, especially as it applies to the products and services we offer and to the operation of our business generally.  These may involve user privacy, information security and data protection, use of consumer background information, intellectual property, electronic contracts and other communications,  consumer protection, telecommunications, product liability, taxation, securities law compliance, and online payment services.

For example, our operations are subject to numerous laws that regulate privacy, information security and data protection, and the use of consumer background information. Certain of these laws provide for civil and criminal penalties for the unauthorized release of, or access to, this protected information or for not adopting processes or procedures for handling reported inaccuracies in this protected information. For example, in the United States we acquire information about our members from consumer credit reporting agencies and other third-party sellers of public data about unique individuals. We use this information in an effort to verify the accuracy of the information members provide about themselves and to further our business objective to maintain a trusted online community for our members. We also facilitate the sharing of third-party consumer reports and criminal background checks between members at the direction of the individual who is the subject of the report. The Fair Credit Reporting Act, or the FCRA, applies to consumer credit reporting agencies as well as data furnishers and users of consumer reports, as those terms are defined in the FCRA. The FCRA promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes, including for employment. The FCRA limits the distribution and use of consumer reports and establishes consumer rights to access and dispute their own credit files, among other rights and obligations. Members who access consumer reports about job applicants via our service expressly agree to follow the FCRA requirements for employers. Violation of the FCRA can result in civil and criminal penalties. The U.S. Federal Trade Commission, the Consumer Financial Protection Bureau, and the State Attorneys’ General, acting alone or in cooperation with one another, actively enforce the FCRA as do private litigants. Many states have enacted laws with requirements similar to the FCRA. Some of these laws impose additional, or more stringent, requirements than the FCRA.
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
We hold several registered trademarks in the United States, including ‘‘Care.com’’, which is registered on the supplemental register. We also hold registered trademarks in the EU, Germany and Canada. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available. Competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and caregivers.
We currently hold the ‘‘Care.com’’, ‘‘Betreut.de’’, ‘‘Breedlove.com’’ and “CitrusLane.com” Internet domain names and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in the United States or any other country, we would be forced to incur significant additional expense to market our solutions, including the development of a new brand and the creation of new promotional materials, which could substantially harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the ‘‘Care’’ name or other names we utilize in all of the countries in which we currently intend to conduct business.

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
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. We have in the past discovered, and may in the future discover, areas of our internal financial and accounting controls and procedures that need improvement.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will be detected.
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

Changes in our (benefit from) provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
Our (benefit from) provision for income taxes is subject to volatility and could be adversely affected by the following:
•changes in the valuation of our deferred tax assets;
•foreign or domestic income tax assessments and any related tax interest or penalties;
•expiration of, or lapses in, the research and development tax credit laws;
•tax effects of nondeductible compensation;
•adjustments to the pricing of intercompany transactions and transfers of intellectual property or other assets;
•changes in accounting principles; or

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
As of December 27, 2014, we had federal net operating loss carryforwards of $98.0 million and state net operating loss carryforwards of $76.8 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ‘‘ownership change,’’ the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an ‘‘ownership change’’ generally occurs if there is a cumulative change in our ownership by ‘‘5-percent shareholders’’ that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.
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
We are an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we become a large accelerated filer and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We have and will continue to incur increased costs as a result of operating as a public company, and our management has and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.
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
We are continually evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and the value of an investment in our common stock may decline.
Shares of our common stock were sold in our initial public offering in January 2014 at a price of $17.00 per share and, from the date our common stock first traded on the New York Stock Exchange through March 20, 2015 our common stock has subsequently traded as high as $29.25 and as low as $6.50. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this ‘‘Risk Factors’’ section and elsewhere in this Annual Report on Form 10-K, these factors include:
•our operating performance and the operating performance of similar companies;
•the overall performance of the equity markets;
•the number of shares of our common stock publicly owned and available for trading;
•threatened or actual litigation;
•changes in laws or regulations relating to our solutions;
•any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;
•large volumes of sales of shares of our common stock by existing stockholders; and
•general political and economic conditions.
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
Our officers, directors and their affiliated funds and certain of our pre-IPO stockholders beneficially own or control, directly or indirectly, a majority of the outstanding shares of our common stock. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from yours. For example, because some of these stockholders purchased their shares at prices substantially below the price at which shares are currently being sold to the public and have held their shares for a relatively longer period, they may be more interested in selling the company to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 108,700 square feet of space in our headquarters in Waltham, Massachusetts under leases that expire in January 2025. We also lease approximately 20,000 square feet of space in Austin, Texas, approximately 19,000 square feet of space in Berlin, Germany and have insignificant rental spaces in various other locations in the United States and Europe. We believe our current and planned office facilities are generally suitable to meet our needs for the foreseeable future. However, we will seek additional space as needed to satisfy our growth.
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
Information pertaining to legal proceedings can be found in Note 6, Commitments and Contingencies of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, and is incorporated by reference herein.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the New York Stock Exchange under the symbol “CRCM” on January 24, 2014. Prior to that time, there was no public market for our common stock.
The following table sets forth the high and low sales prices per share for our Common Stock on the New York Stock Exchange for the indicated periods.

2014	High	Low
First Quarter (from January 24, 2014)	$29.25	$15.02
Second Quarter	$18.37	$9.57
Third Quarter	$13.12	$8.00
Fourth Quarter	$9.46	$7.29
Holders
As of March 20, 2015, there were 79 holders of record of shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Use of Proceeds from our Initial Public Offering
On January 29, 2014, we closed our initial public offering of our common stock, or IPO, in which we sold 6,152,500 shares of common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was approximately $104.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192791), which was declared effective by the SEC on January 23, 2014. The offering commenced as of January 23, 2014 and did not terminate before all of the securities registered in the registration statement were sold.
Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC acted as the underwriters. We raised approximately $94.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $7.3 million and other offering expenses of approximately $2.4 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. The proceeds from the IPO have been used for working capital, sales and marketing activities, acquisitions, as well as other general corporate purposes.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities Exchange Commission nor shall any such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return of our common stock during the period commencing January 24, 2014 (the date our common stock began trading on the NYSE) to December 27, 2014, with the Russell 2000 Index and the NASDAQ Internet Index. The graph depicts the results of investing $100 in our common stock, the Russell 2000 Index and the NASDAQ Internet Index at closing prices on January 24, 2014 and assumes, with respect to the Russell 2000 Index and the NASDAQ Internet Index, that all dividends were reinvested. We did not declare or pay any cash dividends on our stock. Such returns are based on historical results and are not intended to suggest future performance.

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
The consolidated statements of operations for the fiscal years ended and as of December 27, 2014, December 28, 2013, and December 31, 2012 and the consolidated balance sheets as of December 27, 2014 and December 28, 2013, are derived from our audited consolidated financial statements appearing in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected statement of operations data for fiscal year 2011, and selected balance sheet data for fiscal years 2012 and 2011, are derived from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future (in thousands, except per share data and revenue per paying family and caregiver):

	Fiscal Year Ended
	December 27, 2014(1)	December 28, 2013	December 31, 2012(2)	December 31, 2011
Revenue	$116,713	$81,487	$48,493	$26,006
Cost of revenue (3)	30,345	18,844	10,210	6,225
Operating expenses:
Selling and marketing (3)	75,817	55,250	35,916	22,480
Research and development (3)	16,984	11,816	7,662	4,639
General and administrative (3)	30,088	18,841	13,671	4,621
Depreciation and amortization	4,440	4,387	1,724	173
Impairment of goodwill and intangible assets	36,227	—	—	—
Total operating expenses	163,556	90,294	58,973	31,913
Operating loss	(77,188)	(27,651)	(20,690)	(12,132)
Other expense, net	(3,856)	(291)	(47)	(20)
Loss before income taxes	(81,044)	(27,942)	(20,737)	(12,152)
(Benefit from) provision for income taxes	(752)	354	(317)	—
Net loss	(80,292)	(28,296)	(20,420)	(12,152)

	Fiscal Year Ended
	December 27, 2014(1)	December 28, 2013	December 31, 2012(2)	December 31, 2011
Accretion of preferred stock	(4)	(57)	(48)	(41)
Net loss attributable to common stockholders	$(80,296)	$(28,353)	$(20,468)	$(12,193)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.77)	$(9.45)	$(7.97)	$(5.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	28,941	3,000	2,568	2,188

Other Financial and Operational Data:
Adjusted EBITDA (4)	$(24,345)	$(17,199)	$(15,511)	$(11,431)
Total members	14,118	9,744	6,678	3,635
Total families	7,942	5,281	3,509	1,706
Total caregivers	6,176	4,463	3,169	1,929

(1) The results of operations for Citrus Lane, Inc. have been included in our consolidated financial statements since the date of acquisition on July 17, 2014.
(2) The results of operations for Care.com Europe have been included in our consolidated financial statements since the date of acquisition on July 5, 2012. The results of operations for Breedlove & Associates, L.L.C., or Breedlove, have been included in our consolidated financial statements since the date of acquisition on August 3, 2012. The results of operations for Care Concierge, Inc. have been included in our consolidated financial statements since the date of acquisition on December 31, 2012.

(3) Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012	December 31, 2011
Cost of revenue	$183	$161	$159	$20
Selling and marketing	763	348	369	264
Research and development	624	356	213	70
General and administrative	4,235	997	1,211	174
Total stock-based compensation	$5,805	$1,862	$1,952	$528

(4) Adjusted EBITDA is a non-GAAP measure. We define adjusted EBITDA as net loss, plus: federal, state and franchise taxes, other expense, net, depreciation and amortization, stock-based compensation, accretion of contingent consideration, merger and acquisition related costs and other unusual or non-cash significant adjustments. Please see ‘‘Adjusted EBITDA’’ below for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	As of
	December 27, 2014	December 28, 2013	December 31, 2012	December 31, 2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,881	$29,959	$44,776	$35,663
Working capital	43,834	13,201	39,688	31,445
Total assets	173,104	113,829	129,402	37,444
Total deferred revenue	13,346	8,304	5,102	2,408
Total non-current liabilities	12,828	7,063	11,020	414
Redeemable convertible preferred stock	—	152,251	152,194	61,078
Total stockholders' equity (deficit)	118,050	(68,306)	(43,442)	(29,238)
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
• adjusted EBITDA does not reflect the impairment of certain acquired goodwill and intangible assets;
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Net loss	$(80,292)	$(28,296)	$(20,420)

Federal, state and franchise taxes	(468)	376	(317)
Other expense, net	3,856	291	47
Depreciation and amortization	5,401	6,702	2,440

EBITDA	(71,503)	(20,927)	(18,250)

Stock-based compensation	5,805	1,862	1,952
Accretion of contingent consideration	900	561	239
Non-cash rent expense	948	—	—
Merger and acquisition related costs	3,114	—	548
Impairment of goodwill and intangible assets	36,227	—	—
IPO related costs	164	1,305	—
Adjusted EBITDA	$(24,345)	$(17,199)	$(15,511)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are the world’s largest online marketplace for finding and managing family care as well as a leading subscription-based social e-commerce service selling curated products designed for families. We have more than 14.1 million members, including 7.9 million families and 6.2 million caregivers, spanning 16 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
Our platform provides families with robust solutions. Our consumer matching solutions allow families to search for, qualify, vet, connect with and ultimately select caregivers in a low-cost, reliable and easy way. Our platform also provides caregivers with solutions to create personal profiles, describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace.
In addition to our consumer matching solutions, we offer our members innovative products and services to facilitate their interaction with caregivers. We provide solutions intended to improve both the ease and reliability of the care relationship in the home. One product area we are particularly focused on is consumer payments. Through our consumer payments solutions, families can not only electronically pay a caregiver, they can also subscribe for tax preparation services through Care.com HomePay. This offering deepens our relationship with our members and could enhance the lifetime value associated with each member.
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
In July 2014, we completed our Citrus Lane acquisition, adding social e-commerce capabilities to our platform, including the sales of curated products designed for families. Citrus Lane generates revenue through the sale of subscriptions and other products to customers in the United States. During the fourth quarter of fiscal 2014, we determined that indicators of impairment existed in our Citrus Lane Reporting Unit. We performed an assessment of impairment of goodwill and long-lived assets which resulted in $36.2 million of impairment charges. For further information on these charges, refer to “Critical Accounting Policies and Estimates” in this Item 7, as well as Notes 2 and 4 to our consolidated financial statements included in Item 8 of this Annual Report.
We have experienced rapid growth in revenue and members. Our members increased to 14.1 million as of December 27, 2014 from 9.7 million as of December 28, 2013, representing a 45% annual growth rate. Our revenue has increased to $116.7 million for the fiscal year ended December 27, 2014 from $81.5 million for the fiscal year ended December 28, 2013, representing a 43% annual growth rate, primarily driven by our consumer matching solutions, consumer payment solutions, and to a lesser extent to our Citrus Lane acquisition. We experienced net losses of $80.3 million and $28.4 million in 2014 and 2013, respectively.
In January 2014, we sold 6.2 million shares of our common stock at a price of $17.00 per share resulting in net proceeds of $94.8 million.

Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except revenue per paying family and revenue per paying caregiver):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Total members	14,118	9,744	6,678
Total families	7,942	5,281	3,509
Total caregivers	6,176	4,463	3,169
* Paying members - U.S. matching	208	163	125
* Paying members - payments	14	11	8
* Monthly average revenue per member - U.S. matching	$37	$36	$34
* Monthly average revenue per member - payments	$97	$93	$76
_________________________________
* We have changed the business metrics we use to monitor and evaluate our results. We believe that these metrics better reflect the underlying trends in our U.S. Matching and Payments business.
Total Members. We define total members as the number of paying and non-paying families, including those who have registered through employer programs, and caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay and social e-commerce services. Our total members increased 45% and 46% during the fiscal years ended December 27, 2014 and December 28, 2013, respectively, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps, including those who have registered through employer programs, since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay and social e-commerce services. Our total families increased 50% and 51% during the fiscal years ended December 27, 2014 and December 28, 2013, respectively, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 38% and 41% during the fiscal years ended December 27, 2014 and December 28, 2013, respectively, compared to the corresponding period in the prior fiscal year.
Paying Members - U.S. Matching. We define paying members - U.S. matching as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services as of the end of the fiscal period. The number of paying members in our U.S. matching business increased 28% and 30% as fiscal year ends December 27, 2014 and December 28, 2013, respectively, compared to the corresponding period in the prior fiscal year.
Paying Members - Payments. We define paying members - payments as the number of families who are subscribers of our Care.com HomePay [and other payments] services as of the end of the fiscal period. The number of paying members in our payments business increased 28% and 28% as of fiscal year ends December 27, 2014 and December 28, 2013, respectively, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Member. U.S. Matching. We define monthly average revenue per member, or ARPM, for our U.S. matching business as total U.S. matching revenue, including revenue from subscriptions and products, divided by the average number of U.S. matching paying members in a given fiscal period, expressed on a monthly basis. Our U.S. matching ARPM increased 3% and 6% during the fiscal years ended December 27, 2014 and December 28, 2013, respectively, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Member - Payments. We define ARPM for our payments business as total payments revenue divided by the average number of payments paying members in a given fiscal period, expressed on a monthly basis. Our payments business increased 5% and 23% during the fiscal years ended December 27, 2014 and December 28, 2013, respectively, compared to the corresponding period in the prior fiscal year.

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
Lifetime Revenue. Our revenue is impacted by a number of factors, including the pricing and mix of our monthly, quarterly and annual subscriptions, our ability to cross-sell our suite of products and services and the total length of time a member subscribes to the various solutions we offer, which we refer to as length of paid time. This includes both initial and reuse subscription periods, which we define as the duration of subscriptions by the same member, which may not necessarily occur consecutively with the member’s initial subscription. Based on historical data, we estimate that the average total length of paid time for a U.S. consumer matching member is 8.4 months, measured over a four year period. During fiscal 2014, our U.S. consumer matching ARPM was $37. Over time, as we cross-sell Care.com HomePay and other products and services, we expect an increase in the aggregate lifetime revenue of our members. During fiscal 2014, our Care.com HomePay ARPM was $97. Based on historical data, we estimate the average total length of paid time for a Care.com HomePay member is 3.5 years.
Customer Acquisition Costs. We expect to continue to make significant investments to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate depends on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the mix of our media expenditures between television and search advertising, the competitive environment in our markets and publicity about our company. In addition, an increasing percentage of our paying members has come from word-of-mouth referrals, search engine optimization and reuse, reducing our overall per-member customer acquisition cost. Currently, a majority of our marketing expenditures is spent on attracting paying members for our U.S. consumer matching and consumer payments solutions, and in fiscal 2014, we spent an average of $101 per new subscription, including initial and reuse subscriptions. These expenditures included television advertising, search advertising and all other direct marketing expenses.
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
Acquisitions. As part of our ongoing growth strategy, we have completed a number of acquisitions since July 2012. Our growth since this time has been significantly affected by these acquisitions. In general, we pursue acquisitions for several reasons, such as acquiring additional products which enhance the user experience of our services and complement our existing business. Our balance sheet includes goodwill of $68.7 million related to various prior acquisitions. We perform our annual goodwill impairment test annually as of the first day of our fiscal fourth quarter , or more frequently if certain events or circumstances warrant. Events or changes in circumstances that might indicate potential impairment in goodwill include the specific factors described in the Risk Factors section of this Annual Report on Form 10-K, including a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. Management performed a goodwill and long-lived assets impairment analysis as of December 27, 2014, as described in Notes 2 and 4 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, and recorded $36.2 million of impairment charges related to goodwill and intangible assets from our acquisition of Citrus Lane. Management continues to evaluate and monitor all key factors impacting the carrying value of our recorded goodwill, as well as other long lived assets. Adverse changes in our expected operating results, market capitalization, business climate, or other negative events could result in a material non-cash impairment charge in the future.

Financial Operations Overview
Revenue
We generate revenue primarily through (a) subscription fees to our suite of products and services, which enable families to manage their diverse and evolving care needs and caregivers to describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace; (b) annual contracts with corporate employers - providing access to our suite of products and services as an employee benefit and through contractual obligations with businesses to recruit employees and advertise their business profiles; and (c) sales of merchandise through the sale of subscriptions and other products to customers in the United States. Substantially all of our revenue earned is recognized on a ratable basis over the period the service is provided, with the exceptions of merchandise sales and background checks, which are recognized when products or services are delivered to the end customer.

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
Sales of Merchandise. Sales of merchandise revenue relates to the revenue we generate through the sales of curated products designed for families. The majority of sales are through the sale of subscription discovery boxes, whereby customers prepay to receive monthly shipments of a box containing children’s merchandise. The subscriptions offered to our customers are for one, three, six or twelve month terms. The contents of the boxes are changed each month and include four to five different products such as toys, books, snacks and household products. Sales of merchandise are considered to qualify for the proportional performance model, whereby revenue is recognized on a pro rata basis as the boxes are delivered over the term of the subscription. We also offer individual products on an a-la-carte basis through an “add-to-box” and e-commerce shop offerings. “Add-to-box” sales are extra items that customers can add to be shipped with their subscription box or purchased separately from the subscription sales. Shipping and handling charges are included in revenue on a gross basis. Taxes that are collected from customers and remitted to government authorities are presented on a net basis and are excluded from revenue.
Other Revenue. Other revenue includes revenue generated from international markets, as well as revenue generated through our marketing solutions offering, which is designed to provide care-related businesses an efficient and cost-effective way to target qualified families seeking care services, and through our recruiting solutions offering, which allows care-related businesses to recruit caregivers for full-time and part-time employment. Revenue related to these product offerings is typically recognized in the period earned or, in the case of revenue generated from international markets, on a daily ratable basis over the subscription term.
Cost of Revenue and Operating Expenses
Cost of Revenue. Our cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments and the cost of background checks run on both families and caregivers. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions and website intangible assets. In addition, we have product fulfillment costs, largely consisting of product and costs associated with our third-party fulfillment providers. We currently expect cost of revenue to increase on an absolute basis in the near term as we continue to expand our related customer base.
Selling and Marketing. Our selling and marketing expenses primarily consist of customer acquisition marketing, including television advertising, branding, other advertising and public relations costs, as well as allocated facilities and other supporting overhead costs. In addition, sales and marketing expenses include salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. We plan to continue to invest in sales and marketing to grow our current customer base, continue building brand awareness, and expand our global footprint. In the near term, we expect sales and marketing expenses to increase on an absolute basis and to be our largest expense on an absolute basis but decline as a percentage of revenue.
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
Other Expense, Net. Other expense, net consists primarily of the interest income earned on our cash and cash equivalents, restricted cash and investments, net of changes in the fair value of redeemable convertible preferred stock warrants, changes in the fair value of contingent consideration payable in preferred stock and foreign exchange gains and losses.
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

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012

Revenue	$116,713	$81,487	$48,493
Cost of revenue	30,345	18,844	10,210
Operating expenses:
Selling and marketing	75,817	55,250	35,916
Research and development	16,984	11,816	7,662
General and administrative	30,088	18,841	13,671
Depreciation and amortization	4,440	4,387	1,724
Impairment of goodwill and intangible assets	36,227	—	—
Total operating expenses	163,556	90,294	58,973
Operating loss	(77,188)	(27,651)	(20,690)
Other expense, net	(3,856)	(291)	(47)
Loss before income taxes	(81,044)	(27,942)	(20,737)
(Benefit from) provision for income taxes	(752)	354	(317)
Net loss	(80,292)	(28,296)	(20,420)
Accretion of preferred stock	(4)	(57)	(48)
Net loss attributable to common stockholders	$(80,296)	$(28,353)	$(20,468)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.77)	$(9.45)	$(7.97)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	28,941	3,000	2,568
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Cost of revenue	$183	$161	$159
Selling and marketing	763	348	369
Research and development	624	356	213
General and administrative	4,235	997	1,211
The following tables set forth our consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Revenue	100%	100%	100%
Cost of revenue	26	23	21
Operating expenses:	—	—	—
Selling and marketing	65	68	74
Research and development	15	15	16
General and administrative	26	23	28
Depreciation and amortization	4	5	4
Impairment of goodwill and intangible assets	31	—	—
Total operating expenses	140	111	122
Operating loss	(66)	(34)	(43)
Other expense, net	(3)	—	—
Loss before income taxes	(69)	(34)	(43)
(Benefit from) provision for income taxes	(1)	—	(1)
Net loss	(69)%	(35)%	(42)%
Revenue

	Fiscal Year Ended			2014 Compared to 2013		2013 Compared to 2012
	December 27, 2014	December 28, 2013	December 31, 2012	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenue	$116,713	$81,487	$48,493	$35,226	43%	$32,994	68%
Fiscal 2014 Compared to Fiscal 2013
The change was primarily attributed to an $18.7 million increase in our consumer matching business, principally related to a higher number of paying members, and higher average revenue per paying member driven by a longer average length of paying subscriptions and growth in non-subscription products. Additionally, the acquisition of Citrus Lane completed during the third quarter of 2014 contributed $6.0 million to the increase. Furthermore, there was an increase in consumer payment solutions and background checks revenue of $3.7 million and $2.1 million, respectively.
Fiscal 2013 Compared to Fiscal 2012
The change was primarily driven by an increase in the number of paying families, which resulted primarily from our increased investments in marketing and by an increase in revenue per paying family, which resulted from increased subscription fees, increased average length of paying subscriptions and background check revenue. Additionally, the acquisitions of Breedlove, Betreut and PIAP completed during the second half of fiscal 2012 contributed $12.4 million to this increase. Furthermore, there was an increase in caregiver related revenue of $1.7 million, primarily related to increased subscription fees and background check revenue.

Cost of Revenue

	Fiscal Year Ended			2014 Compared to 2013		2013 Compared to 2012
	December 27, 2014	December 28, 2013	December 31, 2012	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$30,345	$18,844	$10,210	$11,501	61%	$8,634	85%
Percentage of revenue	26%	23%	21%
Fiscal 2014 Compared to Fiscal 2013
The change was primarily related to an increase in product fulfillment costs of $6.2 million associated with Citrus Lane subscriptions. Additionally, we experienced higher compensation and related expenses of $1.5 million due to expanded headcount to meet the demand associated with our larger network of members and expanded product offerings. We also incurred higher costs related to increased expenditures for hosting costs, background checks and credit card processing fees of $0.9 million, $0.7 million and $0.7 million, respectively, partially offset by lower costs related to the amortization of technology intangible assets with useful lives that ended during fiscal 2013.
Fiscal 2013 Compared to Fiscal 2012
The change was primarily related to higher compensation and related expenses of $4.3 million due to expanded headcount as a result of the acquisitions completed during the second half of fiscal 2012 and, to a lesser extent, to meet the demand associated with our larger network of members and expanded product offerings. Additionally, we incurred higher costs related to the amortization of certain acquired intangible assets of $1.6 million, as well as increased expenditures for credit card processing fees and background checks of $0.5 million and $0.4 million, respectively.
Selling and Marketing

	Fiscal Year Ended			2014 Compared to 2013		2013 Compared to 2012
	December 27, 2014	December 28, 2013	December 31, 2012	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$75,817	$55,250	$35,916	$20,567	37%	$19,334	54%
Percentage of revenue	65%	68%	74%
Fiscal 2014 Compared to Fiscal 2013
The change principally related to higher spending on customer acquisition marketing of $14.7 million, of which $7.1 million was related to increased television advertising, on our consumer matching and payments businesses. Additionally, there was an increase of $3.2 million in compensation and related expenses. Furthermore, there was a $2.3 million increase primarily related to caregiver acquisition costs and selling and marketing costs of the Citrus Lane business.
Fiscal 2013 Compared to Fiscal 2012
The change was primarily attributed to increased spending on customer acquisition marketing of $13.5 million, of which $8.0 million was related to increased spending on television advertising. Additionally, there was an increase of $3.6 million in compensation and related expenses, largely due to the Breedlove and Betreut acquisitions completed in the second half of fiscal 2012. Furthermore, there was a $0.6 million increase in overhead related expenses, largely related to rent and utilities. Overall, selling and marketing expenses as a percentage of revenue decreased. This decrease was primarily the result of both the Breedlove and Betreut acquisitions. During fiscal 2013, both companies contributed to our revenue; however, our television advertising expenditures related to these companies were low.

Research and Development

	Fiscal Year Ended			2014 Compared to 2013		2013 Compared to 2012
	December 27, 2014	December 28, 2013	December 31, 2012	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Research and development	$16,984	$11,816	$7,662	$5,168	44%	$4,154	54%
Percentage of revenue	15%	15%	16%
Fiscal 2014 Compared to Fiscal 2013
The change was primarily related to higher compensation and related expenses of $3.5 million, largely due to an increase in headcount. Additionally, there was increased spending related to third-party resources of $1.2 million. The increase in both headcount and third-party resources was the result of our focus on developing new features and products, including work on our mobile applications and our international platform, to encourage member growth and engagement.
Fiscal 2013 Compared to Fiscal 2012
The change was primarily related to higher compensation and related expenses of $2.4 million, largely due to an increase in headcount. Additionally, there was increased spending on third-party resources of $1.4 million. The increase in both headcount and third-party resources was related to the increased investment in the development of our platform, principally related to work on new platform features, including work on our mobile applications, convenience payments product and our international platform.
General and Administrative

	Fiscal Year Ended			2014 Compared to 2013		2013 Compared to 2012
	December 27, 2014	December 28, 2013	December 31, 2012	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$30,088	$18,841	$13,671	$11,247	60%	$5,170	38%
Percentage of revenue	26%	23%	28%
Fiscal 2014 Compared to Fiscal 2013
The change was primarily related to higher compensation related expenses of $4.4 million as a result of increased headcount and general and administrative costs associated with Citrus Lane. Additionally, there was increased spending on third-party resources of $2.4 million related, $1.4 million in software subscriptions as we transition to a more robust ERP system to sustain growth, as well as recruiting and legal fees of $1.2 million and $0.9 million, respectively. Furthermore, insurance increased by $0.8 million as a result of additional required coverage to meet our obligations as a public company.
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
Depreciation and Amortization

	Fiscal Year Ended			2014 Compared to 2013		2013 Compared to 2012
	December 27, 2014	December 28, 2013	December 31, 2012	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$4,440	$4,387	$1,724	$53	1%	$2,663	154%
Percentage of revenue	4%	5%	4%

Fiscal 2014 Compared to Fiscal 2013
Depreciation and amortization expense was relatively consistent over the applicable measurement periods. Over the next five years, we expect to incur total amortization expense associated with previous acquisitions of $7.8 million.
Fiscal 2013 Compared to Fiscal 2012
The change was primarily related to a full year of amortization of certain intangible assets acquired as part of the Breedlove, Betreut and PIAP acquisitions completed during the second half of fiscal 2012. Over the next five years, we expect to incur total amortization expense associated with the three acquisitions of $8.1 million.
Impairment of Goodwill and Intangible Assets

	Fiscal Year Ended			2014 Compared to 2013		2013 Compared to 2012
	December 27, 2014	December 28, 2013	December 31, 2012	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Impairment of goodwill and intangible assets	$36,227	$—	$—	$36,227	100%	$—	—%
Percentage of revenue	31%	—%	—%
Fiscal 2014 Compared to Fiscal 2013
In the fourth quarter of 2014, we recognized a goodwill impairment charge of $33.8 and a pre-tax intangible asset impairment charge of $2.4 million. For additional information on this charge, see “Critical Accounting Policies and Estimates” of this Item 7 as well as Note 2, Significant Accounting Policies, and Note 4, Goodwill and Intangible Assets of our financial statements included in Item 8 of this Annual Report on Form 10-K.
Other Expense, net

	Fiscal Year Ended			2014 Compared to 2013		2013 Compared to 2012
	December 27, 2014	December 28, 2013	December 31, 2012	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Other expense, net	$(3,856)	$(291)	$(47)	$(3,565)	1,225%	$(244)	519%
Percentage of revenue	(3)%	—%	—%
Fiscal 2014 Compared to Fiscal 2013
The change was primarily driven by the market-to-market adjustment of redeemable convertible preferred stock associated with contingent acquisition consideration and the preferred stock warrants, as well as changes in foreign currency related to transactions for international entities in denominations other than the functional currency.
Fiscal 2013 Compared to Fiscal 2012
The change was primarily driven by the mark-to-market adjustment of redeemable convertible preferred stock associated with both the Breedlove contingent liability and the outstanding preferred stock warrants.
(Benefit From) Provision for Income Taxes

	Fiscal Year Ended			2014 Compared to 2013		2013 Compared to 2012
	December 27, 2014	December 28, 2013	December 31, 2012	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(752)	$354	$(317)	$(1,106)	(312)%	$671	(212)%
Percentage of revenue	(1)%	—%	(1)%

Fiscal 2014 Compared to Fiscal 2013
Our effective tax rate for the year ended December 27, 2014 was a benefit of 1% on a pre-tax loss, compared to a provision of (1)% on a pre-tax loss for the year ended December 28, 2013. The increase was a result of a non-recurring benefit from the release of a portion of the valuation allowance due to taxable temporary differences available as a source of income to realize certain pre-existing deferred tax assets as a result of the acquisition of Citrus Lane, partially offset     by the amortization of goodwill for tax purposes for which there is no corresponding book deduction. Our provision for income taxes in 2013 was primarily comprised of amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature and certain state taxes for jurisdictions where taxes are based on a measure other than net pre-tax profit; and partially offset by utilization of foreign net operating losses in jurisdictions with deferred tax liabilities.
Fiscal 2013 Compared to Fiscal 2012
Our effective tax rate for the year ended December 28, 2013 was (1)% compared to an effective tax rate of 2% for the year ended December 31, 2012. The decrease was primarily driven by deferred tax liabilities related to goodwill associated with the acquisition of Breedlove. We recorded a provision for income taxes of $0.4 million for the year ended December 28, 2013 and a benefit of $0.3 million for the year ended December 31, 2012. Our provision for income taxes for the years ended December 28, 2013 and December 31, 2012, comprised of the following:

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

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Cash flow (used in) provided by:
Operating activities	$(24,284)	$(12,661)	$(15,155)
Investing activities	(29,269)	(1,818)	(25,860)
Financing activities	94,585	(253)	50,157
Effect of exchange rates on cash balances	890	(85)	(29)
Increase (decrease) in cash and cash equivalents	$41,922	$(14,817)	$9,113
As of December 27, 2014, we had cash and cash equivalents of $71.9 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of December 27, 2014 was $2.1 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014, and to a lesser extent from the exercise of employee stock options. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Fiscal 2014
Cash from operating activities was a use of $24.3 million during the fiscal year 2014. This amount resulted from a net loss of $80.3 million, adjusted for non-cash items of $50.2 million, and a net $5.8 million source of cash due to increases in operating liabilities, partially offset by increases in operating assets.

Non-cash expenses within net loss consisted primarily of $36.2 million of impairment charges, $5.8 million of stock-based compensation expense, $5.4 million for depreciation and amortization, $2.3 million increase in contingent consideration payable in preferred stock, $0.9 million in contingent consideration payable in cash and $0.6 million in the fair value of stock warrants, partially offset by $0.9 million in deferred taxes.
An increase in operating liabilities and an increase in operating assets contributed $5.8 million to net cash used in operating activities. The cash generated from this change consisted of an increase in deferred revenue of $3.4 million, an increase in accrued expenses and other current liabilities of $2.5 million, an increase in accounts payable of $1.1 million, partially offset by an increase in unbilled accounts receivable of $1.1 million, an increase in accounts receivable of $0.9 million and an increase of $0.4 million in prepaid expenses and other current assets.
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
An increase in operating liabilities and a decrease in operating assets contributed $5.3 million to net cash used in operating activities. The cash generated from this change consisted of an increase in accrued expenses and other current liabilities of $2.9 million, increase in deferred revenue of $2.8 million and an increase in accounts payable of $0.7 million, partially offset by an increase in unbilled accounts receivable of $0.5 million and an increase in prepaid expenses and other assets of $0.5 million.
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
Investing Activities
Fiscal 2014
During fiscal 2014, we used $29.3 million of cash for investing activities, primarily related to $23.3 million used for the acquisitions of Citrus Lane and Consmr. Additionally, we had an outflow of $3.0 million related to other property and equipment purchased. Furthermore, a $2.8 million outflow related to the security deposit on our new corporate headquarters as discussed in our “Contractual Obligations” below. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Fiscal 2013
During fiscal 2013, we used $1.8 million of cash for investing activities. The cash used consisted of $1.4 million, principally related to furniture and fixtures expenditure and $0.4 million used in the acquisition of the assets of the BigTent public groups platform.
Fiscal 2012
During fiscal 2012, we used $25.9 million of cash for investing activities. The cash used consisted primarily of $25.1 million related to the cash portion of the acquisitions of Breedlove, Betreut and PIAP, and $0.4 million related to computer hardware and software expenditures. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.

Financing Activities
Fiscal 2014
During fiscal 2014, we generated $94.6 million of cash related to financing activities. $96.0 million was generated as net proceeds from the issuance of common stock upon the closing of our initial public offering and $0.8 million was generated from the exercise of employee stock options, partially offset by $2.2 million used for payments of contingent consideration previously established in purchase accounting.
Fiscal 2013
During fiscal 2013, we used $0.3 million of cash for financing activities. $1.1 million was used for payments of deferred offering costs, partially offset by $0.8 million cash generated from the exercise of employee stock options.
Fiscal 2012
During fiscal 2012, we generated $50.2 million of cash related to financing activities. The cash generated consisted primarily of $49.9 million from the issuance of Series E redeemable convertible preferred stock.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in fiscal 2014, 2013 or 2012.

Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and commitments to make potential future milestone payments as part of the Breedlove, PIAP and Citrus Lane acquisitions. For additional information, see Note 3, Business Acquisitions, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
The following table describes our contractual obligations as of December 27, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$47.3	$4.2	$8.7	$9.6	$24.8
Contingent obligations	19.2	11.0	8.2	—	—
Inventory purchase commitments	1.1	1.1	—	—	—
Total contractual obligations	$67.6	$16.3	$16.9	$9.6	$24.8
In July 2014, we entered into a lease agreement pursuant to which we agreed to lease office space to be used for our new headquarters, or the Prime Lease. The Prime Lease is initially for 36,174 square feet of office space, comprising of the entire sixth floor of the building located at 77 Fourth Avenue, Waltham, Massachusetts, or the Building. The leased premises under the Prime Lease will increase by an additional 36,395 square feet, comprising of the entire fourth floor of the Building, on March 1, 2019 and by an additional 36,174 square feet, comprising of the entire fifth floor of the Building, on April 1, 2019. The term of the Prime Lease commenced on August 4, 2014 and expires 120 months from the date base rent payments first become due, which date is the earlier of January 1, 2015 and the date we commence operations in the space. The total cash obligation for the base rent over the term of the Prime Lease will be $34.5 million.
Also in July 2014, we entered into two sublease agreements pursuant to which we agreed to lease the entire fourth and fifth floors of the Building. The term of the fourth floor sublease commenced August 4, 2014 and expires on February 15, 2019, after which the space will be leased by us pursuant to the Prime Lease. The total cash obligation for the base rent over the term of this sublease will be $4.3 million. The term of the fifth floor sublease commenced on August 4, 2014 and expires on March 30, 2019, after which the space will be leased by us pursuant to the Prime Lease. The total cash obligation for the base rent over the term of this sublease will be $4.1 million. We have the right to extend the term of the lease agreement for one ten-year period.
In addition to the base rent, we will also be required to pay our pro rata share of any building operating expenses and real estate taxes in excess of the amounts allocable to the leased space as of the applicable base years referenced in the Prime Lease and subleases.

In connection with the execution of the Prime Lease, we entered into an amendment to our lease agreement for our previous headquarters pursuant to which that agreement will terminate without penalty on the earlier of (i) ten days after the date we commenced operations under the Prime Lease and (ii) December 31, 2014.
We expect to incur approximately $0.4 million in future capital expenditures related to the relocation of our headquarters to this leased space.

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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
• Revenue recognition;
• Business combinations;
• Software development costs;
• Goodwill;
• Amortization and impairment of intangible assets;
• Income taxes; and
• Stock-based compensation.
For further information on our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements.
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
Software Development Costs
Internal and external software development costs associated with the development of software for internal use are expensed to research and development during the preliminary project stage and capitalized during the application development stage. For fiscal year ended December 27, 2014, costs incurred during application development stage and capitalized totaled $0.9 million. During fiscal years ended December 28, 2013 and December 31, 2012, , we believe the substantial majority of our development efforts were either in the preliminary stage of development or were for maintenance of, and minor upgrades and enhancements to internal-use software and, accordingly, application development costs were insignificant.
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
In performing the test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the reporting unit against its aggregate carrying value, including goodwill. If the carrying amount exceeds the reporting unit’s carrying value to its fair value. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation. The valuation is based upon expected future discounted operating cash flows of the reporting unit. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The second step requires us to perform a hypothetical purchase allocation as of the measurement date and estimate the fair value of net tangible and intangible assets. The fair value of intangible assets is determined as described below and is subject to significant judgment.
Since the fair value of our reporting units was determined by use of the DCF, and the key assumptions that drive the fair value in this model are the WACC, terminal values, growth rates, and the amount and timing of expected future cash flows, significant judgment is applied in determining fair value. If the current economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is our projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if these assumptions were to be adversely impacted, this could result in a reduction of the fair value of this reporting unit.
We conducted our fiscal 2014 annual impairment test as of September 28, 2014 (the first day of our fourth fiscal quarter). We utilized discounted cash flows, or DCF, and market approaches to estimate the fair value of our reporting units as of September 28, 2014 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. Because Citrus Lane was recently acquired and was operating reasonably close to expectations, we performed only a qualitative screen for impairment of that reporting unit as is allowed under ASC 350. As a result of completing Step 1, all of the reporting units we tested had fair values exceeding their carrying values, and as such, Step 2 of the impairment test was not required for those reporting units.
During the fourth quarter of fiscal 2014, primarily as a result of unexpected changes, both internal and external, we determined that indicators of impairment existed with respect to our Citrus Lane Reporting Unit. The fair value of the reporting unit was deemed to be below its carrying value and, as such, we performed Step 2 of the goodwill impairment test. Step 2 of the goodwill impairment test requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill. Upon completion of the Step 2 analysis we determined that the Citrus Lane goodwill was impaired and recorded a $33.8 million impairment expense.
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
During the fourth quarter of fiscal 2014, in connection with our goodwill impairment analysis related to our Citrus Lane Reporting Unit, we performed a Step 2 test of recoverability of finite lived intangibles in accordance with ASC 360. The results indicated that our undiscounted future cash flows would not recover the carrying value of the Citrus Lane proprietary software and trade name intangible assets. We then performed a Step 3 impairment analysis of finite lived intangible assets under ASC 360 and determined that the carrying value of the Citrus Lane proprietary software and trade name exceeded the fair value of those assets as of the end of the fourth quarter. As a result, we recognized an intangible asset impairment of $2.4 million.
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
Stock-Based Compensation

We account for all stock-based awards to employees and members of our board of directors, to the extent such awards were issued in connection with their services as directors, in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as an operating expense based on their fair value. In accordance with ASC 718, we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.
We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical dividend payments, which have been zero to date. The expected volatility for our common stock is estimated by taking the average historic price volatility for a group of similarly situated publicly traded companies based on daily price observations over a period equivalent to the expected term of the stock option grants. These publicly traded companies were selected based on comparable characteristics to us and consist of several companies in the technology industry that are similar in enterprise value, stage of life cycle, risk profile, financial leverage and with historical share price information sufficient to meet the expected life of our stock-based awards. We estimate the weighted-average expected life of the option awards as the average of the option vesting schedule and the term of the award, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time that share-based awards have been exercisable. The term of the award is estimated using the simplified method, as awards are plain vanilla option awards. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in compensation expense is recognized in the period of the change. The estimation of option awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.
Stock-based awards issued to non-employees, are accounted for using the fair value method in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. These stock options are typically granted in exchange for consulting services to be rendered, and vest over periods of up to four years. In accordance with authoritative guidance, the fair value of non-employee stock-based awards is estimated on the date of grant, and subsequently revalued at each reporting period over their vesting period using the Black-Scholes option-pricing model.

Recently Issued and Adopted Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2015-02, "Consolidation (Topic 810)-Amendments to the Consolidation Analysis," which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are currently evaluating the impact the adoption of Topic 810 will have on our financial statements.
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary Items." ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. We are currently evaluating the impact of adopting this new accounting standard on our financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern," which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us in our fiscal year 2018. Early application is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on its ongoing financial reporting.
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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 27, 2014 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of December 27, 2014 or December 28, 2013. Under our current investment policy, we invest our excess cash in money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Care.com, Inc.

We have audited the accompanying consolidated balance sheets of Care.com, Inc. as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 27, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Care.com, Inc. at December 27, 2014 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 27, 2015

CARE.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$71,881	$29,959
Restricted cash	85	246
Accounts receivable (net of allowance of $0 and $56, respectively)	2,592	1,609
Unbilled accounts receivable	3,541	2,477
Prepaid expenses and other current assets	7,961	1,731
Total current assets	86,060	36,022
Property and equipment, net	6,323	1,553
Intangible assets, net	8,965	11,418
Goodwill	68,685	62,686
Other non-current assets	3,071	2,150
Total assets	$173,104	$113,829

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,463	$2,031
Accrued expenses and other current liabilities	12,732	7,023
Current contingent acquisition consideration	10,685	5,463
Deferred revenue	13,346	8,304
Total current liabilities	42,226	22,821
Contingent acquisition consideration	7,267	5,166
Deferred tax liability	2,119	1,112
Other non-current liabilities	3,442	785
Total liabilities	55,054	29,884

Commitment and contingencies (see note 6)

Redeemable convertible preferred stock $0.01 par value; 22,632; 21,299 shares issued and outstanding; aggregate liquidation value of $161,666 as of December 28, 2013	—	152,251

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 31,615 and 3,197 shares issued and outstanding, respectively	32	3
Additional paid-in capital	277,583	9,311
Accumulated deficit	(159,859)	(79,563)
Accumulated other comprehensive income	294	1,943
Total stockholders' equity (deficit)	118,050	(68,306)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$173,104	$113,829

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012

Revenue	$116,713	$81,487	$48,493
Cost of revenue	30,345	18,844	10,210
Operating expenses:
Selling and marketing	75,817	55,250	35,916
Research and development	16,984	11,816	7,662
General and administrative	30,088	18,841	13,671
Depreciation and amortization	4,440	4,387	1,724
Impairment of goodwill and intangible assets	36,227	—	—
Total operating expenses	163,556	90,294	58,973
Operating loss	(77,188)	(27,651)	(20,690)
Other expense, net	(3,856)	(291)	(47)
Loss before income taxes	(81,044)	(27,942)	(20,737)
(Benefit from) provision for income taxes	(752)	354	(317)
Net loss	(80,292)	(28,296)	(20,420)
Accretion of preferred stock	(4)	(57)	(48)
Net loss attributable to common stockholders	$(80,296)	$(28,353)	$(20,468)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.77)	$(9.45)	$(7.97)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	28,941	3,000	2,568

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012

Net loss	$(80,292)	$(28,296)	$(20,420)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,649)	806	1,137
Comprehensive loss	$(81,941)	$(27,490)	$(19,283)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except per share data)

	Redeemable Convertible Preferred Stock		Stockholders' (Deficit) Equity
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance at December 31, 2011	13,962	$61,078	2,236	$2	$1,502	$(30,742)	$—	$(29,238)
Preferred stock financing	3,826	49,904	—	—	—	—	—	—
Preferred stock issued in connection with acquisitions	3,511	41,164	—	—	—	—	—	—
Exercises of stock options	—	—	152	—	253	—	—	253
Issuance of common stock in connection with acquisitions	—	—	494	1	2,921	—	—	2,922
Accretion of issuance costs	—	48	—	—	—	(48)	—	(48)
Stock-based compensation	—	—	—	—	1,952	—	—	1,952
Foreign currency translation adjustment	—	—	—	—	—	—	1,137	1,137
Net loss	—	—	—	—	—	(20,420)	—	(20,420)
Balance at December 31, 2012	21,299	$152,194	2,882	3	6,628	(51,210)	1,137	(43,442)
Exercises of stock options	—	—	315	—	821	—	—	821
Accretion of issuance costs	—	57	—	—	—	(57)	—	(57)
Stock-based compensation	—	—	—	—	1,862	—	—	1,862
Foreign currency translation adjustment	—	—	—	—	—	—	806	806
Net loss	—	—	—	—	—	(28,296)	—	(28,296)
Balance at December 28, 2013	21,299	152,251	3,197	3	9,311	(79,563)	1,943	(68,306)
Exercises of stock options	—	—	220	—	994	—	—	994
Exercises of warrants	—	—	76	—	968	—	—	968
Accretion of issuance costs	—	—	—	—	—	(4)	—	(4)
Contingent consideration payable in shares	—	—	—	—	4,878	—	—	4,878
Stock-based compensation	—	—	—	—	4,357	—	—	4,357
Foreign currency translation adjustment	—	—	—	—	—	—	(1,649)	(1,649)
Contingent consideration paid in preferred stock	192	2,626	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	(21,491)	(154,877)	21,491	22	154,855	—	—	154,877
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	6,153	6	94,804	—	—	94,810
Issuance of common stock in connection with acquisitions	—	—	478	1	5,968			5,969
Acceleration of Citrus Lane restricted stock awards	—	—	—	—	1,448	—	—	1,448
Net loss	—	—	—	—	—	(80,292)	—	(80,292)
Balance at December 27, 2014	—	$—	31,615	$32	$277,583	$(159,859)	$294	$118,050

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Cash flows from operating activities
Net loss	$(80,292)	$(28,296)	$(20,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,805	1,862	1,952
Depreciation and amortization	5,401	6,702	2,440
Deferred taxes	(893)	284	(345)
Contingent consideration expense	900	1,342	239
Change in fair value of contingent consideration payable in preferred stock	2,258	—	—
Change in fair value of stock warrants	606	115	93
Impairment of goodwill and intangible assets	36,227	—	—
Other non-operating expenses	(89)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	4	23	89
Accounts receivable	(892)	(46)	(473)
Unbilled accounts receivable	(1,066)	(458)	(1,060)
Prepaid expenses and other current assets	(432)	(462)	(584)
Other non-current assets	353	(109)	(208)
Accounts payable	1,057	706	711
Accrued expenses and other current liabilities	2,479	2,870	339
Deferred revenue	3,422	2,821	1,907
Other non-current liabilities	868	(15)	165
Net cash used in operating activities	(24,284)	(12,661)	(15,155)
Cash flows from investing activities
Purchases of property and equipment	(3,038)	(1,420)	(413)
Payments for acquisitions, net of cash acquired	(23,333)	(398)	(25,075)
Cash withheld for purchase consideration	(73)	—	(230)
Payments for security deposits	(2,825)	—	(142)
Net cash used in investing activities	(29,269)	(1,818)	(25,860)
Cash flows from financing activities
Proceeds from initial public offering net of offering costs	96,007	—	—
Proceeds from exercise of common stock options	787	821	253
Proceeds from the issuance of redeemable preferred stock	—	—	49,904
Payments for deferred offering costs	—	(1,074)	—
Payments of contingent consideration previously established in purchase accounting	(2,209)	—	—
Net cash provided by financing activities	94,585	(253)	50,157

Effect of exchange rate changes on cash and cash equivalents	890	(85)	(29)
Net increase (decrease) in cash and cash equivalents	41,922	(14,817)	9,113
Cash and cash equivalents, beginning of the period	29,959	44,776	35,663
Cash and cash equivalents, end of the period	$71,881	$29,959	$44,776

See accompanying notes to the consolidated financial statements

Supplemental disclosure of cash flow activities
Cash paid for taxes	$94	$26	$33
Supplemental disclosure of non-cash investing and financing activities
Non-cash purchases of property and equipment	$2,575	$—	$—
Issuance of preferred and common stock in connection with acquisitions	$5,969	$—	$44,089
Contingent acquisition consideration	$—	$—	$9,049
Accretion of preferred stock to redemption value	$4	$57	$48
Conversion of preferred stock to common stock	$154,855	$—	$—
Reclassification of warrant liability to additional paid-in capital	$968	$—	$—
Reclassification of contingent consideration payable in common shares	$4,878	$—	$—
Unpaid deferred offering costs	$—	$479	$—

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

1. Organization and Description of Business
Care.com, Inc. (the “Company”, “we”, “us”, and “our”), a Delaware corporation, was incorporated on October 27, 2006. We are the world’s largest online marketplace for finding and managing family care. Our consumer matching solutions enable families to connect to caregivers and caregiving services in a reliable and easy way and our payment solutions enable families to pay caregivers electronically online or via their mobile device and to manage their household payroll and tax matters with Care.com HomePay. In addition, we serve employers by providing access to our platform to employer-sponsored families and care-related businesses-such as day care centers, nanny agencies and home care agencies-who wish to market their services to our care-seeking families and recruit our caregiver members. We also operate a social e-commerce service selling curated products designed for families. This service generates revenue through the sale of subscriptions and other products to customers in the United States.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, our business is affected by a variety of factors. For example, we believe that changes in any of the following areas could have a significant negative effect on our future financial position, results of operations or cash flows: rates of revenue growth; access to capital at acceptable terms; engagement and usage of our products; scaling and adaptation of existing technology and network infrastructure; competition in our market; management of our growth; acquisitions and investments; qualified employees and key personnel; protection of our brand and intellectual property; protection of customers’ information and privacy concerns; and security measures related to our website, among other things.
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
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and revenue allowances, intangible asset valuations, expected future cash flows used to evaluate the recoverability of long-lived assets, the useful lives of long-lived assets including property and equipment and intangible assets, valuation of common and preferred stock and warrants to purchase preferred stock, fair value of stock-based awards, goodwill, income taxes, contingent consideration, and contingencies. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from the estimates.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

Shipping and handling charges are included in revenue on a gross basis. Taxes that are collected from customers and remitted to government authorities are presented on a net basis and are excluded from revenue.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with major financial institutions throughout the world that management assesses to be of high-credit quality in order to limit exposure of each investment. As of December 27, 2014 and December 28, 2013, substantially all of our cash had been invested in money market funds.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. During the year ended December 27, 2014, one customer accounted for 15% of total accounts receivable and no customer accounted for more than 10% of total revenue. During the year ended December 28, 2013 no single customer accounted for more than 10% of total accounts receivable or revenue. In addition, our credit risk is mitigated by a relatively short collection period. Collateral is not required for accounts receivable. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on management’s best estimates. Amounts determined to be uncollectible are written off against this reserve.
Foreign Currency Translation
We determine the functional currency for our foreign subsidiaries by reviewing the currencies in which their respective operating activities occur. Financial information is translated from the functional currency to the U.S. dollar, the reporting currency, for inclusion in our consolidated financial statements. Income, expenses, and cash flows are translated at average exchange rates prevailing during each month of the fiscal year, and assets and liabilities are translated at fiscal period end exchange rates. Foreign exchange transaction gains and losses are included in other expense, net in the accompanying consolidated statements of operations. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. For the years ended December 27, 2014, December 28, 2013 and December 31, 2012, we recorded foreign currency transaction losses of approximately $1.0 million, $0.1 million and $0.1 million, respectively, included in other expense, net in the accompanying consolidated statements of operations.
Cash Equivalents
We consider highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. As of December 27, 2014 and December 28, 2013, cash equivalents consisted of money market funds.
Restricted Cash
Restricted cash relates primarily to monies held in escrow to settle contractual obligations and funds received from families that are due to their clients’ respective providers or the taxing authorities, but have not yet been remitted. Amounts received from families that are held by us until disbursement to their providers and taxing authorities are restricted as to usage because we are obligated to forward such funds to the recipients on behalf of our paying families. As of December 27, 2014, restricted cash is classified within current assets in the accompanying consolidated balance sheets because such amounts are scheduled to be remitted within the twelve months following the balance sheet date.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

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
Cost of Revenue
Cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments and the cost of background checks run on both families and caregivers. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions and website intangible assets. In addition, we have product fulfillment costs, largely consisting of product, shipping and costs associated with our third party fulfillment providers.
Recurring Fair Value Measurement
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

For contingent consideration payable in preferred stock, we used a valuation of the company based on both an income and market approach to determine the fair value of the preferred stock as of the acquisition date and on an-ongoing basis. Upon the closing of our initial public offering (“IPO”) in January 2014, the contingent consideration payable in preferred stock was automatically converted to the right to receive common stock at the then-applicable conversion rate. Contingent consideration payable in preferred stock was written up to fair value as of the closing date of the IPO and was reclassified to permanent equity and will no longer be marked-to-market. There have been no changes in the probability of the earn-out payment through December 27, 2014.
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
During the year-ended December 28, 2013 we reassessed the probability of achievement on the Care Concierge, Inc. contingent acquisition cash payment based on the achievement of certain revenue milestones and the probability of reaching both the 2013 and 2014 milestones, which resulted in $0.6 million of incremental expense. No incremental expense was recorded in the year ended December 27, 2014. During the year ended December 27, 2014, in connection with our acquisition of Citrus Lane, Inc. (“Citrus Lane”), we recognized acquisition consideration payable in cash and shares totaling $17.5 million. The probability of achievement of this earn-out is assessed at 100%.
The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Breedlove & Associates, LLC, Care Concierge, Inc. and Citrus Lane during the applicable earn-out period, appropriately discounted considering the uncertainties associated with the applicable obligation, and calculated in accordance with the terms of the applicable transaction agreement. As such, the cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone date approaches, the fair value of this liability will increase.
Preferred Stock Warrants - Preferred stock warrants consist of warrants issued in connection with debt financings. The fair value of the warrants was determined using the Black-Scholes option-pricing model. In conjunction with the closing of the IPO, the warrant exercisable for shares of our Series A-1 Preferred Stock was automatically converted into a warrant exercisable for shares of our common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrant met the criteria for equity classification upon its conversion to a warrant for the purchase of common stock. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of December 27, 2014, we had no outstanding warrant liability. Refer to Note 7 - Stockholders’ Equity (Deficit) for a discussion of the methodology used and changes in the fair value of our preferred stock warrants.
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 27, 2014 and December 28, 2013 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	December 27, 2014				December 28, 2013
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds and certificates of deposit	$15,656	$—	$—	$15,656	$15,085	$—	$—	$15,085
Total assets	$15,656	$—	$—	$15,656	$15,085	$—	$—	$15,085

Liabilities:
Contingent acquisition consideration	$—	$—	$17,952	$17,952	$—	$—	$10,630	$10,630
Preferred stock warrants	—	—	—	—	—	—	362	362
Total liabilities	$—	$—	$17,952	$17,952	$—	$—	$10,992	$10,992

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration and preferred stock warrants which represent recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

	December 27, 2014		December 28, 2013
	Contingent Acquisition Consideration	Preferred Stock Warrants	Contingent Acquisition Consideration	Preferred Stock Warrants
Beginning balance	$10,630	$362	$9,288	$247
Contingent consideration liability recorded in connection with Citrus Lane acquisition	14,510	—	—	—
Increase in fair value included in earnings	3,158	606	1,342	115
Reclassification to permanent equity	(4,878)	(968)	—	—
Contingent acquisition consideration payments	(5,468)	—	—	—
Ending balance	$17,952	$—	$10,630	$362
Non-Recurring Fair Value Measurements
We remeasure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. For fiscal year ended December 27, 2014, we recorded an intangible asset impairment charge of $2.4 million and a goodwill impairment charge of $33.8 million, each related to our Citrus Lane reporting unit. This adjustment falls within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The fair value measurements were determined using a DCF analysis, and the amount and timing of future cash flows within the analysis were based on our most recent operational budgets, long-range strategic plans and other estimates at the time such re-measurements were made. No remeasurement of such assets occurred at December 28, 2013 or December 31, 2012. Other financial instruments not measured or recorded at fair value in the accompanying consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
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
Software Development Costs
Internal and external software development costs associated with the development of software for internal use are expensed to research and development during the preliminary project stage and capitalized during the application development stage. For fiscal year ended December 27, 2014, costs incurred during application development stage and capitalized totaled $0.9 million. During fiscal years ended December 28, 2013 and December 31, 2012, we believe the substantial majority of our development

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

efforts were either in the preliminary stage of development or were for maintenance of, and minor upgrades and enhancements to internal-use software and, accordingly, application development costs were insignificant.
Equity Method Investment
During fiscal 2012, we made a 50% investment in Care International Exchange, Inc. (the “Venture”), a venture formed with Magsaysay People Resources Corporation (‘‘Magsaysay’’). The purpose of the Venture is to conduct activities related to a live-in care program with the goal of generating revenue from the placement of foreign-born providers with families, institutions or individuals seeking live-in home care throughout Canada. Our initial investment in the Venture was $50,000, and we and Magsaysay each have a commitment to provide an additional $0.4 million of funding over the next two years. We account for our investment in the Venture using the equity method of accounting based on our voting interest as we have significant influence over the Venture. Accordingly, our share of the income or loss of the Venture is recorded in other income or expense in the accompanying consolidated statements of operations. To date, the operations of the Venture have not been significant.
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
In performing the test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the reporting unit against its aggregate carrying value, including goodwill. If the carrying amount exceeds the reporting unit’s carrying value to its fair value. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The second step requires us to perform a hypothetical purchase allocation as of the measurement date and estimate the fair value of net tangible and intangible assets. The fair value of intangible assets is determined as described below and is subject to significant judgment.
Since the fair value of our reporting units was determined by use of the discounted cash flows, or DCF, and the key assumptions that drive the fair value in this model are the WACC, terminal values, growth rates, and the amount and timing of expected future cash flows, significant judgment is applied in determining fair value. If the current economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is our projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if these assumptions were to be adversely impacted, this could result in a reduction of the fair value of this reporting unit.
We conducted our fiscal 2014 annual impairment test as of September 28, 2014 (the first day of our fourth fiscal quarter). We utilized DCF and market approaches to estimate the fair value of our reporting units as of September 28, 2014 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. Because Citrus Lane was recently acquired and was operating reasonably close to expectations, we performed a qualitative screen for impairment of that reporting unit as is allowed under ASC 350. As a result of completing Step 1, all of the reporting units had fair values exceeding their carrying values, and as such, Step 2 of impairment test was not required for those reporting units.
During the fourth quarter of fiscal 2014, primarily as a result of unexpected changes, both internal and external, we determined that indicators of impairment existed at our Citrus Lane Reporting Unit. The fair value of reporting unit was deemed to be below its carrying value and Step 2 of the goodwill impairment test was performed. Step 2 of the goodwill impairment test requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill. Upon completion of the Step 2 analysis, we determined that the Citrus Lane goodwill was impaired and recorded a $33.8 million impairment expense.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

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
During the fourth quarter of fiscal 2014, in connection with our goodwill impairment analysis, we performed a Step 2 test of recoverability of finite lived intangibles in accordance with ASC 360, indicating that our undiscounted future cash flows would not recover the carrying value of the Citrus Lane proprietary software and trade name intangible assets. We then performed a Step 3 impairment analysis of finite lived intangible assets under ASC 360 and determined that the carrying value of the Citrus Lane proprietary software and trade name exceeded the fair value of those assets as of the end of the fourth quarter and recognized an intangible asset impairment of $2.4 million.
During the fourth quarter of fiscal 2012, we made the decision to replace the Care.com Europe proprietary software with a new, worldwide, international platform that was to be developed. As a result of this decision we tested the associated asset group for recoverability and concluded that an indicator of impairment did not exist. However, in connection with the decision to migrate the existing technology platform to the new worldwide platform, we concluded the useful life of the technology platform should be reassessed. We revised the useful life to be one year to coincide with our migration plan.
During the third quarter of fiscal 2013, we made the decision to migrate the PIAP trade name to Care Concierge. As a result of this decision we tested the associated asset group for recoverability and concluded that an indicator of impairment did not exist. However, in connection with the decision to migrate to the new trade name, we concluded the useful life of the PIAP trade name should be reassessed. We revised the useful life to be four months to coincide with our migration plan.
Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful life of the assets or, where applicable and if shorter, over the lease term. The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 27, 2014	December 28, 2013
Computer equipment	$2,476	$1,444
Furniture and fixtures	1,708	1,154
Software	1,066	199
Leasehold improvements	3,137	183
Total	8,387	2,980
Less accumulated depreciation	(2,064)	(1,427)
Property and equipment, net	$6,323	$1,553
Property and equipment are depreciated over the following estimated useful lives:

Estimated Useful Life
Computer equipment	3 years
Leasehold improvements	Lesser of asset life or lease term
Furniture and fixtures	3 years
Software	3 years

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

Depreciation expense for the years ended December 27, 2014, December 28, 2013 and December 31, 2012 was $0.9 million, $0.7 million and $0.3 million, respectively.
Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.
In accordance with ASC 360-10-35-15, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, we review the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are not depreciated. Assets and liabilities that are part of a disposal group and classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We have not recognized any impairment losses during the years ended December 27, 2014, December 28, 2013 and December 31, 2012, with respect to property, plant and equipment.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 27, 2014 and December 28, 2013, we did not have any uncertain tax positions.
Presentation of Taxes in the Consolidated Statements of Operations
We present taxes that are collected from customers and remitted to government authorities on a net basis in the consolidated statements of operations.
Stock-Based Compensation
We account for all stock-based awards to employees and members of our board of directors, to the extent such awards were issued in connection with their services as directors, in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as an operating expense based on their fair value. In accordance with ASC 718, we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.
We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives, including estimated forfeiture rates. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical dividend payments, which have been zero to date. The expected volatility for our common stock is estimated taking the average historic price volatility for a group of similarly situated publicly traded companies based on daily price observations over a period equivalent to the expected term of the stock option grants. These publicly traded companies were selected based on comparable characteristics to us and consist of several companies in the technology industry that are similar in enterprise value, stage of life cycle, risk profile, financial leverage and with historical share price information sufficient to meet the expected life of our stock-based awards. We estimate the weighted-average expected life of the option awards as the average of the option vesting schedule and the term of the award, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time share-based awards have been exercisable. The term of the award is estimated using the simplified method, as awards are plain vanilla option awards. Forfeiture rates are estimated using historical actual forfeiture trends as well as our judgment of future forfeitures. These rates are evaluated at least quarterly and any change in compensation expense is recognized in the period of the change. The estimation of option awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

adjustment in the period the estimates are revised. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.
Stock-based awards issued to non-employees, are accounted for using the fair value method in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. These stock options are typically granted in exchange for consulting services to be rendered, and vest over periods of up to four years. In accordance with authoritative guidance, the fair value of non-employee stock-based awards is estimated on the date of grant, and subsequently revalued at each reporting period over their vesting period using the Black-Scholes option-pricing model.
Advertising Costs
We expense advertising costs as incurred when the advertisement is run. We incurred advertising expenses of $30.5 million, $22.3 million and $14.3 million for the years ended December 27, 2014, December 28, 2013 and December 31, 2012, respectively, which was included in the accompanying consolidated statements of operations as a component of selling and marketing expense.
Accumulated Other Comprehensive Income
As of December 27, 2014 and December 28, 2013, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments.
Recently Issued and Adopted Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01”), which eliminates the requirement of Extraordinary Items to be separately classified on the income statement.  ASU 2015-01 is effective for annual periods ending after December 15, 2015 and for annual and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us in our fiscal year 2018. Early application is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. We currently do not have operations that are reported as discontinued operations and do not expect the adoption of this guidance to have a material effect on our financial position, results of operations, or cash flows.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except in

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

certain situations. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.
3. Business Acquisitions
Citrus Lane
On July 17, 2014, we acquired Citrus Lane, a social e-commerce service selling curated products designed for families for a total consideration of $22.9 million in cash and 0.4 million shares of common stock (valued at $3.8 million). In addition, up to $16.4 million in cash (valued at $14.5 million) and up to an additional 0.1 million shares of common stock (valued at $1.1 million) will be payable in the event Citrus Lane achieves certain milestones in 2015 and 2016.
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
We recorded our estimate of the fair value of this contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Citrus Lane during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the merger agreement. There have been no changes in the probability of the earn-out payment through December 27, 2014. The cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone dates approach, the fair value of this liability will increase. This increase in fair value was recorded in general and administrative expenses in the accompanying consolidated statements of operations. The results of operations for Citrus Lane have been included in our consolidated financial statements since the date of acquisition. For the period from the date of acquisition to December 27, 2014, revenue and net loss for Citrus Lane totaled $6.0 million and $42.9 million, respectively.
Identifiable Intangible Assets
As part of the preliminary purchase price allocation, we determined that Citrus Lane's primary separately identifiable intangible assets were its proprietary software and trade name. We used a hybrid approach to value the proprietary software. This approach incorporates elements of the income and cost approaches, specifically the lost profits and replacement cost methods. We used a relief from royalty method to value the trade name. This method assumes that a willing buyer would pay a royalty for the use of an asset, rather than incurring the costs associated with internally developing an asset of identical utility. The fair value is calculated by taking the present value of avoided after-tax cash flows discounted back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset then discounted based on an appropriate discount rate. The 22.5% discount rate applied was benchmarked with reference to the implied rate of return from the transaction model, as well as an estimate of a market participant's weighted-average cost of capital based on the capital asset pricing model.
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
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

Preliminary Allocation of Purchase Price
The acquisition has been accounted for as a business combination under FASB ASC Topic 805, Business Combinations (“ASC 805”). The purchase price has been assigned to the assets acquired and liabilities assumed based on their estimated fair values. As of July 17, 2014, we recognized $41.8 million of goodwill. A summary of the preliminary purchase price allocation for the acquisition of Citrus Lane is as follows (in thousands):

Total purchase consideration
Cash	$22,881
Fair value of common stock	3,844
Fair value of contingent acquisition consideration	15,600
Fair value of stock options exchanged	1,026

Total purchase price	$43,351

Allocation of the purchase consideration
Tangible assets	$2,865
Liabilities assumed	(4,098)
Identifiable intangible assets	4,600
Deferred tax liabilities	(1,855)
Goodwill	41,839

Total purchase price allocation	$43,351
The fair value of the stock options exchanged and recorded as purchase price represents the fair value of the Citrus Lane options converted into options to purchase our common stock attributable to pre-combination services pursuant to ASC 805, Business Combinations. The remainder of the fair value of these options of $1.4 million will be recognized as stock-based compensation expense over the remaining vesting period, which is approximately 2.6 years. We estimated fair value of the stock options using a binomial valuation model with the following weighted average assumptions: risk free rate of 1.8%, expected volatility of 49.4%, expected life of 5.4 years and dividend of 0.0%. The weighted average fair value of stock options granted is $9.34 per share. We also recorded stock-based compensation expense of approximately $1.4 million related to the acceleration of vesting of certain equity awards assumed as part of the Citrus Lane acquisition.
The estimated fair values for specifically identifiable intangible assets acquired are as follows (in thousands):

		Weighted-average amortization period (in years)
Proprietary software	$3,000	7
Trade-names	1,600	10
Total purchase price	$4,600

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

The sellers are also entitled to additional contingent consideration (“Earn-Out”) based upon the performance of the business acquired during a two year period spanning from July 17, 2014 through July 17, 2016. This consideration is based on the ability to introduce new product offerings or product options to Citrus Lane customers. In the event the Earn-Out targets are achieved, we will make payments of $8.2 million in each of the periods ended September 26, 2015 and September 24, 2016, respectively. The estimated fair value of the contingent consideration was determined to be $15.2 million at the acquisition date and was initially recorded in current and non-current contingent acquisition consideration on our consolidated balance sheet. There is also a component of the contingent consideration payable in common stock, which is based on a fixed number of shares on each of the periods ended September 26, 2015 and September 24, 2016, and has been recorded as permanent equity in purchase accounting using the acquisition date stock price part of our purchase accounting. We determined the future estimated fair value for the contingent consideration by applying a present value calculation of probable earn-out payments using an appropriate discount rate for us. We recorded charges of $0.6 million due to the accretion of changes in the valuation of contingent consideration, reported in general and administrative expenses. In addition, certain former employees of Citrus Lane may receive two annual contingent payments (subject to adjustment) not to exceed $1.4 million (the “Employee Bonus Pool”). A portion of the Employee Bonus Pool, $0.3 million, is based on the achievement of the Earn-Out targets noted earlier as well as the individual remaining employed by Care.com. The remaining $1.1 million is based solely on the individuals remaining employed by Care.com. Each is payable after the first and second anniversaries, from the date of acquisition, provided the individuals remain employed by Care.com on such dates. In case of separation, the Employee Bonus Pool attributable to the terminated employee is reallocated to the remaining employees. Since these payments are contingent on future employment, they are being recognized as compensation expense ratably over the required service periods. We recorded compensation expense of $0.5 million for the year ended December 27, 2014.
The excess of the purchase price over the estimated fair value of the net tangible assets and intangible assets acquired was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Citrus Lane acquisition. None of the goodwill is expected to be deductible for income tax purposes. Refer to Note 2 - Significant Accounting Policies.
Pro forma Information
The following unaudited pro forma financial information presents the combined results of operations of Care.com and Citrus Lane as if the acquisition had occurred on January 1, 2013, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Citrus Lane acquisition, factually supportable, and expected to have a continuing impact on us. Actual 2014 impairment charges were excluded from the pro forma results below. The pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2013.

	Pro Forma for the Years Ended
	December 27, 2014	December 28, 2013
(in millions)
Revenue	$121.7	$87.2
Net loss	$(45.8)	$(35.0)
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

BigTent
In June 2013 we acquired certain assets and liabilities of BigTent, a provider of an online forum for groups to share information, which we determined to be an acquisition of a business. The results of operations of this acquisition have been included in our consolidated results from their respective acquisition dates. The total consideration for this acquisition was $0.7 million, paid in cash. In allocating the total purchase consideration for this acquisition based on estimated fair values, we recorded $0.5 million of identifiable intangible assets. Intangible assets acquired included primarily proprietary software and customer relationships with weighted average useful lives of 6.6 years.Transaction costs related to this business combination were not material and are included in general and administrative expenses in the accompanying consolidated statements of operations. We concluded that this acquisition did not represent a material business combination and therefore, no proforma financial information has been provided herein.
Breedlove
On August 3, 2012, we acquired all of the outstanding capital stock of Breedlove & Associates, L.L.C. (Breedlove), a provider of household employer payroll, tax and compliance services. The aggregate consideration payable to the former stockholders of Breedlove was $53.9 million. This consideration consisted of: $23.1 million that was paid in cash; the issuance of 1.7 million shares of our Series E preferred stock, valued at $21.9 million; and, if certain revenue-based milestones were achieved through 2014, up to an additional $5.0 million in cash (valued at $3.9 million) and 0.4 million additional shares of Series E preferred stock (gross value of $5.0 million). In connection with the acquisition, we incurred $0.1 million of merger related transaction costs, which we recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2012.
We recorded our estimate of the fair value of this contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Breedlove during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the equity purchase agreement. The cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone date approaches, the fair value of this liability will increase. This increase in fair value was recorded in general and administrative expenses in the accompanying consolidated statements of operations. The preferred stock portion of the contingent consideration represents a liability in accordance with ASC 480-10, Distinguishing Liabilities from Equity, and is marked to market each reporting period with changes in market value recognized in other expense, net in the accompanying consolidated statements of operations. The results of operations for Breedlove have been included in our consolidated financial statements since the date of acquisition. The 2013 earn-out payment was remitted in the first quarter of fiscal 2014 in full. There have been no changes in the probability of the earn-out payment related to the 2014 earnout through December 27, 2014. For the period from the date of acquisition to December 31, 2012, revenue and net loss for Breedlove totaled $3.1 million and $0.1 million, respectively.
During the years ended December 27, 2014 and December 28, 2013 we recognized $2.3 million and $0.2 million of expense related to the increase in fair value of the redeemable preferred stock.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

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
We amortized these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows, as we believe this will approximate the pattern in which the economic benefits of the assets will be utilized, or where we have concluded that the cash flows were not reliably determinable, on a straight-line basis.
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
Identifiable Intangible Assets
As part of the purchase price allocation, we determined that Betreut’s primary separately identifiable intangible assets were its customer relationships, proprietary software, trade name and caregiver relationships. We used the multi-period excess earnings method to value the customer relationships. This method estimates the fair value of an asset by isolating the future projected earnings or cash flows attributable to that specific asset and then by discounting this economic benefit stream back to present value at the required rate of return. We used a hybrid approach to value the proprietary software and caregiver relationships. This approach incorporates elements of the income and cost approaches, specifically the lost profits and replacement cost methods. We used a relief from royalty method to value the trade name. This method assumes that a willing buyer would pay a royalty for the use of an asset, rather than incurring the costs associated with internally developing an asset of identical utility. The fair value is calculated by taking the present value of avoided after-tax cash flows discounted back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted for each intangible asset then discounted based on an appropriate discount rate. The discount rates applied, which ranged between 16.5% and 17.3%, were benchmarked with reference to the implied rate of return from the transaction model as well as an estimate of a market participant’s weighted-average cost of capital based on the capital asset pricing model.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

Parents in a Pinch
On December 31, 2012, we acquired all of the outstanding capital stock of Parents in a Pinch, Inc. (‘‘PIAP’’), a Boston-based provider of in-home backup childcare and elder care services for working families. The aggregate consideration payable to the former stockholders of PIAP was $1.6 million. This consideration consisted of: $1.4 million in cash; $0.2 million of cash withheld as security for the indemnification obligations of the PIAP stockholders; and up to an additional $0.7 million of revenue-based earn-outs through 2014, valued at $0.1 million which are payable in cash. In connection with the acquisition, we incurred less than $0.1 million of merger related transaction costs, which we recorded as general and administrative expense in the accompanying statement of operations for the year ended December 31, 2012. We recorded an estimate of the fair value of the earn-out (contingent consideration) based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of PIAP during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the stock purchase agreement. This liability has been discounted to reflect the time value of money, and therefore, as the milestone date approaches, the fair value of this liability may increase. The results of operations for PIAP have been included in our consolidated financial statements since the date of acquisition. As the acquisition occurred on the last day of the fiscal year, no results of PIAP were included within our year ended December 31, 2012 consolidated statement of operations.
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
Purchase Price Allocation
We accounted for our 2012 acquisitions as business combinations and, in accordance with ASC 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the components of the purchase price and purchase price allocation for the 2012 acquisitions (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

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

4. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 28, 2013	$62,686
Citrus Lane acquisition	41,839
Consmr acquisition	488
Impairment of goodwill	(33,788)
Effect of currency translation	(2,540)
Balance as of December 27, 2014	$68,685
A roll forward of accumulated goodwill impairment losses for the year ended December 27, 2014 is as follows:

Balance as of December 28, 2013	$—
Citrus Lane impairment	33,788
Balance as of December 27, 2014	$33,788
During the fourth quarter of fiscal 2014, primarily as a result of unexpected changes, both internal and external, we determined that indicators of impairment existed in our Citrus Lane Reporting Unit. As a result, the fair value of this reporting unit was deemed to be below its carrying value and Step 2 of the goodwill impairment test was performed. Step 2 of the goodwill impairment test requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill. Upon completion of the Step 2 analysis we determined that the Citrus Lane Goodwill was impaired and recorded a $33.8 million impairment charge.

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)
December 27, 2014
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	5,281	(3,377)	1,904	5.2
Proprietary software	4,942	(3,351)	1,591	2.5
Website	1,150	(34)	1,116	6.5
Training materials	30	(20)	10	1.0
Non-compete agreements	137	(94)	43	2.0
Leasehold interests	170	(61)	109	4.4
Caregiver relationships	312	(252)	60	0.7
Customer relationships	8,857	(4,967)	3,890	2.9
Total	$21,121	$(12,156)	$8,965

December 28, 2013:
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,561	(2,096)	2,465	2.5
Proprietary software	5,184	(2,952)	2,232	3.5
Website	50	(19)	31	2.3
Training materials	30	(10)	20	2.0
Non-compete agreements	148	(61)	87	2.6
Leasehold interests	170	(36)	134	5.4
Caregiver relationships	346	(164)	182	1.6
Customer relationships	8,953	(2,928)	6,025	3.5
Total	$19,684	$(8,266)	$11,418
Amortization expense was $4.5 million and $6.0 million for the year ended December 27, 2014 and December 28, 2013, respectively. Of these amounts $3.5 million and $3.7 million was classified as a component of depreciation and amortization, and $1.0 million and $2.3 million was classified as a component of cost of revenue in the consolidated statements of operations for the year ended December 27, 2014 and December 28, 2013, respectively.
As of December 27, 2014, the estimated future amortization expense related to current intangible assets for future fiscal years was as follows (in thousands):

2015	$3,886
2016	2,222
2017	806
2018	461
2019	400
Thereafter	948
Total	$8,723

During the fourth quarter of fiscal 2014, in connection with our goodwill impairment analysis, we performed a Step 2 test of recoverability of finite lived intangibles in accordance with ASC 360, indicating that our undiscounted future cash flows would not recover the carrying value of the Citrus Lane proprietary software and trade name intangible assets. We then performed a Step 3 impairment analysis of finite lived intangible assets under ASC 360 and determined that the carrying value of the Citrus Lane proprietary software and trade name exceeded the fair value of those assets as of the end of the fourth quarter and recognized and intangible asset impairment charge of $2.4 million.
5. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	December 27, 2014	December 28, 2013
Payroll and compensation	$1,722	$3,134
Tax-related expense	1,609	372
Marketing expenses	3,385	1,028
Other accrued expenses	6,016	2,489
Total accrued expenses and other current liabilities	$12,732	$7,023
6. Commitments and Contingencies
Leases
We have entered into various operating lease agreements, primarily covering certain of our offices throughout the world, with original lease periods expiring between 2014 and 2025. Facilities rent expense under these operating leases was $3.7 million and $2.5 million for the years ended December 27, 2014 and December 28, 2013, respectively. We are responsible for paying our share of the actual operating expenses and real estate taxes under certain of these lease agreements.
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
At December 27, 2014, minimum future lease commitments under all non-cancelable operating leases (including rent escalation clauses) were as follows (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$47.3	$4.2	$8.7	$9.6	$24.8
In July 2014, we entered into a lease agreement pursuant to which we agreed to lease office space to be used for our new headquarters (the “Prime Lease”). The Prime Lease is initially for 36,174 square feet of office space, comprising of the entire sixth floor of the building located at 77 Fourth Avenue, Waltham, Massachusetts, or the Building. The leased premises under the Prime Lease will increase by an additional 36,395 square feet, comprising of the entire fourth floor of the Building, on March 1, 2019 and by an additional 36,174 square feet, comprising of the entire fifth floor of the Building, on April 1, 2019. The term of the Prime Lease commences on August 4, 2014 and expires 120 months from the date base rent payments first become due, which date is the earlier of January 1, 2015 and the date we commence operations in the space. We recorded deferred rent on the consolidated balance sheet. We recognize rent expense on a straight-line basis over the expected lease term. The total cash obligation for the base rent over the term of the Prime Lease will be $34.5 million, and is included in the table above.
Also in July 2014, we entered into two sublease agreements pursuant to which we agreed to lease the entire fourth and fifth floors of the Building. The term of the fourth floor sublease commenced on December 22, 2014 and expires on February 15, 2019, after which the space will be leased by us pursuant to the Prime Lease. The total cash obligation for the base rent over the term of this sublease will be $4.3 million, and is included in the table above. The term of the fifth floor sublease commence on January 1, 2015 and expires on March 30, 2019, after which the space will be leased by us pursuant to the Prime Lease. The

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

lease commencement date for accounting purposes was determined to be August 4, 2014, which represents the date we received access to the fourth and fifth floors. The total cash obligation for the base rent over the term of this sublease will be $4.1 million, and is included in the table above. We have the right to extend the term of the lease agreement for one 10-year period.
We received $2.3 million as tenant improvements allowance under the terms of our new operating lease, which we recorded as deferred rent are amortizing on a straight-line basis over the term of the lease as an offset to rent expense.
In connection with the Prime Leases, we paid $2.8 million in security deposits recorded within other non-current assets on our consolidated balance sheet as of December 27, 2014.
In connection with the execution of the Prime Lease, we entered into an amendment to our lease agreement for our current headquarters pursuant to which that agreement will terminate without penalty on the earlier of (i) ten days after the date we commenced operations under the Prime Lease and (ii) December 31, 2014.
We recognized total rent expense related to the current and new headquarters of approximately $2.7 million, $1.6 million and $1.5 million for the years ended December 27, 2014, December 28, 2013 and December 31, 2012, respectively.
Capital Expenditure and Other Commitments:
As of December 27, 2014, we expect to incur approximately $0.4 million in future capital expenditures related to the relocation of our headquarters and approximately $1.1 million of inventory purchase commitments.
During fiscal 2012, we made a 50% investment in the Venture with Magsaysay in which we and Magsaysay each have a commitment to provide an additional $0.4 million of funding over the next two years based on our voting interest. To date, the operations of the Venture have not been significant.
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

7. Stockholders’ Equity (Deficit)
Initial Public Offering (IPO)
On January 29, 2014, we closed our IPO in which we sold and issued 6,152,500 shares of common stock, including 802,500 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares, which were sold to the public at a price of $17.00 per share. We received net proceeds of approximately $94.8 million from the IPO, including the exercise of the underwriters’ over-allotment option, net of underwriters’ discounts and commissions, and after deducting offering expenses of approximately $2.4 million.
Upon the closing of the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into 21,490,656 shares of common stock and our outstanding warrant to purchase redeemable convertible preferred stock automatically converted into a warrant to purchase 40,697 shares of common stock at $1.72 per share.
Common Stock
As of December 27, 2014, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

December 27, 2014
Contingent consideration payable in common stock	297
Options issued and outstanding	4,270
Options available for grant under stock option plans	3,062
Total	7,629
Preferred Stock Warrants
In connection with a debt financing in 2007, we issued Lighthouse Capital Partners a warrant to purchase 40,697 shares of our Series A-1 convertible preferred stock at an exercise price of $1.72 per share, expiring October 2014, which were fully exercisable upon issuance. In conjunction with the closing of our IPO in January 2014, the warrant was automatically converted into a warrant exercisable for 40,697 shares of common stock at a purchase price of $1.72 per share, which resulted in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrant met the criteria for equity classification upon conversion to a warrant to purchase common stock. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the freestanding warrant for our preferred stock was recognized as a liability and recorded at fair value in all periods prior to its conversion into a warrant to purchase common stock. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. The warrant was exercised during the year ended December 27, 2014 using a net exercise method which resulted in the issuance of 38,142 shares of common stock. There were no proceeds received by us related to this transaction.
Common Stock Warrants
In connection with a 2010 Loan and Security Agreement, we issued a warrant to purchase a maximum of 40,000 shares of our common stock at an exercise price of $1.65 per share. The warrant was exercised during the year ended December 27, 2014 using a net exercise method which resulted in the issuance of 37,591 shares of common stock. There were no proceeds received by us related to this transaction.
8. Stock Option Plans and Stock-Based Compensation
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
During 2010, we granted our Chief Executive Officer (“CEO”) a performance-based option to purchase 150,000 shares, which vests in tranches if defined corporate goals are achieved during fiscal years 2011 through 2014. We recorded a share-based compensation expense related to this award of $0.2 million during the year ended December 28, 2013. No stock-based compensation expense related to this award was recorded in the year ended December 27, 2014, as it is currently not probable of vesting.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

75% vesting quarterly over the next three years. Options granted to consultants or other non-employees generally vest over the expected service period to the Company. The options expire ten years from the date of grant. To date only stock options have been issued under the 2014 Plan.
We assumed certain other plans in connection with the Citrus Lane acquisition and no shares are available for future grant under these plans.
Stock-Based Compensation
A summary of stock option activity for the year ended December 27, 2014 was as follows (in thousands for shares and intrinsic value):

	Number of Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding as of December 28, 2013	3,439	7.98	$4.28	$27,148
Granted	1,554		11.15
Canceled and forfeited	(503)		8.16
Exercised	(220)		4.51
Outstanding as of December 27, 2014	4,270	7.17	6.47	14,373
Options vested and exercisable as of December 27, 2014	2,381	6.25	4.04	11,194
Options vested and expected to vest as of December 27, 2014 (1)	4,194	7.15	$6.39	$14,283
(1) Options expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of December 27, 2014 was $8.33. The total intrinsic value of options exercised was approximately $1.6 million for the fiscal year ended December 27, 2014. The weighted-average grant-date fair value of options granted was $7.83 for the year ended December 27, 2014. The aggregate fair value of the options that vested during the fiscal year ended December 27, 2014 was $3.7 million respectively.
As of December 27, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was approximately $9.1 million, which is expected to be recognized over the next 2.5 years. As of December 27, 2014, we had 3,061,898, shares available for grant under the 2014 Plan.
The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013
Risk-free interest rate	1.81 - 1.95%	1.23 - 2.00%
Expected term (years)	6.25	6.25
Volatility	47.1 - 56.3%	44.6%
Expected dividend yield	—	—

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

The following table summarizes stock-based compensation in our accompanying consolidated statements of operations (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Cost of revenue	$183	$161	$159
Selling and marketing	763	348	369
Research and development	624	356	213
General and administrative	4,235	997	1,211
Total stock-based compensation	$5,805	$1,862	$1,952
Included in stock-based compensation expense is approximately $1.4 million related to the acceleration of vesting of certain equity awards assumed as part of the Citrus Lane acquisition.
9. Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. The holders of our Series A, A-1, B, C, D, D-1 and E redeemable convertible preferred stock did not have contractual obligations to share in or fund our losses. Diluted net loss per share attributable to common shareholders is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and in 2013 and 2012 also included common stock issuable upon conversion of our redeemable convertible preferred stock and warrants to purchase our redeemable convertible preferred stock.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Net Loss	$(80,292)	$(28,296)	$(20,420)
Accretion of preferred stock	(4)	(57)	(48)
Net loss attributable to common stockholders	$(80,296)	$(28,353)	$(20,468)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.77)	$(9.45)	$(7.97)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	28,941	3,000	2,568
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Redeemable convertible preferred stock	—	21,299	21,299
Stock options	4,270	3,439	2,706
Preferred stock warrants	—	41	41
Common stock warrants	—	40	40

10. Income Taxes
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
The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
United States	(75,463)	(22,182)	(16,656)
Foreign	(5,581)	(5,760)	(4,081)
Total loss before income taxes	(81,044)	(27,942)	(20,737)
The following table presents the components of the (benefit from) provision for income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Current:
Federal	$—	$—	$—
State	108	70	28
Foreign	33	—	—
Total current provision for income taxes	141	70	28
Deferred:
Federal	(757)	626	374
State	(136)	49	63
Foreign	—	(391)	(782)
Total deferred tax (benefit) provision	(893)	284	(345)
Total (benefit from) provision for income taxes	$(752)	$354	$(317)
The following table presents a reconciliation of the statutory federal rate, and our effective tax rate, for the periods presented:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
U.S. federal taxes at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	—	2	3
Permanent differences	(2)	(3)	(4)
Impairment of goodwill and intangible assets	(14)	—	—
Foreign rate differential	—	(1)	(1)
Change in valuation allowance - U.S.	(15)	(28)	(31)
Change in valuation allowance - foreign	(2)	(5)	(2)
Rate change	—	—	3
Total	1%	(1)%	2%

The increase in the income tax benefit for fiscal 2014 compared to fiscal 2013, is primarily due to the income tax benefit related to a non-recurring income tax benefit of $1.9 million related to the reversal of our valuation allowance against the Citrus Lane deferred tax liabilities recorded in purchase accounting, partially offset by the income tax expense related to the amortization of goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards. The goodwill amortization results in a deferred tax liability, the reversal of which cannot be forecasted, and therefore, cannot be used as a source of income to support the realizability of our U.S. deferred tax assets.
The tax benefit recorded in the year ended December 27, 2014, is primarily due to the income tax benefit related to the reversal of our valuation allowance against the Citrus Lane deferred tax liabilities recorded in purchase accounting, partially offset by the income tax expense related to the amortization of goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
The tax provision recorded in the year ended December 28, 2013 is primarily related to the amortization of goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carryforwards, partially offset by foreign deferred tax benefits, related to the expected future realization of German deferred tax assets expected to offset future reversal of deferred tax liabilities of definite lived intangibles established in purchase accounting.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of our deferred tax assets and liabilities for the periods presented (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013
Deferred tax assets
Net operating loss carryforwards	$40,790	$25,307
Fixed assets	—	76
Accrued expenses	1,696	28
Stock-based compensation	1,618	140
U.S. definite lived intangibles	3,538	1,609
Other temporary differences	33	475
Total deferred tax assets	47,675	27,635
Valuation allowance	(46,619)	(27,215)
Net deferred tax assets	1,056	420
Deferred tax liabilities
Foreign intangibles	(224)	(386)
U.S. goodwill	(2,072)	(1,112)
Fixed assets	(832)	—
Other	—	(34)
Total deferred tax liabilities	(3,128)	(1,532)
Net deferred tax liabilities	$(2,072)	$(1,112)
As of December 27, 2014, we had federal net operating loss carryforwards of $98.0 million and state net operating loss carryforwards of $76.8 million, which may be available to reduce future taxable income. The net operating loss (‘‘NOL’’) will expire at various dates through 2034. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercises of stock compensation of $0.6 million and $0.5 million, respectively. The tax benefits attributable to these deductions are credited directly to additional paid-in capital upon utilization of these deferred tax assets to reduce taxes payable. As of December 27, 2014, we had foreign net operating losses primarily related to our German operations of $8.2 million, our U.K. operations of $3.5 million, and our Australia operations of $0.3 million that have an unlimited carryforward period under German, U.K. and Australia tax law. We also had foreign net operating losses in our Canadian operation of $1.1 million that have a twenty year carryforward.

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
ASC 740 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we have recorded a valuation allowance of $46.6 million and $27.2 million at December 27, 2014 and December 28, 2013, respectively, because our management has determined that is it more likely than not that these assets will not be fully realized. The increase of $19.4 million in the overall valuation allowance relates primarily to U.S. and certain foreign operating losses for which we currently provide no tax benefit.
As of December 27, 2014 and December 28, 2013, the Company had no recorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of December 27, 2014, December 28, 2013 and December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.
We file U.S. federal income tax returns and returns in various state, local, and foreign jurisdictions. Generally, the statute of limitations remains open for all tax years. Currently, we are not under examination relating to tax returns that have been previously filed.
Our current intentions are to indefinitely reinvest the earnings of our foreign subsidiaries, if any, or to repatriate only when tax-effective. Accordingly, we have not provided for U.S. taxes on the unremitted earnings of our international subsidiaries, which are not significant as of December 27, 2014, and it would not be practicable to determine the amount of related unrecognized deferred income tax liability.

11. Segment and Geographical Information
We consider operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined that we have a single operating and reportable segment comprised of the following product lines (dollars in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Consumer matching	$82,031	$61,645	$41,409
Consumer payments	14,493	10,770	3,133
Merchandise	6,001	—	—
Other	14,188	9,072	3,951
Total revenue	$116,713	$81,487	$48,493

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
United States	$108,048	$74,800	$45,514
International	8,665	6,687	2,979
Total revenue	$116,713	$81,487	$48,493

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
	(As a percentage of revenue)
United States	93%	92%	94%
International	7%	8%	6%
Total revenue	100%	100%	100%
Our long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

12. Related Party Transactions
We entered into a master services agreement in February 2011 with the United Services Automobile Association, who later in 2011 participated as the lead investor in the Series D redeemable convertible preferred stock financing. We have not recognized any significant revenue under the master service agreement in each of the years ended December 27, 2014, December 28, 2013 and December 31, 2012. The terms of this agreement have been superseded in their entirety by the terms of the alliance agreement referenced in the next paragraph.
In December 2013, we entered into an alliance agreement with USAA Alliance Services, LLC, or USAA Alliance, an affiliate of USAA, pursuant to which USAA Alliance has agreed to promote our services to USAA members and we have agreed to offer our services to their members at specified discounts, which vary based on the nature of the services purchased. Under the terms of the alliance agreement, we have agreed to pay USAA Alliance specified commissions in connection with the services that are purchased by USAA members under the alliance agreement. Commissions vary based on the nature of the services purchased. Under the alliance agreement, we made payments totaling less than $100,000 in 2014.
13. Employee Benefit Plans
We have established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. We may, at our discretion, make contributions in the form of matching contributions or profit sharing contributions. To date, we have not made any matching or profit-sharing contributions.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 2014, DECEMBER 28, 2013 AND DECEMBER 31, 2012

14. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 31, 2012
Interest income	$86	$47	$48
Interest expense	(43)	(17)	(3)
Other expense, net	(3,899)	(321)	(92)
Total other expense, net	$(3,856)	$(291)	$(47)
15. Subsequent Events
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the consolidated financial statements as of and for the year ended December 27, 2014.
16. Quarterly Financial Information (Unaudited)

The table below sets forth unaudited selected quarterly financial data for each of the last two fiscal years (dollars in thousands, except per share data).

	For the Quarter Ended
	December 27, 2014	September 27, 2014	June 28, 2014	March 29, 2014

Total revenue	$33,552	$32,054	$25,836	$25,271
Cost of revenue	9,729	9,132	5,713	5,771
Operating loss	(40,255)	(14,987)	(9,633)	(12,313)
Net loss	(40,420)	(14,453)	(9,875)	(15,544)
Net loss attributable to common stockholders	(40,420)	(14,453)	(9,875)	(15,548)
Net loss per common share—basic and diluted	$(1.28)	$(0.46)	$(0.32)	$(0.71)

	For the Quarter Ended
	December 28, 2013	September 28, 2013	June 30, 2013	March 31, 2013

Total revenue	$22,511	$21,681	$19,133	$18,162
Cost of revenue	4,852	5,158	4,607	4,227
Operating loss	(3,891)	(11,469)	(5,906)	(6,385)
Net loss	(3,631)	(11,732)	(6,114)	(6,819)
Net loss attributable to common stockholders	(3,646)	(11,746)	(6,128)	(6,833)
Net loss per common share—basic and diluted	$(1.16)	$(3.86)	$(2.08)	$(2.35)
Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on our business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 27, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 27, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 27, 2014, and is incorporated in this report by reference.
ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION
The information required under this Item 11 will be contained in our definitive proxy statement for our 2015 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item 12 will be contained in our definitive proxy statement for our 2015 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
The information required under this Item 13 will be contained in our definitive proxy statement for our 2015 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item 14 will be contained in our definitive proxy statement for our 2015 annual meeting of stockholders, and is incorporated herein by reference.
PART IV.
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2. Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated.

CARE.COM, INC.
Dated: March 27, 2015	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer

Dated: March 27, 2015	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 27, 2015	By: /s/ STEVE BOULANGER
Steve Boulanger
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 27, 2015	By: /s/ TONY FLORENCE
Tony Florence
Director

Dated: March 27, 2015	By: /s/ LAURA LANG
Laura Lang
Director

Dated: March 27, 2015	By: /s/ J. SANFORD MILLER
J. Sanford Miller
Director

Dated: March 27, 2015	By: /s/ I. DUNCAN ROBERTSON
I. Duncan Robertson
Director

Dated: March 27, 2015	By: /s/ ANTONIO RODRIGUEZ
Antonio Rodriguez
Director

Dated: March 27, 2015	By: /s/ BRIAN SWETTE
Brian Swette
Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
2.1 (1)	Equity Purchase Agreement, dated August 3, 2012, by and among the Registrant, Breedlove & Associates, L.L.C. and Stephanie Breedlove and William Breedlove		S-1	12/12/2013	2.1
2.2 (1)	Agreement and Plan of Merger by and among Care.com, Inc., Citrus Lane, Inc., Mango Merger Sub, Inc. and Fortis Advisors LLC, dated as of July 14, 2014		8-K	7/17/2014	2.1
3.1	Restated Certificate of Incorporation of Care.com, Inc.		8-K	1/29/2014	3.2
3.2	Amended and Restated Bylaws of Care.com, Inc.		8-K	1/29/2014	3.4
4.1	Specimen stock certificate evidencing the shares of common stock of the Registrant		S-1/A	1/10/2014	4.2
10.1 #	The Registrant's 2006 Stock Incentive Plan		S-1	12/12/2013	10.1
10.2 #	Form of Incentive Stock Option Agreement for grants to executive officers under the Registrant's 2006 Stock Incentive Plan		S-1	12/12/2013	10.2
10.3 #	Form of Nonstatutory Stock Option Agreement for grants to directors under the Registrant's 2006 Stock Incentive Plan		S-1	12/12/2013	10.3
10.4 #	The Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.4
10.5 #	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.5
10.6 #	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.6
10.7 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.7
10.8 #	Letter agreement dated November 15, 2006 between the Registrant and Sheila Lirio Marcelo		S-1	12/12/2013	10.8
10.9 #	Letter agreement dated December 9, 2010 between the Registrant and Sheila Lirio Marcelo		S-1	12/12/2013	10.9
10.10 #	Form of Indemnification Agreement for Directors and Officers		S-1	12/12/2013	10.10
10.11	Lease Agreement dated July 28, 2014 by and between BP Fourth Avenue, LLC and Care.com, Inc.		8-K	8/4/2014	10.11
10.12	Sublease Agreement dated as of July 28, 2014 by and between Oracle America, Inc. and Care.com, Inc.		8-K	8/4/2014	10.12
10.13	Agreement of Sublease dated as of July 28, 2014 between PriceWaterhouseCoopers PRTM Management Consultants, LLC and Care.com, Inc.		8-K	8/4/2014	10.13
10.14	Third Amendment to Lease Agreement dated as of July 28, 2014 by and between Stony Brook Associates LLC and Care.com, Inc.		8-K	8/4/2014	10.14
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

(1)
The registrant hereby agrees to furnish supplementary a copy of any schedules and/or exhibits to this agreement, omitted from this report pursuant to Item 601(b)(2) of Regulation S-K, to the Securities and Exchange Commission upon its request.

#	Indicates management contract or compensatory plan.