Form 10-Q
period 2015-03-28
Care.com Inc
filed 2015-05-12
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of May 5, 2015, there were 31,957,306 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 28, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$62,745	$71,881
Restricted cash	492	85
Accounts receivable	2,828	2,592
Unbilled accounts receivable	3,636	3,541
Prepaid expenses and other current assets	8,077	7,961
Total current assets	77,778	86,060
Property and equipment, net	6,932	6,323
Intangible assets, net	7,780	8,965
Goodwill	66,536	68,685
Other non-current assets	3,030	3,071
Total assets	$162,056	$173,104

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,697	$5,463
Accrued expenses and other current liabilities	13,325	12,732
Current contingent acquisition consideration	8,000	10,685
Deferred revenue	15,117	13,346
Total current liabilities	42,139	42,226
Contingent acquisition consideration	7,415	7,267
Deferred tax liability	2,587	2,119
Other non-current liabilities	3,626	3,442
Total liabilities	55,767	55,054

Contingencies (see note 6)

Stockholders' equity
Common stock, $0.001 par value; 300,000 shares authorized; 31,943 and 31,615 shares issued and outstanding, respectively	32	32
Additional paid-in capital	278,838	277,583
Accumulated deficit	(171,871)	(159,859)
Accumulated other comprehensive (loss) income	(710)	294
Total stockholders' equity	106,289	118,050
Total liabilities and stockholders' equity	$162,056	$173,104

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014

Revenue	$35,120	$25,271
Cost of revenue	9,548	5,771
Operating expenses:
Selling and marketing	21,042	20,449
Research and development	5,015	4,064
General and administrative	8,501	6,232
Depreciation and amortization	1,275	1,068
Total operating expenses	35,833	31,813
Operating loss	(10,261)	(12,313)
Other expense, net	(1,191)	(2,746)
Loss before income taxes	(11,452)	(15,059)
Provision for income taxes	560	485
Net loss	(12,012)	(15,544)
Accretion of preferred stock	—	(4)
Net loss attributable to common stockholders	$(12,012)	$(15,548)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.38)	$(0.71)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	31,763	21,899

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014

Net loss	$(12,012)	$(15,544)

Other comprehensive loss:
Foreign currency translation adjustments	(1,004)	(148)
Comprehensive loss	$(13,016)	$(15,692)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities
Net loss	$(12,012)	$(15,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	938	1,099
Depreciation and amortization	1,497	1,261
Deferred taxes	498	415
Contingent consideration expense	308	73
Change in fair value of contingent consideration payable in preferred stock	—	2,258
Change in fair value of stock warrants	—	606
Other non-operating expenses	(56)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(480)	(431)
Accounts receivable	(253)	(592)
Unbilled accounts receivable	(336)	(560)
Prepaid expenses and other current assets	(356)	(203)
Other non-current assets	14	(3)
Accounts payable	2,513	2,142
Accrued expenses and other current liabilities	(296)	3,266
Deferred revenue	2,080	2,103
Other non-current liabilities	213	(13)
Net cash used in operating activities	(5,728)	(4,123)
Cash flows from investing activities
Purchases of property and equipment	(3,272)	(128)
Payments for acquisitions, net of cash acquired	—	(489)
Cash withheld for purchase consideration	73	(86)
Net cash used in investing activities	(3,199)	(703)
Cash flows from financing activities
Proceeds from initial public offering net of offering costs	—	96,242
Proceeds from exercise of common stock options	524	157
Payments of contingent consideration previously established in purchase accounting	(1,840)	(2,845)
Net cash (used in) provided by financing activities	(1,316)	93,554

Effect of exchange rate changes on cash and cash equivalents	1,107	(125)
Net (decrease) increase in cash and cash equivalents	(9,136)	88,603
Cash and cash equivalents, beginning of the period	71,881	29,959
Cash and cash equivalents, end of the period	$62,745	$118,562

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow activities
Cash paid for taxes	$3	$9
Supplemental disclosure of non-cash investing and financing activities
Non-cash purchases of property and equipment	$301	$—
Issuance of preferred and common stock in connection with acquisitions	$4,878	$2,622
Accretion of preferred stock to redemption value	$—	$4
Conversion of preferred stock to common stock	$—	$154,856
Reclassification of warrant liability to additional paid-in capital	$—	$968
Reclassification of contingent consideration payable in common shares	$—	$4,878
Unpaid deferred offering costs	$—	$231

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 28, 2015
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Care.com, Inc. (the “Company”, “we”, “us”, and “our”), a Delaware corporation, was incorporated on October 27, 2006. We are the world’s largest online marketplace for finding and managing family care. Our consumer matching solutions enable families to connect to caregivers and caregiving services in a reliable and easy way and our payment solutions enable families to pay caregivers electronically online or via their mobile device and to manage their household payroll and tax matters with Care.com HomePay. In addition, we serve employers by providing access to our platform to employer-sponsored families and care-related businesses-such as day care centers, nanny agencies and home care agencies-who wish to market their services to our care-seeking families and recruit our caregiver members. We also operate a social commerce service selling curated products designed for families. This service generates revenue through the sale of subscriptions and other products to customers in the United States.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, our business is affected by a variety of factors. For example, we believe that unfavorable changes in any of the following areas could have a significant negative effect on our future financial position, results of operations or cash flows: rates of revenue growth; member acquisition costs; member engagement and usage of our new and existing products; our ability to scale and adapt our existing technology and network infrastructure; competition in our market; management of our growth; our acquisitions and investments; our ability to retain qualified employees and key personnel; protection of our brand and intellectual property; protection of customers’ information and privacy concerns; security measures related to our website; our ability to access capital at acceptable terms, among other things.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed on March 27, 2015.
There have been no material changes in our significant accounting policies for the three months ended March 28, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. Certain immaterial amounts in our December 27, 2014 consolidated financial statements within accrued expenses have been reclassified to be comparable with classifications used in our March 28, 2015 condensed consolidated financial statements.
The condensed consolidated balance sheet as of December 27, 2014, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, and are not necessarily indicative of the results of operations to be anticipated for Fiscal 2015 or any future period.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, after elimination of all intercompany balances and transactions.
Fiscal Year-End
We operate and report using a 52 or 53 week fiscal year ending on the Saturday in December closest and prior to December 31. Accordingly, our fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 28, 2015
(unaudited)

Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and revenue allowances, intangible asset valuations, expected future cash flows used to evaluate the recoverability of long-lived assets, the useful lives of long-lived assets including property and equipment and intangible assets, fair value of stock-based awards, goodwill, income taxes, contingent consideration, and contingencies. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from the estimates.
Subsequent Events Consideration
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three months ended March 28, 2015.
Recently Issued and Adopted Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update, or ASU, No. 2015-02, "Consolidation (Topic 810)-Amendments to the Consolidation Analysis," which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are currently evaluating the impact the adoption of Topic 810 will have on our financial statements.
In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01”), which eliminates the requirement of Extraordinary Items to be separately classified on the income statement.  ASU 2015-01 is effective for annual periods ending after December 15, 2015 and for annual and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15, but the adoption is not expected to have a material effect on our consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us in our fiscal year 2017. Early application is not permitted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 28, 2015
(unaudited)

2. Fair Value Measurements
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 28, 2015 and December 27, 2014 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	March 28, 2015				December 27, 2014
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds and certificates of deposit	$4,366	$—	$—	$4,366	$15,656	$—	$—	$15,656
Total assets	$4,366	$—	$—	$4,366	$15,656	$—	$—	$15,656

Liabilities:
Contingent acquisition consideration	$—	$—	$15,415	$15,415	$—	$—	$17,952	$17,952
Total liabilities	$—	$—	$15,415	$15,415	$—	$—	$17,952	$17,952
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration which represents recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

March 28, 2015
Contingent Acquisition Consideration
Beginning balance	$17,952
Contingent consideration liability recorded in connection with Citrus Lane acquisition	—
Increase in fair value included in earnings	308
Reclassification to permanent equity	—
Contingent acquisition consideration payments	(2,845)
Ending balance	$15,415
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. No re-measurement of such assets occurred at March 28, 2015 and December 27, 2014. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 28, 2015
(unaudited)

3. Supplemental Balance Sheet Information
The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	March 28, 2015	December 27, 2014
Computer equipment	$2,603	$2,476
Furniture and fixtures	1,816	1,708
Software	1,228	1,066
Leasehold improvements	3,736	3,137
Total	9,383	8,387
Less accumulated depreciation	(2,451)	(2,064)
Property and equipment, net	$6,932	$6,323
Depreciation expense for the three months ended March 28, 2015 and March 29, 2014 was $0.4 million and $0.2 million, respectively.
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	March 28, 2015	December 27, 2014
Payroll and compensation	$3,188	$2,388
Tax-related expense	1,086	843
Marketing expenses	4,974	3,385
Other accrued expenses	4,077	6,116
Total accrued expenses and other current liabilities	$13,325	$12,732

4. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

	CRCM Businesses, Pre-Citrus Lane	Citrus Lane	Total
Balance as of December 27, 2014	$60,635	$8,050	$68,685
Effect of currency translation	(2,149)	—	(2,149)
Balance as of March 28, 2015	$58,486	$8,050	$66,536

Total impairment recognized to date	$—	$36,227	$36,227

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)
March 28, 2015
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	5,212	(3,696)	1,516	5.8
Proprietary software	4,737	(3,307)	1,430	2.3
Website	1,150	(79)	1,071	6.2
Training materials	30	(22)	8	0.8
Non-compete agreements	129	(95)	34	2.0
Leasehold interests	170	(67)	103	4.1
Caregiver relationships	284	(252)	32	0.5
Customer relationships	8,776	(5,432)	3,344	2.8
Total	$20,730	$(12,950)	$7,780

December 27, 2014
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	5,281	(3,377)	1,904	5.2
Proprietary software	4,942	(3,351)	1,591	2.5
Website	1,150	(34)	1,116	6.5
Training materials	30	(20)	10	1.0
Non-compete agreements	137	(94)	43	2.0
Leasehold interests	170	(61)	109	4.4
Caregiver relationships	312	(252)	60	0.7
Customer relationships	8,857	(4,967)	3,890	2.9
Total	$21,121	$(12,156)	$8,965
Amortization expense was $1.1 million and $1.1 million for the three months ended March 28, 2015 and March 29, 2014, respectively. Of these amounts, $0.9 million and $0.9 million was classified as a component of depreciation and amortization, and $0.2 million and $0.2 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the three months ended March 28, 2015 and March 29, 2014, respectively.
As of March 28, 2015, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2015 remaining	$2,746
2016	2,200
2017	797
2018	452
2019	395
Thereafter	948
Total	$7,538

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 28, 2015
(unaudited)

5. Contingencies
Legal matters
From time to time, we have or may become party to litigation incident to the ordinary course of business. We assess the likelihood of any adverse judgments or outcomes with respect to these matters and determine loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, we consider other relevant factors that could impact our ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. Our reserve may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of all pending matters will not have a material adverse effect on our business, condensed consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can adversely impact us due to defense and settlement costs, diversion of management resources, and other factors.

6. Stockholders’ Equity
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
Upon the closing of the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into 21,490,656 shares of common stock and our outstanding warrant to purchase redeemable convertible preferred stock automatically converted into a warrant to purchase 40,697 shares of common stock at $1.72 per share, which were subsequently exercised during the three months ended March 29, 2014.
Common Stock
As of March 28, 2015, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

March 28, 2015
Contingent consideration payable in common stock	106
Options issued and outstanding	3,965
Options available for grant under stock option plans	4,493
Total	8,564

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 28, 2015
(unaudited)

Stock-Based Compensation
A summary of stock option activity for the three months ended March 28, 2015 was as follows (in thousands for shares and intrinsic value):

	Number of Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding as of December 27, 2014	4,270	7.17	$6.47	$14,373
Granted	—		—
Canceled and forfeited	(166)		6.64
Exercised	(138)		7.76
Outstanding as of March 28, 2015	3,965	7.16	$6.61	$11,872
Options vested and exercisable as of March 28, 2015	2,445	6.35	$4.5	$9,943
Options vested and expected to vest as of March 28, 2015 (1)	3,860	7.10	$6.48	$11,775
____________________________
(1) Options expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of March 28, 2015 was $7.93. The total intrinsic value of options exercised was approximately $0.8 million for the three months ended March 28, 2015. The aggregate fair value of the options that vested during the three months ended March 28, 2015 and March 29, 2014 was $1.1 million and $1.3 million respectively.
As of March 28, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options was approximately $7.2 million, which is expected to be recognized over the next 2.4 years. As of March 28, 2015, we had 4,492,737 shares available for grant under the 2014 Plan.
The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

Three Months Ended
	March 28, 2015	March 29, 2014
Risk-free interest rate	N/A	1.85 - 2.88%
Expected term (years)	N/A	6.25
Volatility	N/A	47.1 - 47.3%
Expected dividend yield	N/A	—
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Cost of revenue	$48	$47
Selling and marketing	161	146
Research and development	82	89
General and administrative	647	817
Total stock-based compensation	$938	$1,099

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 28, 2015
(unaudited)

7. Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common shareholders is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options as well as shares issuable under outstanding contingent consideration arrangements.
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Stock options	3,966	3,963
Contingent consideration	106	191
8. Income Taxes
We recorded income tax expense of $0.6 million and $0.5 million for the three months ended March 28, 2015 and March 29, 2014, respectively. The tax provision recorded in the three months ended March 28, 2015 and March 29, 2014 relates to the amortization of HomePay goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.

9. Segment and Geographical Information
We consider operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, effective for the first quarter of Fiscal 2015, we have determined that we have two operating and reportable segments, CRCM Businesses, Pre-Citrus Lane and Citrus Lane. The descriptions of the resulting reportable segments are included below and all financial information presented herein related to the resulting reportable segments has been presented retrospectively as though these segments existed as of the earliest period presented.
CRCM Businesses, Pre-Citrus Lane
CRCM Businesses, Pre-Citrus Lane is comprised of consumer matching solutions, which provide families access to caregiver job postings, search features, caregiver profiles and content; consumer payments solutions, which provide families options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services, as well as electronic convenience payments; and our employee offering which provides corporate employers access to a comprehensive suite of products and services that can be offered as an employee benefit. This reportable segment represents an aggregation of operating units within the segment.
Citrus Lane
Citrus Lane includes sales of merchandise through the sales of curated products designed for families. The majority of sales are made through the sale of subscription discovery boxes, whereby customers prepay to receive monthly shipments of a box containing children’s merchandise. The subscriptions offered to our customers are for one, three, six or twelve month terms. We also offer individual products on an a-la-carte basis through an “add-to-box” and e-commerce shop offerings. “Add-to-box” sales are extra items that customers can add to be shipped with their subscription box or purchased separately from the subscription sales.
We measure and evaluate our reportable segments based on segment revenues and segment adjusted EBITDA which is defined as net loss, plus: (1) federal, state and franchise taxes; (2) other expense, net; (3) depreciation and amortization; (4) stock based compensation; (5) accretion of contingent consideration; (6) merger and acquisition related costs; and (7) other unusual or non-cash significant adjustments.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 28, 2015
(unaudited)

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014). We fully allocate depreciation expense to our two reportable segments. We do not report our assets or capital expenditures by segment as it would not be meaningful. Segment information for the three months ended March 28, 2015 and March 29, 2014 was as follows (in thousands):

	Three Months Ended
	March 28, 2015
	CRCM Businesses, Pre-Citrus Lane	Citrus Lane	Total
Revenue	$32,049	$3,071	$35,120
Adjusted EBITDA	(5,604)	(1,458)	(7,062)
Depreciation and amortization	(1,425)	(72)	(1,497)
Stock based compensation	(822)	(116)	(938)
Other charges	(194)	(570)	(764)
Operating loss	(8,045)	(2,216)	(10,261)
Other expense, net			(1,191)
Loss before income taxes			(11,452)
Provision for income taxes			560
Net Loss			(12,012)

	Three Months Ended
	March 29, 2014
	CRCM Businesses, Pre-Citrus Lane	Citrus Lane	Total
Revenue	$25,271	$—	$25,271
Adjusted EBITDA	(9,649)	—	(9,649)
Depreciation and amortization	(1,261)	—	(1,261)
Stock based compensation	(1,099)	—	(1,099)
Other charges	(304)	—	(304)
Operating loss	(12,313)	—	(12,313)
Other expense, net			(2,746)
Loss before income taxes			(15,059)
Provision for income taxes			485
Net Loss			(15,544)

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 28, 2015
(unaudited)

Total assets for the CRCM Businesses, Pre-Citrus Lane and Citrus Lane as of March 28, 2015 were $153.2 million and $8.9 million, respectively. Total assets for the CRCM Businesses, Pre-Citrus Lane and Citrus Lane for as of December 27, 2014 were $163.1 million and $10.0 million, respectively.
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
United States	$32,855	$23,492
International	2,265	1,779
Total revenue	$35,120	$25,271

	Three Months Ended
	March 28, 2015	March 29, 2014
	(As a percentage of revenue)
United States	94%	93%
International	6%	7%
Total revenue	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

10. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Interest income	$34	$20
Interest expense	(28)	(7)
Other expense, net	(1,197)	(2,759)
Total other expense, net	$(1,191)	$(2,746)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed on March 27, 2015. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from our expectations.
Overview
We are the world’s largest online marketplace for finding and managing family care as well as a leading subscription-based social commerce service selling curated products designed for families. We have more than 15.2 million members, including 8.6 million families and 6.6 million caregivers, spanning 16 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
In July 2014, we completed our Citrus Lane acquisition, adding social commerce capabilities to our platform, including the sales of curated products designed for families. Citrus Lane generates revenue through the sale of subscriptions and other products to customers in the United States.
We have experienced rapid growth in revenue and members. Our members increased to 15.2 million as of March 28, 2015 from 10.7 million as of March 29, 2014, representing a 42% annual growth rate. Our revenue has increased to $35.1 million for the three months ended March 28, 2015 from $25.3 million for the three months ended March 29, 2014, representing a 39% annual growth rate, primarily driven by our consumer matching solutions, consumer payment solutions, and to a lesser extent to our Citrus Lane acquisition. We experienced net losses of $12.0 million and $15.5 million for the three months ended March 28, 2015 and March 29, 2014, respectively.

Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except revenue per paying family and revenue per paying caregiver):

	Three Months Ended
	March 28, 2015	March 29, 2014
Total members	15,243	10,706
Total families	8,638	5,815
Total caregivers	6,605	4,891
* Paying members - U.S. matching	230	180
* Paying members - payments	15	12
* Monthly average revenue per member - U.S. matching	$35	$—
* Monthly average revenue per member - payments	$125	$121
_________________________________
* We have changed the business metrics we use to monitor and evaluate our results. We believe that these metrics better reflect the underlying trends in our U.S. Matching and Payments business.
Total Members. We define total members as the number of paying and non-paying families, including those who have registered through employer programs, and caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay and social commerce services. Our total members increased 42% as of March 28, 2015, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps, including those who have registered through employer programs, since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay and social commerce services. Our total families increased 49% as of March 28, 2015, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 35% as of March 28, 2015, compared to the corresponding period in the prior fiscal year.
Paying Members - U.S. Matching. We define paying members - U.S. matching as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services as of the end of the fiscal period. The number of paying members in our U.S. matching business increased 28% as of March 28, 2015, compared to the corresponding period in the prior fiscal year.
Paying Members - Payments. We define paying members - payments as the number of families who are subscribers of our Care.com HomePay and other payments services as of the end of the fiscal period. The number of paying members in our payments business increased 24% as of March 28, 2015, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Member. U.S. Matching. We define monthly average revenue per member, or ARPM, for our U.S. matching business as total U.S. matching revenue, including revenue from subscriptions and products, divided by the average number of U.S. matching paying members in a given fiscal period, expressed on a monthly basis. Our U.S. matching ARPM increased 2% as of March 28, 2015, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Member - Payments. We define ARPM for our payments business as total payments revenue divided by the average number of payments paying members in a given fiscal period, expressed on a monthly basis. Our payments business increased 3% during the three months ended March 28, 2015, compared to the corresponding period in the prior fiscal year.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Net loss	$(12,012)	$(15,544)

Federal, state and franchise taxes	689	485
Other expense, net	1,191	2,746
Depreciation and amortization	1,497	1,261

EBITDA	(8,635)	(11,052)

Stock-based compensation	938	1,099
Accretion of contingent consideration	308	73
Merger and acquisition related costs	327	77
IPO related costs	—	154
Adjusted EBITDA	$(7,062)	$(9,649)

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our condensed consolidated financial statements:
• Revenue recognition;
• Business combinations;
• Software development costs;
• Goodwill;
• Amortization and impairment of intangible assets;

• Income taxes; and
• Stock-based compensation.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 filed on March 27, 2015.

Recently Issued and Adopted Accounting Pronouncements
For information on recent accounting pronouncements, see Recently Issued and Adopted Accounting Standards in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended
	March 28, 2015	March 29, 2014

Revenue	$35,120	$25,271
Cost of revenue	9,548	5,771
Operating expenses:
Selling and marketing	21,042	20,449
Research and development	5,015	4,064
General and administrative	8,501	6,232
Depreciation and amortization	1,275	1,068
Total operating expenses	35,833	31,813
Operating loss	(10,261)	(12,313)
Other expense, net	(1,191)	(2,746)
Loss before income taxes	(11,452)	(15,059)
Provision for income taxes	560	485
Net loss	(12,012)	(15,544)
Accretion of preferred stock	—	(4)
Net loss attributable to common stockholders	$(12,012)	$(15,548)
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Cost of revenue	$48	$47
Selling and marketing	161	146
Research and development	82	89
General and administrative	647	817

The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenue	100%	100%
Cost of revenue	27	23
Operating expenses:
Selling and marketing	60	81
Research and development	14	16
General and administrative	24	25
Depreciation and amortization	4	4
Total operating expenses	102	126
Operating loss	(29)	(49)
Other expense, net	(3)	(11)
Loss before income taxes	(33)	(60)
Provision for income taxes	2	2
Net loss	(34)%	(62)%
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
Consumer Matching Solutions. Our consumer matching solutions, a component of our CRCM Businesses, Pre-Citrus Lane operating segment, provide families access to job postings, search features, caregiver profiles and content. Access to this platform is free of charge for basic members. Paying family members pay a monthly, quarterly or annual subscription fee to connect directly with caregivers and to utilize enhanced tools such as background checks. Paying caregiver members pay a subscription fee for priority notification of jobs, messaging services and to perform limited third-party background checks on themselves. Subscription payments are received from all paying members at the time of sign-up and are recognized on a daily basis over the subscription term as the services are delivered once the revenue recognition criteria are met (see ‘‘Critical Accounting Policies and Estimates’’ for a description of the revenue recognition criteria).
Additionally, we generate revenue through contracts that provide corporate employers access to a comprehensive suite of products and services that can be offered as an employee benefit. This product offering is typically sold through the use of an annual contract with an automatic renewal clause. Revenue related to this offering is recognized on a daily basis over the subscription term.
Consumer Payments Solutions. Our consumer payments solutions, a component of our CRCM Businesses, Pre-Citrus Lane operating segment, provide families several options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services, as well as electronic convenience payments. Revenue related to our household payment and tax services is primarily generated through quarterly subscriptions and recognized on a daily ratable basis over the period the services are provided. Revenue related to our convenience payment services is primarily generated on a per transaction basis and is typically recognized in the period earned.
Sales of Merchandise. Sales of merchandise revenue, a component of our Citrus Lane operating segment, relates to the revenue we generate through the sales of curated products designed for families. The majority of sales are through the sale of subscription discovery boxes, whereby customers prepay to receive monthly shipments of a box containing children’s merchandise. The subscriptions offered to our customers are for one, three, six or twelve month terms. The contents of the boxes are changed each month and include four to five different products such as toys, books, snacks and household products. Sales of merchandise are considered to qualify for the proportional performance model, whereby revenue is recognized on a pro rata basis as the boxes are delivered over the term of the subscription. We also offer individual products on an a-la-carte basis through an “add-to-box” and commerce shop offerings. “Add-to-box” sales are extra items that customers can add to be shipped with their subscription box or purchased separately from the subscription sales. Shipping and handling charges are included in revenue on a gross basis. Taxes that are collected from customers and remitted to government authorities are presented on a net basis and are excluded from revenue.
Other Revenue. Other revenue, a component of our CRCM Businesses, Pre-Citrus Lane operating segment, includes revenue generated from international markets, as well as revenue generated through our marketing solutions offering, which is designed to provide care-related businesses an efficient and cost-effective way to target qualified families seeking care services, and through our recruiting solutions offering, which allows care-related businesses to recruit caregivers for full-time and part-time employment. Revenue related to these product offerings is typically recognized in the period earned or, in the case of revenue generated from international markets, on a daily ratable basis over the subscription term.

	Three Months Ended		Period-to-Period Change
	March 28, 2015	March 29, 2014	$ Change	% Change
	(in thousands, except percentages)
Revenue:
CRCM Businesses, Pre-Citrus Lane	$32,049	$25,271	$6,778	27%
Citrus Lane	3,071	—	3,071	100%
	$35,120	$25,271	$9,849	39%
The change was primarily attributed to an increase of $4.6 million in our consumer matching business, principally related to a higher number of paying members and higher average revenue per paying member driven by a longer average length of paying subscriptions. Additionally, the acquisition of Citrus Lane completed during the third quarter of 2014 contributed $3.1 million to the increase. Furthermore, there was an increase in consumer payment solutions of $1.3 million.
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

	Three Months Ended		Period-to-Period Change
	March 28, 2015	March 29, 2014	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$9,548	$5,771	$3,777	65%
Percentage of revenue	27%	23%
The change was primarily related to product fulfillment costs of $2.9 million associated with Citrus Lane subscriptions. Additionally, we incurred higher compensation and related expenses of $0.4 million, credit card processing fees of $0.2 million and background check screening fees of $0.1 million.
Selling and Marketing
Our selling and marketing expenses primarily consist of customer acquisition marketing, including television advertising, branding, other advertising and public relations costs, as well as allocated facilities and other supporting overhead costs. In addition, sales and marketing expenses include salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. We plan to continue to invest in sales and marketing to grow our current customer base, continue building brand awareness, and expand our global footprint. In the near term, we expect sales and marketing expenses to increase on an absolute basis and to be our largest expense on an absolute basis but decline as a percentage of revenue over time.

	Three Months Ended		Period-to-Period Change
	March 28, 2015	March 29, 2014	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$21,042	$20,449	$593	3%
Percentage of revenue	60%	81%
The change principally related to an increase in compensation and related costs of $1.4 million and increased occupancy related costs of $0.3 million, partially offset by lower spending on acquisition marketing of $1.1 million.
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

	Three Months Ended		Period-to-Period Change
	March 28, 2015	March 29, 2014	$ Change	% Change
	(in thousands, except percentages)
Research and development	$5,015	$4,064	$951	23%
Percentage of revenue	14%	16%
The change was primarily related to higher compensation and related expenses of $0.9 million, largely due to an increase in headcount and $0.2 million of increased occupancy related costs. The increase in headcount was the result of our focus on developing new features and products, including work on our mobile applications, to encourage member growth and engagement and, to a lesser extent, an increase in headcount related to the Citrus Lane acquisition. This was partially offset by a $0.1 million decreased spending on third-party resources.
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

	Three Months Ended		Period-to-Period Change
	March 28, 2015	March 29, 2014	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$8,501	$6,232	$2,269	36%
Percentage of revenue	24%	25%
The change was primarily related to higher compensation related expenses of $0.7 million as a result of increased headcount and general and administrative costs associated with Citrus Lane and an increase in occupancy costs of $0.5 million. Additionally, there was increased consulting spending of $0.2 million, as well as increased legal and audit fees of $0.2 million and $0.1 million, respectively.

Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.

	Three Months Ended		Period-to-Period Change
	March 28, 2015	March 29, 2014	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$1,275	$1,068	$207	19%
Percentage of revenue	4%	4%
Depreciation and amortization expense was relatively consistent over the applicable measurement periods. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $6.7 million.
Other Expense, net
Other expense, net consists primarily of the interest income earned on our cash and cash equivalents, restricted cash and investments, net of changes in the fair value of redeemable convertible preferred stock warrants, changes in the fair value of contingent consideration payable in preferred stock and foreign exchange gains and losses.

	Three Months Ended		Period-to-Period Change
	March 28, 2015	March 29, 2014	$ Change	% Change
	(in thousands, except percentages)
Other expense, net	$(1,191)	$(2,746)	$1,555	(57)%
Percentage of revenue	(3)%	(11)%
The change was primarily driven by the mark-to-market adjustment of $2.9 million related to the change in the fair value of the redeemable convertible preferred stock associated with contingent acquisition consideration and the preferred stock warrants that occurred during the first quarter of Fiscal 2014. No such item was recorded in the current period. This was partially offset by $1.3 million from the movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the Euro.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change
	March 28, 2015	March 29, 2014	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$560	$485	$75	15%
Percentage of revenue	2%	2%
The change was primarily due to the income tax expense related to the amortization of HomePay goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash flow (used in) provided by:
Operating activities	$(5,728)	$(4,123)
Investing activities	(3,199)	(703)
Financing activities	(1,316)	93,554
Effect of exchange rates on cash balances	1,107	(125)
(Decrease) increase in cash and cash equivalents	$(9,136)	$88,603
As of March 28, 2015, we had cash and cash equivalents of $62.7 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of March 28, 2015 was $2.3 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014, and to a lesser extent from the exercise of employee stock options. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Three Months Ended March 28, 2015
Cash from operating activities was a use of $5.7 million during the three months ended March 28, 2015. This amount resulted from a net loss of $12.0 million, adjusted for non-cash items of $3.2 million, and a net $3.1 million source of cash due to changes in working capital.
Non-cash expenses within net loss consisted primarily of $1.5 million for depreciation and amortization, $0.9 million of stock-based compensation expense, $0.5 million in deferred taxes and $0.3 million from the accretion of contingent consideration liabilities.
An increase in operating liabilities, partially offset by an increase in operating assets contributed $3.1 million to net cash used in operating activities. The decrease in working capital provided a source of cash from the increase in accounts payable of $2.5 million and deferred revenue of $2.1 million. This was partially offset by a use of cash from increases in restricted cash of $0.5 million, prepaid expenses and other current assets of $0.4 million, accounts receivable of $0.3 million and unbilled accounts receivable of $0.3 million.
Three Months Ended March 29, 2014
Cash from operating activities used $4.1 million during the first quarter of Fiscal 2014. This amount resulted from a net loss of $15.5 million, adjusted for non-cash items of $5.7 million, and a net$5.7 million source of cash due to increases in operating liabilities, partially offset by decreases in operating assets.
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

Investing Activities
Three Months Ended March 28, 2015
During the first quarter of Fiscal 2015, we used $3.7 million of cash for investing activities, primarily related to property and equipment purchased. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Three Months Ended March 29, 2014
During the first quarter of Fiscal 2014, we used $0.7 million of cash for investing activities. This was primarily related to $0.5 million used in the acquisition of Consmr, $0.1 million cash withheld for the acquisition and capital expenditures of $0.1 million, principally related to computer hardware.
Financing Activities
Three Months Ended March 28, 2015
During first quarter of Fiscal 2015, we used $1.3 million of cash. $1.8 million related to payments of contingent consideration previously established in purchase accounting, partially offset by $0.5 million in proceeds from the exercise of common stock options.
Three Months Ended March 29, 2014
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

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the three months ended March 28, 2015 and March 29, 2014.

Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and commitments to make potential future milestone payments as part of the Citrus Lane acquisition. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.

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

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 28, 2015 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of March 28, 2015 or March 29, 2014. Under our current investment policy, we invest our excess cash in money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information pertaining to legal proceedings can be found in “Item 1. Financial Statements and Supplementary Data” and “Note 6, Commitments and Contingencies” of this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 1A.    RISK FACTORS
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 27, 2014, filed on March 27, 2015. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a)    Unregistered Sales of Equity Securities
In January 2015, we issued an aggregate of 191,278 shares of our common stock to the former owners of Breedlove & Associates, L.L.C. as a result of the achievement of specified performance milestones in connection with our 2012 acquisition of Breedlove & Associates, L.L.C. No underwriters were involved in the foregoing issuance of securities. The securities described above were issued to accredited investors in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.
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

ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Condensed Consolidated Financial Statements
See Index to Condensed Consolidated Financial Statements at Item 8 herein.
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

Dated: May 12, 2015	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2015	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)