Form 10-Q
period 2015-06-27
Care.com Inc
filed 2015-08-04
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of July 28, 2015, there were 32,055,791 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 27, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$56,495	$71,881
Accounts receivable	2,958	2,592
Unbilled accounts receivable	3,755	3,541
Prepaid expenses and other current assets	7,049	8,046
Total current assets	70,257	86,060
Property and equipment, net	6,876	6,323
Intangible assets, net	6,692	8,965
Goodwill	67,020	68,685
Other non-current assets	3,068	3,071
Total assets	$153,913	$173,104

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$664	$5,463
Accrued expenses and other current liabilities	15,350	12,732
Current contingent acquisition consideration	8,162	10,685
Deferred revenue	14,626	13,346
Total current liabilities	38,802	42,226
Contingent acquisition consideration	7,567	7,267
Deferred tax liability	2,886	2,119
Other non-current liabilities	3,789	3,442
Total liabilities	53,044	55,054

Contingencies (see note 6)

Stockholders' equity
Common stock, $0.001 par value; 300,000 shares authorized; 32,052 and 31,615 shares issued and outstanding, respectively	32	32
Additional paid-in capital	280,581	277,583
Accumulated deficit	(179,106)	(159,859)
Accumulated other comprehensive (loss) income	(638)	294
Total stockholders' equity	100,869	118,050
Total liabilities and stockholders' equity	$153,913	$173,104

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Revenue	$35,653	$25,836	$70,773	$51,107
Cost of revenue	9,224	5,713	18,772	11,484
Operating expenses:
Selling and marketing	18,721	18,022	39,763	38,471
Research and development	5,406	4,078	10,421	8,142
General and administrative	8,428	6,588	16,929	12,820
Depreciation and amortization	1,251	1,068	2,526	2,136
Total operating expenses	33,806	29,756	69,639	61,569
Operating loss	(7,377)	(9,633)	(17,638)	(21,946)
Other income (expense), net	487	67	(704)	(2,679)
Loss before income taxes	(6,890)	(9,566)	(18,342)	(24,625)
Provision for income taxes	345	309	905	794
Net loss	(7,235)	(9,875)	(19,247)	(25,419)
Accretion of preferred stock	—	—	—	(4)
Net loss attributable to common stockholders	$(7,235)	$(9,875)	$(19,247)	$(25,423)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.23)	$(0.32)	$(0.60)	$(0.96)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	31,981	30,980	31,872	26,439

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net loss	$(7,235)	$(9,875)	$(19,247)	$(25,419)

Other comprehensive income (loss):
Foreign currency translation adjustments	72	(255)	(932)	(403)
Comprehensive loss	$(7,163)	$(10,130)	$(20,179)	$(25,822)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities
Net loss	$(19,247)	$(25,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,595	2,082
Depreciation and amortization	2,978	2,520
Deferred taxes	801	672
Contingent consideration expense	622	147
Change in fair value of contingent consideration payable in preferred stock	—	2,258
Change in fair value of stock warrants	—	606
Other non-operating expenses	7	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(378)	(611)
Unbilled accounts receivable	(451)	(622)
Prepaid expenses and other current assets	699	(1,257)
Other non-current assets	(13)	(5)
Accounts payable	(4,235)	1,540
Accrued expenses and other current liabilities	3,662	6,671
Deferred revenue	1,593	2,613
Other non-current liabilities	400	(36)
Net cash used in operating activities	(10,967)	(8,841)
Cash flows from investing activities
Purchases of property and equipment	(3,981)	(400)
Payments for acquisitions, net of cash acquired	—	(489)
Cash withheld for purchase consideration	73	(73)
Net cash used in investing activities	(3,908)	(962)
Cash flows from financing activities
Proceeds from initial public offering net of offering costs	—	96,011
Proceeds from exercise of common stock options	611	245
Payments of contingent consideration previously established in purchase accounting	(1,840)	(2,845)
Net cash (used in) provided by financing activities	(1,229)	93,411

Effect of exchange rate changes on cash and cash equivalents	718	(169)
Net (decrease) increase in cash and cash equivalents	(15,386)	83,439
Cash and cash equivalents, beginning of the period	71,881	29,959
Cash and cash equivalents, end of the period	$56,495	$113,398

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow activities
Cash paid for taxes	$26	$94
Supplemental disclosure of non-cash investing and financing activities
Non-cash purchases of property and equipment	$33	$—
Issuance of preferred and common stock in connection with acquisitions	$4,878	$2,622
Accretion of preferred stock to redemption value	$—	$4
Conversion of preferred stock to common stock	$—	$154,856
Reclassification of warrant liability to additional paid-in capital	$—	$968
Reclassification of contingent consideration payable in common shares	$—	$4,878
Unpaid deferred offering costs	$—	$123

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 27, 2015
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Care.com, Inc. (the “Company”, “we”, “us”, and “our”), a Delaware corporation, was incorporated on October 27, 2006. We are the world’s largest online marketplace for finding and managing family care. Our consumer matching solutions enable families to connect to caregivers and caregiving services in a reliable and easy way and our payment solutions enable families to pay caregivers electronically online or via their mobile device and to manage their household payroll and tax matters with Care.com HomePay. In addition, we serve employers by providing access to our platform to employer-sponsored families and care-related businesses-such as day care centers, nanny agencies and home care agencies-who wish to market their services to our care-seeking families and recruit our caregiver members. We also operate a social commerce service selling curated third-party products designed for families. This service generates revenue through the sale of subscriptions and other products to customers in the United States.
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
There have been no material changes in our significant accounting policies for the three and six months ended June 27, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
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
Subsequent Events Consideration
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three and six months ended June 27, 2015.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 27, 2015
(unaudited)

Recently Issued and Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which amends Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license, and based on that determination, how to account for such arrangements. ASU 2015-05 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is not permitted. We are currently evaluating the impact the adoption of ASU 2015-05 will have on our financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)-Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are currently evaluating the impact the adoption of Topic 810 will have on our financial statements.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15, but the adoption is not expected to have a material effect on our consolidated financial statements or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB voted in favor of delaying the effective date of the new standard by one year, with early adoption permitted as of the original effective date. ASU-2014-09 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which is fiscal 2018 for the Company. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 27, 2015
(unaudited)

2. Fair Value Measurements
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 27, 2015 and December 27, 2014 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	June 27, 2015				December 27, 2014
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds and certificates of deposit	$20,388	$—	$—	$20,388	$15,656	$—	$—	$15,656
Total assets	$20,388	$—	$—	$20,388	$15,656	$—	$—	$15,656

Liabilities:
Contingent acquisition consideration	$—	$—	$15,729	$15,729	$—	$—	$17,952	$17,952
Total liabilities	$—	$—	$15,729	$15,729	$—	$—	$17,952	$17,952
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration which represents recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

June 27, 2015
Contingent Acquisition Consideration
Beginning balance	$17,952
Increase in fair value included in earnings	622
Contingent acquisition consideration payments	(2,845)
Ending balance	$15,729
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. In the three and six months ended June 27, 2015 and June 28, 2014, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 27, 2015
(unaudited)

3. Business Acquisitions
Citrus Lane
On July 17, 2014, we acquired Citrus Lane, a social commerce service selling curated third-party products designed for families, for total consideration of $22.9 million in cash and 0.4 million shares of common stock (valued at $3.8 million). In addition, up to $16.4 million in cash (valued at $14.5 million) and up to an additional 0.1 million shares of common stock (valued at $1.1 million) will be payable in the event Citrus Lane achieves certain milestones in 2015 and 2016. The results of operations for Citrus Lane have been included in our consolidated financial statements since the date of acquisition.
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

	Pro Forma
	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue	35,653	28,344	70,773	56,122
Net loss	(7,244)	(11,183)	(19,269)	(28,821)
Consmr
On March 3, 2014, we entered into an agreement with Consmr, Inc. (“Consmr”), the developer of a mobile application for ratings and reviews of consumer products, pursuant to which we acquired the right to hire all employees of Consmr for total consideration of $0.6 million. Approximately $0.1 million of the purchase price was held back and is payable in one year subject to the continuing employment of the employees. Such amount has been recognized as compensation expense over the required employment period. The transaction is presented as an acquisition of a business and the consideration transferred, except for the amount held back, was recorded as goodwill.
4. Supplemental Balance Sheet Information
The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	June 27, 2015	December 27, 2014
Computer equipment	$2,054	$2,476
Furniture and fixtures	1,668	1,708
Software	1,280	1,066
Leasehold improvements	3,820	3,137
Total	8,822	8,387
Less accumulated depreciation	(1,946)	(2,064)
Property and equipment, net	$6,876	$6,323
Depreciation expense for the three months ended June 27, 2015 and June 28, 2014 was $0.4 million and $0.2 million, respectively, and for the six months ended June 27, 2015 and June 28, 2014 was $0.8 million and $0.4 million, respectively.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 27, 2015
(unaudited)

The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	June 27, 2015	December 27, 2014
Payroll and compensation	$4,951	$2,388
Tax-related expense	918	843
Marketing expenses	5,728	3,385
Other accrued expenses	3,753	6,116
Total accrued expenses and other current liabilities	$15,350	$12,732
5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

	CRCM Businesses, Excluding Citrus Lane	Citrus Lane	Total
Balance as of December 27, 2014	$60,635	$8,050	$68,685
Effect of currency translation and other	(1,643)	(22)	(1,665)
Balance as of June 27, 2015	$58,992	$8,028	$67,020

Total impairment recognized to date	$—	$36,227	$36,227

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 27, 2015
(unaudited)

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)
June 27, 2015
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	5,229	(4,047)	1,182	6.9
Proprietary software	4,785	(3,515)	1,270	2.1
Website	1,150	(123)	1,027	6.0
Training materials	30	(25)	5	0.5
Non-compete agreements	131	(106)	25	2.1
Leasehold interests	170	(73)	97	3.9
Caregiver relationships	290	(282)	8	0.5
Customer relationships	8,795	(5,959)	2,836	2.8
Total	$20,822	$(14,130)	$6,692

December 27, 2014
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	5,281	(3,377)	1,904	5.2
Proprietary software	4,942	(3,351)	1,591	2.5
Website	1,150	(34)	1,116	6.5
Training materials	30	(20)	10	1.0
Non-compete agreements	137	(94)	43	2.0
Leasehold interests	170	(61)	109	4.4
Caregiver relationships	312	(252)	60	0.7
Customer relationships	8,857	(4,967)	3,890	2.9
Total	$21,121	$(12,156)	$8,965
Amortization expense was $2.2 million and $2.1 million for the six months ended June 27, 2015 and June 28, 2014, respectively. Of these amounts, $1.8 million and $1.7 million was classified as a component of depreciation and amortization, and $0.4 million and $0.4 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the six months ended June 27, 2015 and June 28, 2014, respectively.
As of June 27, 2015, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2015 remaining	$1,647
2016	2,205
2017	800
2018	454
2019	396
Thereafter	948
Total	$6,450

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 27, 2015
(unaudited)

6. Contingencies
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
Upon the closing of the IPO, all shares of our outstanding redeemable convertible preferred stock automatically converted into 21,490,656 shares of common stock and our outstanding warrant to purchase redeemable convertible preferred stock automatically converted into a warrant to purchase 40,697 shares of common stock at $1.72 per share, which were subsequently exercised during the first quarter of 2014.
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of revenue	$77	$47	$125	$94
Selling and marketing	286	163	447	309
Research and development	267	115	349	204
General and administrative	1,027	658	1,674	1,475
Total stock-based compensation	$1,657	$983	$2,595	$2,082
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the six months ended June 27, 2015, we granted 1.5 million restricted stock units (RSUs) to certain employees and directors and 0.2 million performance based RSUs to certain members of senior management. Each recipient of performance based RSUs is eligible to receive up to 100% of the shares granted on the achievement of certain financial targets for fiscal 2015 and which will vest over a four -year period retroactive to March 2015. Management is recognizing expense straight-line over the required service period based on its estimate of number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
RSUs are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the RSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share. The weighted average grant-date fair value per share and the total fair value of vested shares from the RSU grants was $7.70 and $0.6 million, respectively, for the six months ended June 27, 2015. No RSUs were granted during the six months ended June 28, 2014.
During the six months ended June 27, 2015, no stock options were granted. During the six months ended June 28, 2014, we granted 0.7 million stock options with weighted-average exercise price per share of $17.63.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 27, 2015
(unaudited)

The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

Six Months Ended
	June 27, 2015	June 28, 2014
Risk-free interest rate	N/A	1.54 - 2.88%
Expected term (years)	N/A	6.25
Volatility	N/A	47.1 - 55.3%
Expected dividend yield	N/A	—
A summary of stock option and RSU activity for the six months ended June 27, 2015 was as follows (in thousands for shares and intrinsic value):

	Stock Options				Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 27, 2014	4,270	7.17	$6.47	$14,373	—	$—
Granted (1)	—		—		1,708	7.70
Settled (RSUs)					(71)	7.78
Exercised	(176)		2.30
Canceled and forfeited	(259)		7.01		(4)	7.78
Outstanding at June 27, 2015	3,835	6.99	6.62	$6,387	1,633	$7.70
Vested and exercisable at June 27, 2015	2,519	6.30	4.71	$5,902	—	$—
Vested and expected to vest as of June 27, 2015 (2)	3,692	6.93	6.44	$6,347	1,127	$7.69
____________________________
(1) For RSUs, includes both time-based and performance-based restricted stock units
(2) Options and RSUs expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of June 27, 2015 was $6.16. The total intrinsic value of options exercised and RSUs vested was approximately $0.7 million and $1.5 million for the three and six months ended June 27, 2015, respectively. The aggregate fair value of the options that vested during the three and six months ended June 27, 2015 was $0.8 million and $1.9 million respectively.
As of June 27, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and RSUs was approximately $5.9 million and $8.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.2 years and 3.7 years, respectively. As of June 27, 2015, we had 2,880,470 shares available for grant under the 2014 Plan.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 27, 2015
(unaudited)

Common Stock
As of June 27, 2015, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

June 27, 2015
Contingent consideration payable in common stock	106
Options issued and outstanding	3,835
Restricted stock units issued and outstanding	1,633
Common stock available for stock-based award grants under incentive award plans	2,880
Total	8,454
8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common shareholders is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options as well as shares issuable under outstanding contingent consideration arrangements.
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Stock options and RSUs	5,215	4,053	5,215	4,053
Contingent consideration	106	—	106	—
9. Income Taxes
We recorded income tax expense of $0.3 million and $0.3 million for the three months ended June 27, 2015 and June 28, 2014, respectively. We recorded income tax expense of $0.9 million and $0.8 million for the six months ended June 27, 2015 and June 28, 2014, respectively. The tax provision recorded in the three-and-six months ended June 27, 2015 and June 28, 2014, relates to the amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
10. Segment and Geographical Information
We consider operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the CEO. Prior to the first quarter of Fiscal 2015, the CEO reviewed financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Beginning with the first quarter of Fiscal 2015, the CEO began to review the financial information of Citrus Lane separately from the Company’s other businesses. Accordingly, effective for the first quarter of Fiscal 2015, we have determined that we have two operating and reportable segments, CRCM Businesses, Excluding Citrus Lane and Citrus Lane. The descriptions of the resulting reportable segments are included below and all financial information presented herein related to the resulting reportable segments has been presented retrospectively as though these segments existed as of the earliest period presented.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 27, 2015
(unaudited)

CRCM Businesses, Excluding Citrus Lane
CRCM Businesses, Excluding Citrus Lane is comprised primarily of consumer matching solutions, which provides families access to search for, qualify, vet, connect with and ultimately select caregivers; consumer payments solutions, which provide families options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services; and our employer offering, which provides corporate employers access to certain of our products and services that can be offered as an employee benefit. This reportable segment represents an aggregation of operating units within the segment.
Citrus Lane
Citrus Lane represents sales of merchandise through the sales of curated third-party products designed for families. The majority of revenue is generated through the sale of subscription discovery boxes, whereby customers prepay to receive monthly shipments of a box containing children’s merchandise. We also offer individual products on an a-la-carte basis.
We measure and evaluate our reportable segments based on segment revenues and segment adjusted EBITDA, which is defined as net loss, plus: (1) federal, state and franchise taxes; (2) other expense, net; (3) depreciation and amortization; (4) stock based compensation; (5) accretion of contingent consideration; (6) merger and acquisition related costs; and (7) other unusual or non-cash significant adjustments.
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014). We fully allocate depreciation expense to our two reportable segments. We do not report our assets or capital expenditures by segment as it would not be meaningful. Segment information for the three and six months ended June 27, 2015 and June 28, 2014 was as follows (in thousands):

	Three Months Ended			Three Months Ended
	June 27, 2015			June 28, 2014
	CRCM Businesses, Excluding Citrus Lane	Citrus Lane	Total	CRCM Businesses, Excluding Citrus Lane	Citrus Lane	Total
Revenue	$32,903	$2,750	$35,653	$25,836	$—	$25,836
Adjusted EBITDA	(2,664)	(1,001)	(3,665)	(6,602)	—	(6,602)
Depreciation and amortization	(1,412)	(69)	(1,481)	(1,259)	—	(1,259)
Stock-based compensation	(1,472)	(185)	(1,657)	(983)	—	(983)
Other charges	2	(576)	(574)	(789)	—	(789)
Operating loss	$(5,546)	$(1,831)	(7,377)	$(9,633)	$—	(9,633)
Other income, net			487			67
Loss before income taxes			(6,890)			(9,566)
Provision for income taxes			345			309
Net Loss			$(7,235)			$(9,875)

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 27, 2015
(unaudited)

	Six Months Ended			Six Months Ended
	June 27, 2015			June 28, 2014
	CRCM Businesses, Excluding Citrus Lane	Citrus Lane	Total	CRCM Businesses, Excluding Citrus Lane	Citrus Lane	Total
Revenue	$64,952	$5,821	$70,773	$51,107	$—	$51,107
Adjusted EBITDA	(8,268)	(2,459)	(10,727)	(16,203)	—	(16,203)
Depreciation and amortization	(2,837)	(141)	(2,978)	(2,520)	—	(2,520)
Stock-based compensation	(2,294)	(301)	(2,595)	(2,082)	—	(2,082)
Other charges	(192)	(1,146)	(1,338)	(1,141)	—	(1,141)
Operating loss	$(13,591)	$(4,047)	(17,638)	$(21,946)	$—	(21,946)
Other expense, net			(704)			(2,679)
Loss before income taxes			(18,342)			(24,625)
Provision for income taxes			905			794
Net Loss			$(19,247)			$(25,419)
Total assets for the CRCM Businesses, Excluding Citrus Lane and Citrus Lane as of June 27, 2015 were $145.8 million and $8.1 million, respectively. Total assets for the CRCM Businesses, Excluding Citrus Lane and Citrus Lane as of December 27, 2014 were $163.1 million and $10.0 million, respectively.
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
United States	$33,179	$23,559	$66,034	$46,773
International	2,474	2,277	4,739	4,334
Total revenue	$35,653	$25,836	$70,773	$51,107
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
11. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Interest income	$52	$26	$86	$46
Interest expense	(54)	(10)	(82)	(17)
Other income (expense), net	489	51	(708)	(2,708)
Total other income (expense), net	$487	$67	$(704)	$(2,679)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are the world’s largest online marketplace for finding and managing family care as well as a leading subscription-based social commerce service selling curated third-party products designed for families. We have more than 16.5 million members, including 9.3 million families and 7.2 million caregivers, spanning 16 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
In addition to our consumer matching solutions, we offer our members innovative products and services to facilitate their interaction with caregivers. We provide solutions intended to improve both the ease and reliability of the care relationship in the home. One product area we are particularly focused on is consumer payments. Through Care.com HomePay, families can subscribe to payroll and tax preparation services for domestic employees. This offering deepens our relationship with our members and could enhance the lifetime value associated with each member.
We also serve employers by providing access to certain of our products and services to employer-sponsored families. In addition, we serve care-related businesses—such as day care centers, nanny agencies and home care agencies—who wish to market their services to our care-seeking families and recruit our caregiver members. These businesses improve our member experience by providing additional caregiving choices for families and employment opportunities for caregivers.
In July 2014, we completed our Citrus Lane acquisition, adding social commerce capabilities to our platform, including the sales of curated third-party products designed for families. Citrus Lane generates revenue through the sale of subscriptions and other products to customers in the United States.
We have experienced rapid growth in revenue and members. Our members increased to 16.5 million as of June 27, 2015 from 11.8 million as of June 28, 2014, representing a 40% annual growth rate. Our revenue has increased to $70.8 million for the six months ended June 27, 2015 from $51.1 million for the six months ended June 28, 2014, representing a 38% annual growth rate, primarily driven by our consumer matching solutions, consumer payment solutions, and to a lesser extent to our Citrus Lane acquisition. We experienced net losses of $19.2 million and $25.4 million for the six months ended June 27, 2015 and June 28, 2014, respectively.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per member - U.S. consumer matching & payments):

	As of
	June 27, 2015	June 28, 2014
Total members	16,472	11,826
Total families	9,284	6,437
Total caregivers	7,188	5,389
* Paying members - U.S. consumer matching & payments	254	205
* Monthly average revenue per member - U.S. consumer matching & payments	$38	$37
_________________________________
* We have changed the business metrics we use to monitor and evaluate our results. We believe that these metrics better reflect the underlying trends in our U.S. Matching and Payments business.

Total Members. We define total members as the number of paying and non-paying families, including those who have registered through employer programs, and caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay and social commerce services. Our total members increased 39% as of June 27, 2015, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps, including those who have registered through employer programs, since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay and social commerce services. Our total families increased 44% as of June 27, 2015, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 33% as of June 27, 2015, compared to the corresponding period in the prior fiscal year.
Paying Members - U.S. Consumer Matching & Payments. We define paying members - U.S. consumer matching & payments as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying members in our U.S. consumer matching & payments business increased 24% as of June 27, 2015, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Member - U.S. Consumer Matching & Payments. We define monthly average revenue per member, or ARPM, for our U.S. consumer matching & payments business as total U.S. consumer matching and payments revenue, including revenue from subscriptions and products, divided by the average number of U.S. consumer matching & payments paying members in a given fiscal period, expressed on a monthly basis. Our U.S. consumer matching & payments ARPM increased 3% as of June 27, 2015, compared to the corresponding period in the prior fiscal year.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net loss	$(7,235)	$(9,875)	$(19,247)	$(25,419)

Federal, state and franchise taxes	306	439	995	972
Other (income) expense, net	(487)	(67)	704	2,679
Depreciation and amortization	1,481	1,259	2,978	2,520

EBITDA	(5,935)	(8,244)	(14,570)	(19,248)

Stock-based compensation	1,657	983	2,595	2,082
Accretion of contingent consideration	314	74	622	147
Merger and acquisition related costs	299	575	626	652
IPO related costs	—	10	—	164
Adjusted EBITDA	$(3,665)	$(6,602)	$(10,727)	$(16,203)
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Revenue	$35,653	$25,836	$70,773	$51,107
Cost of revenue	9,224	5,713	18,772	11,484
Operating expenses:
Selling and marketing	18,721	18,022	39,763	38,471
Research and development	5,406	4,078	10,421	8,142
General and administrative	8,428	6,588	16,929	12,820
Depreciation and amortization	1,251	1,068	2,526	2,136
Total operating expenses	33,806	29,756	69,639	61,569
Operating loss	(7,377)	(9,633)	(17,638)	(21,946)
Other income (expense), net	487	67	(704)	(2,679)
Loss before income taxes	(6,890)	(9,566)	(18,342)	(24,625)
Provision for income taxes	345	309	905	794
Net loss	(7,235)	(9,875)	(19,247)	(25,419)
Accretion of preferred stock	—	—	—	(4)
Net loss attributable to common stockholders	$(7,235)	$(9,875)	$(19,247)	$(25,423)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.23)	$(0.32)	$(0.60)	$(0.96)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	31,981	30,980	31,872	26,439
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of revenue	$77	$47	$125	$94
Selling and marketing	286	163	447	309
Research and development	267	115	349	204
General and administrative	1,027	658	1,674	1,475
Total stock-based compensation	$1,657	$983	$2,595	$2,082

The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue	100%	100%	100%	100%
Cost of revenue	26	22	27	22
Operating expenses:
Selling and marketing	53	70	56	75
Research and development	15	16	15	16
General and administrative	24	25	24	25
Depreciation and amortization	4	4	4	4
Total operating expenses	95	115	98	120
Operating loss	(21)	(37)	(25)	(43)
Other income (expense), net	(2)	—	(1)	(5)
Loss before income taxes	(19)	(37)	(26)	(48)
Provision for income taxes	1	1	1	2
Net loss	(20)%	(38)%	(27)%	(50)%
Revenue
CRCM Businesses, Excluding Citrus Lane
The following sources of revenue are from our operating segment CRCM Businesses, Excluding Citrus Lane:
Consumer Matching Solutions. Our consumer matching solutions provide families access to job posting features, search features, caregiver profiles and content and is offered directly to consumers. Access to this platform is free of charge for basic members. Paying family members pay a monthly, quarterly or annual subscription fee to connect directly with caregivers and to utilize enhanced tools such as third-party background checks. Paying caregiver members pay a subscription fee for priority notification of jobs, messaging services and to perform third-party background checks on themselves. Subscription payments are received from all paying members at the time of sign-up and are recognized on a daily basis over the subscription term as the services are delivered once the revenue recognition criteria are met (see ‘‘Critical Accounting Policies and Estimates’’ for a description of the revenue recognition criteria).
Consumer Payments Solutions. Our consumer payments solutions provide families several options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services. Revenue related to Care.com HomePay, our household payroll and tax service, is primarily generated through quarterly subscriptions and recognized on a daily ratable basis over the period the services are provided.
Other Revenue. Other revenue includes revenue generated from international markets. This revenue is typically recognized on a daily basis over the term of a member’s subscription. Other revenue also includes revenue generated through contracts that provide corporate employers access to certain of our products and services. This product offering is typically sold through the use of an annual contract with an automatic renewal clause. Revenue related to this offering is recognized on a daily basis over the subscription term. Additionally, we generate revenue through our marketing solutions offering, which is designed to provide care-related businesses an efficient and cost-effective way to target qualified families seeking care services, and through our recruiting solutions offering, which allows care-related businesses to recruit caregivers for full-time and part-time employment. Revenue related to these product offerings is typically recognized in the period earned.

Citrus Lane
Sales of Merchandise. Sales of merchandise revenue relates to the revenue we generate through the sales of curated third-party products designed for families. The majority of sales are through the sale of subscription discovery boxes, whereby customers prepay to receive monthly shipments of a box containing children’s merchandise. The subscriptions offered to our customers are for one, three, six or twelve month terms. The contents of the boxes are changed each month and include four to five different products such as toys, books, snacks and household products. Sales of merchandise are considered to qualify for the proportional performance model, whereby revenue is recognized on a pro rata basis as the boxes are delivered over the term of the subscription. We also offer individual products on an a-la-carte basis through an “add-to-box” and commerce shop offerings. “Add-to-box” sales are extra items that customers can add to be shipped with their subscription box or purchased separately from the subscription sales. Shipping and handling charges are included in revenue on a gross basis. Taxes that are collected from customers and remitted to government authorities are presented on a net basis and are excluded from revenue.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 27, 2015	June 28, 2014	$ Change	% Change	June 27, 2015	June 28, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
CRCM Businesses, Excluding Citrus Lane	$32,903	$25,836	$7,067	27%	$64,952	$51,107	$13,845	27%
Citrus Lane	2,750	—	2,750	100%	5,821	—	5,821	100%
	$35,653	$25,836	$9,817	38%	$70,773	$51,107	$19,666	38%
Comparison of the Three Months Ended June 27, 2015 and June 28, 2014
The change was primarily attributed to an increase of $4.5 million in our consumer matching business, principally related to a higher number of paying members and higher average revenue per paying member driven by a longer average length of paying subscriptions. Additionally, there was an increase in consumer payment solutions and background checks revenue of $0.9 million and $0.9 million, respectively. The acquisition of Citrus Lane was completed during the third quarter of 2014, which contributed $2.7 million of the increase in revenue in 2015.
Comparison of the Six Months Ended June 27, 2015 and June 28, 2014
The change was primarily attributed to an increase of $8.8 million in our consumer matching business, principally related to a higher number of paying members and higher average revenue per paying member driven by a longer average length of paying subscriptions. Additionally, there was an increase in consumer payment solutions and background checks revenue of $2.2 million and $1.4 million, respectively. The acquisition of Citrus Lane was completed during the third quarter of 2014, which contributed $5.8 million of the increase in revenue in 2015.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 27, 2015	June 28, 2014	$ Change	% Change	June 27, 2015	June 28, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$9,224	$5,713	$3,511	61%	$18,772	$11,484	$7,288	63%
Percentage of revenue	26%	22%			27%	22%

Comparison of the Three Months Ended June 27, 2015 and June 28, 2014
The change was primarily related to product fulfillment costs of $2.3 million associated with Citrus Lane subscriptions. Additionally, we incurred higher member servicing costs, background check screening fees and compensation expenses of $0.5 million, $0.3 million and $0.3 million, respectively.
Comparison of the Six Months Ended June 27, 2015 and June 28, 2014
The change was primarily related to product fulfillment costs of $5.0 million associated with Citrus Lane subscriptions. Additionally, we incurred higher member servicing costs, background check screening fees, compensation and credit card processing fees of $0.8 million, $0.4 million, $0.3 million and $0.3 million, respectively.
Selling and Marketing
Our selling and marketing expenses primarily consist of customer acquisition marketing, including television advertising, branding, other advertising and public relations costs, as well as allocated facilities and other supporting overhead costs. In addition, sales and marketing expenses include salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. We plan to continue to invest in sales and marketing to grow our current customer base, continue building brand awareness, and expand our international footprint. In the near term, we expect sales and marketing expenses to increase on an absolute basis and to be our largest expense on an absolute basis but decline as a percentage of revenue over time.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 27, 2015	June 28, 2014	$ Change	% Change	June 27, 2015	June 28, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Selling and marketing	$18,721	$18,022	$699	4%	$39,763	$38,471	$1,292	3%
Percentage of revenue	53%	70%			56%	75%
Comparison of the Three Months Ended June 27, 2015 and June 28, 2014
The change principally related to an increase in compensation and related costs of $1.2 million partially due to the Citrus Lane acquisition. These increases were partially offset by lower spending on acquisition marketing of $0.5 million.
Comparison of the Six Months Ended June 27, 2015 and June 28, 2014
The change principally related to an increase in compensation and related costs of $2.6 million, partially offset by lower spending on acquisition marketing of $1.7 million.
Research and Development
Our research and development expenses primarily consist of salaries, benefits and stock-based compensation for our software engineers and product managers. In addition, research and development expenses include third-party resources, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features and software development is important to attaining our strategic objectives and, as a result, we expect product development expense to increase on an absolute basis in the near term, but to remain consistent as a percentage of revenue.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 27, 2015	June 28, 2014	$ Change	% Change	June 27, 2015	June 28, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$5,406	$4,078	$1,328	33%	$10,421	$8,142	$2,279	28%
Percentage of revenue	15%	16%			15%	16%

Comparison of the Three Months Ended June 27, 2015 and June 28, 2014
The change was primarily related to higher compensation and related expenses of $1.1 million, largely due to an increase in headcount and $0.1 million of increased third-party resources. The increase in headcount was the result of our focus on developing new features and products, including work on our mobile applications, to encourage member growth and engagement as well as the impact for the acquisition of Citrus Lane.
Comparison of the Six Months Ended June 27, 2015 and June 28, 2014
The change was primarily related to higher compensation and related expenses of $2.0 million, largely due to an increase in headcount. The increase in headcount was the result of our focus on developing new features and products, including work on our mobile applications, to encourage member growth and engagement.
General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include: third-party resources; legal and accounting services; acquisition-related costs; and other overhead related expenses. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business, including expenses related to audit, legal, regulatory and tax-related services.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 27, 2015	June 28, 2014	$ Change	% Change	June 27, 2015	June 28, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$8,428	$6,588	$1,840	28%	$16,929	$12,820	$4,109	32%
Percentage of revenue	24%	25%			24%	25%
Comparison of the Three Months Ended June 27, 2015 and June 28, 2014
The change was primarily related to higher compensation related expenses of $1.2 million primarily due to stock-based compensation and an increase in occupancy related expenses of $0.5 million. Additionally, there was increased accretion expense related to contingent consideration liabilities of $0.3 million as a result of the Citrus Lane acquisition.
Comparison of the Six Months Ended June 27, 2015 and June 28, 2014
The change was primarily related to higher compensation related expenses of $1.8 million primarily due to stock-based compensation and an increase in occupancy costs of $1.0 million. Additionally, there was increased accretion expense related to contingent consideration liabilities of $0.6 million as a result of the Citrus Lane acquisition.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 27, 2015	June 28, 2014	$ Change	% Change	June 27, 2015	June 28, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Depreciation and amortization	$1,251	$1,068	$183	17%	$2,526	$2,136	$390	18%
Percentage of revenue	4%	4%			4%	4%

Comparison of the Three and Six Months Ended June 27, 2015 and June 28, 2014
The change was primarily attributed with the move to our new office space, and to a lesser extent, amortization of the Citrus Lane intangible assets. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $5.7 million.
Other Income (Expense), net
Other expense, net consists primarily of the interest income earned on our cash and cash equivalents, restricted cash and investments, net of changes in the fair value of redeemable convertible preferred stock warrants, changes in the fair value of contingent consideration payable in preferred stock and foreign exchange gains and losses.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 27, 2015	June 28, 2014	$ Change	% Change	June 27, 2015	June 28, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Other income (expense), net	$487	$67	$420	627%	$(704)	$(2,679)	$1,975	(74)%
Percentage of revenue	(2)%	—%			(1)%	(5)%
Comparison of the Three Months Ended June 27, 2015 and June 28, 2014
The change in other income was primarily driven by the favorable movement of foreign exchange rates, primarily due to the weakening of the US dollar against the Euro and the British Pound Sterling.
Comparison of the Six Months Ended June 27, 2015 and June 28, 2014
The change was primarily driven by the mark-to-market adjustment of $2.9 million related to the change in the fair value of the redeemable convertible preferred stock associated with contingent acquisition consideration and the preferred stock warrants that occurred during the first quarter of Fiscal 2014. No such item was recorded in the current period. This was partially offset by $0.5 million from the movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the Euro.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 27, 2015	June 28, 2014	$ Change	% Change	June 27, 2015	June 28, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Provision for income taxes	$345	$309	$36	12%	$905	$794	$111	14%
Percentage of revenue	1%	1%			1%	1%
Comparison of the Three and Six Months Ended June 27, 2015 and June 28, 2014
The change was primarily due to the income tax expense related to the amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flow (used in) provided by:
Operating activities	$(10,967)	$(8,841)
Investing activities	(3,908)	(962)
Financing activities	(1,229)	93,411
Effect of exchange rates on cash balances	718	(169)
(Decrease) increase in cash and cash equivalents	$(15,386)	$83,439
As of June 27, 2015, we had cash and cash equivalents of $56.5 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of June 27, 2015 was $2.8 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Six Months Ended June 27, 2015
Cash from operating activities used $11.0 million during the first half of Fiscal 2015. This amount resulted from a net loss of $19.2 million, adjusted for non-cash items of $7.0 million, and a net $1.3 million source of cash due to changes in working capital.
Non-cash expenses within net loss consisted primarily of $3.0 million for depreciation and amortization, $2.6 million of stock-based compensation expense, $0.8 million in changes in deferred tax liabilities and $0.6 million from the accretion of contingent consideration liabilities.
An increase in both operating liabilities and assets was a net source of $1.3 million of cash within operating activities. The increase in working capital was primarily due to an increase in accrued expenses and other current liabilities and deferred revenue of $3.7 million and $1.6 million, respectively, combined with a decrease in prepaid expenses and other current assets of $0.7 million. These were partially offset by a decrease in accounts payable of $4.2 million and increases in unbilled accounts receivable and accounts receivable of $0.5 million and $0.4 million, respectively.
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

Investing Activities
Six Months Ended June 27, 2015
During the first half of Fiscal 2015, we used $3.9 million of cash for investing activities, primarily related to property and equipment purchased. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Six Months Ended June 28, 2014
During the first half of Fiscal 2014, we used $1.0 million of cash for investing activities. This was primarily related to $0.5 million used for the acquisition of Consmr and capital expenditures of $0.4 million, principally related to furniture and fixtures as well as computer hardware. We are not currently a party to any material purchase contracts related to future purchases of property, plant and equipment.
Financing Activities
Six Months Ended June 27, 2015
During first half of Fiscal 2015, we used $1.2 million of cash. $1.8 million of this amount related to payments of contingent consideration previously established in purchase accounting, partially offset by $0.6 million in proceeds from the exercise of common stock options.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the three and six months ended June 27, 2015 and June 28, 2014.

Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and commitments to make potential future milestone payments as part of the Citrus Lane acquisition. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.

The Jumpstart Our Business Startups Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an ‘‘emerging growth company.’’ Subject to certain conditions set forth in the JOBS Act, if as an ‘‘emerging growth company’’ we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an ‘‘emerging growth company,’’ whichever is earlier.
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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 27, 2015 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of June 27, 2015 or June 28, 2014. Under our current investment policy, we invest our excess cash in money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information pertaining to legal proceedings can be found in “Item 1. Financial Statements and Supplementary Data” and “Note 6, Contingencies” of this Quarterly Report on Form 10-Q, and is incorporated by reference herein.
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
b)    Use of Proceeds from Public Offering of Common Stock
On January 29, 2014, we closed our initial public offering of our common stock, or IPO, in which we offered and sold 6,152,500 shares of common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was approximately $104.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192791), which was declared effective by the SEC on January 23, 2014. The offering commenced as of January 23, 2014 and did not terminate before all of the securities registered in the registration statement were sold.
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

CARE.COM, INC.

Dated: August 4, 2015	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2015	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
10.1	Offer letter between the Company and Michael Echenberg, dated March 4, 2015.		8-K	3/19/2015	99.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X