Form 10-Q
period 2015-09-26
Care.com Inc
filed 2015-10-29
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of October 22, 2015, there were 32,174,756 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 26, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$59,736	$71,881
Accounts receivable	3,478	2,592
Unbilled accounts receivable	3,643	3,541
Prepaid expenses and other current assets	6,423	8,046
Total current assets	73,280	86,060
Property and equipment, net	6,723	6,323
Intangible assets, net	4,111	8,965
Goodwill	59,011	68,685
Other non-current assets	3,093	3,071
Total assets	$146,218	$173,104

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,544	$5,463
Accrued expenses and other current liabilities	20,297	12,732
Contingent acquisition consideration	15,884	10,685
Deferred revenue	16,124	13,346
Total current liabilities	53,849	42,226
Contingent acquisition consideration, net of current portion	—	7,267
Deferred tax liability	3,139	2,119
Other non-current liabilities	3,958	3,442
Total liabilities	60,946	55,054

Contingencies (see note 6)

Stockholders' equity
Common stock, $0.001 par value; 300,000 shares authorized; 32,127 and 31,615 shares issued and outstanding, respectively	32	32
Additional paid-in capital	282,184	277,583
Accumulated deficit	(196,456)	(159,859)
Accumulated other comprehensive (loss) income	(488)	294
Total stockholders' equity	85,272	118,050
Total liabilities and stockholders' equity	$146,218	$173,104

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Revenue	$38,893	$32,054	$109,666	$83,161
Cost of revenue	10,326	9,132	29,098	20,616
Operating expenses:
Selling and marketing	22,128	22,900	61,891	61,371
Research and development	5,808	4,417	16,229	12,559
General and administrative	7,597	9,479	24,526	22,299
Depreciation and amortization	1,087	1,113	3,613	3,249
Impairment of goodwill and intangible assets	8,766	—	8,766	—
Total operating expenses	45,386	37,909	115,025	99,478
Operating loss	(16,819)	(14,987)	(34,457)	(36,933)
Other expense, net	(272)	(644)	(976)	(3,323)
Loss before income taxes	(17,091)	(15,631)	(35,433)	(40,256)
Provision for (Benefit from) income taxes	259	(1,178)	1,164	(384)
Net loss	(17,350)	(14,453)	(36,597)	(39,872)
Accretion of preferred stock	—	—	—	(4)
Net loss attributable to common stockholders	$(17,350)	$(14,453)	$(36,597)	$(39,876)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.54)	$(0.46)	$(1.15)	$(1.42)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	32,069	31,362	31,938	27,995

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net loss	$(17,350)	$(14,453)	$(36,597)	$(39,872)

Other comprehensive income (loss):
Foreign currency translation adjustments	150	(854)	(782)	(1,257)
Comprehensive loss	$(17,200)	$(15,307)	$(37,379)	$(41,129)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities
Net loss	$(36,597)	$(39,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,179	4,829
Depreciation and amortization	4,273	3,914
Deferred taxes	1,053	(548)
Contingent consideration expense	777	404
Change in fair value of contingent consideration payable in preferred stock	—	2,258
Change in fair value of stock warrants	—	606
Impairment of goodwill and intangible assets	9,741	—
Foreign currency remeasurement loss	983	—
Other non-operating expenses	(42)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(906)	(1,003)
Unbilled accounts receivable	(339)	(974)
Prepaid expenses and other current assets	1,419	(797)
Other non-current assets	(13)	490
Accounts payable	(3,349)	3,479
Accrued expenses and other current liabilities	8,637	9,270
Deferred revenue	3,110	3,705
Other non-current liabilities	623	639
Net cash used in operating activities	(6,451)	(13,600)
Cash flows from investing activities
Purchases of property and equipment	(4,287)	(878)
Payments for acquisitions, net of cash acquired	—	(23,364)
Cash withheld for purchase consideration	73	(73)
Payments for security deposits	—	(2,825)
Net cash used in investing activities	(4,214)	(27,140)
Cash flows from financing activities
Proceeds from initial public offering net of offering costs	—	96,007
Proceeds from exercise of common stock options	630	319
Payments of contingent consideration previously established in purchase accounting	(1,840)	(2,845)
Net cash (used in) provided by financing activities	(1,210)	93,481

Effect of exchange rate changes on cash and cash equivalents	(270)	383
Net (decrease) increase in cash and cash equivalents	(12,145)	53,124
Cash and cash equivalents, beginning of the period	71,881	29,959
Cash and cash equivalents, end of the period	$59,736	$83,083

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow activities
Cash paid for taxes	$26	$94
Supplemental disclosure of non-cash investing and financing activities
Non-cash purchases of property and equipment	$51	$—
Issuance of preferred and common stock in connection with acquisitions	$4,878	$2,622
Accretion of preferred stock to redemption value	$—	$4
Conversion of preferred stock to common stock	$—	$154,856
Reclassification of warrant liability to additional paid-in capital	$—	$968
Reclassification of contingent consideration payable in common shares	$—	$4,878

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Care.com, Inc. (the “Company”, “we”, “us”, and “our”), a Delaware corporation, was incorporated on October 27, 2006. We are the world’s largest online marketplace for finding and managing family care. Our consumer matching solutions enable families to connect to caregivers and caregiving services in a reliable and easy way and our payments solutions enable families to manage their household payroll and tax matters with Care.com HomePay. In addition, we serve employers by providing access to our platform to employer-sponsored families and care-related businesses-such as day care centers, nanny agencies and home care agencies-who wish to market their services to our care-seeking families and recruit our caregiver members. We also operate a social commerce service selling curated third-party products designed for families. This service generates revenue through the sale of subscriptions and other products to customers in the United States.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, our business is affected by a variety of factors. For example, we believe that unfavorable changes in any of the following areas could have a significant negative effect on our future financial position, results of operations or cash flows: rates of revenue growth; member acquisition costs; member engagement and usage of our new and existing products; our ability to scale and adapt our existing technology and network infrastructure; competition in our market; management of our growth; our acquisitions and investments; our ability to retain qualified employees and key personnel; protection of our brand and intellectual property; protection of customers’ information and privacy concerns; security measures related to our website; and our ability to access capital at acceptable terms, among other things.
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
There have been no material changes in our significant accounting policies for the three and nine months ended September 26, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
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
Reclassification Adjustment
During the third quarter of the year ended December 26, 2015, we recorded a reclassification adjustment to our statement of cash flows to increase to our cash flows from operating activities by approximately $0.7 million with a corresponding decrease to the effect of exchange rate changes on cash and cash equivalents. Of this reclassification adjustment, approximately $1.2 million increased operating activities in the first quarter of 2015 and $0.5 million reduced operating activities in the second quarter of 2015.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

In accordance with SEC Staff Accounting Bulletin (SAB) No. 99, Materiality and SAB No. 108, we assessed the materiality of this correction, individually and in aggregate, on our financial statements for the each of the first and second quarters of 2015. We concluded the effect of the error was not material to our financial statements for any of the periods and, as such, these financial statements are not materially misstated. As a result, we recorded the adjustments in the consolidated statement of cash flows for the nine months ended September 26, 2015.
Subsequent Events Consideration
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. On October 26, 2015, our Board of Directors (the “Board”) voted to wind down the operations of Citrus Lane, Inc., which we acquired in July 2014. As part of our ongoing prioritization to balance top-line growth and operational efficiency, the Board determined that it would have required more time and resources than originally anticipated to realize the expected synergies between the Citrus Lane business and our other businesses. Consequently, the Board has determined to prioritize our resources in higher growth potential businesses. There were no other material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three and nine months ended September 26, 2015.
Recently Issued and Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which amends Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license, and based on that determination, how to account for such arrangements. ASU 2015-05 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is not permitted. We are currently evaluating the impact the adoption of ASU 2015-05 will have on our financial statements.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted but not before the original effective date of December 15, 2016. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
2. Fair Value Measurements
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 26, 2015 and December 27, 2014 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	September 26, 2015				December 27, 2014
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$20,401	$—	$—	$20,401	$15,656	$—	$—	$15,656
Total assets	$20,401	$—	$—	$20,401	$15,656	$—	$—	$15,656

Liabilities:
Contingent acquisition consideration	$—	$—	$7,721	$7,721	$—	$—	$17,952	$17,952
Total liabilities	$—	$—	$7,721	$7,721	$—	$—	$17,952	$17,952
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration which represents recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

September 26, 2015
Contingent Acquisition Consideration
Beginning balance	$17,952
Increase in fair value included in earnings	777
Contingent acquisition consideration payments	(2,845)
Transfers out of Level 3 (1)	$(8,163)
Ending balance	$7,721
(1) Transfers out of Level 3 represent contingent payments for which the measurement period had ended and the remaining liability is known as of September 26, 2015.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. For the nine months ended September 26, 2015, we recorded an intangible asset impairment charge of $1.7 million and a goodwill impairment charge of $8.0 million, each related to our Citrus Lane reporting unit. This adjustment falls within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The fair value measurements were determined using a DCF analysis, and the amount and timing of future cash flows within the analysis were based on our most recent operational budgets, long-range strategic plans and other estimates at the time such re-measurements were made. Refer to note 5. Goodwill and Intangible Assets for more information. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature. In the three and nine months ended September 27, 2014, no significant remeasurements were necessary.

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
Pro Forma Information
The following unaudited pro forma financial information presents the combined results of operations of Care.com and Citrus Lane as if the acquisition had occurred on January 1, 2013, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Citrus Lane acquisition, factually supportable, and expected to have a continuing impact on us. Actual 2014 and 2015 impairment charges were excluded from the pro forma results below. The pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2013.

	Pro Forma
	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue	38,893	37,069	109,666	88,176
Net loss	(7,611)	(17,682)	(26,879)	(43,101)
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

4. Supplemental Balance Sheet Information
The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	September 26, 2015	December 27, 2014
Computer equipment	$2,241	$2,476
Furniture and fixtures	1,593	1,708
Software	1,375	1,066
Leasehold improvements	3,810	3,137
Total	9,019	8,387
Less accumulated depreciation	(2,296)	(2,064)
Property and equipment, net	$6,723	$6,323
Depreciation expense for the three months ended September 26, 2015 and September 27, 2014 was $0.4 million and $0.2 million, respectively, and for the nine months ended September 26, 2015 and September 27, 2014 was $1.2 million and $0.6 million, respectively.
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	September 26, 2015	December 27, 2014
Payroll and compensation	$4,624	$2,388
Tax-related expense	1,014	843
Marketing expenses	10,212	3,385
Other accrued expenses	4,447	6,116
Total accrued expenses and other current liabilities	$20,297	$12,732

5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

	CRCM Businesses, Excluding Citrus Lane	Citrus Lane	Total
Balance as of December 27, 2014	$60,635	$8,050	$68,685
Impairment of goodwill	—	(8,028)	(8,028)
Effect of currency translation and other	(1,624)	(22)	(1,646)
Balance as of September 26, 2015	$59,011	$—	$59,011

Total impairment recognized to date	$—	$41,816	$41,816

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)
September 26, 2015
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,429	(4,118)	311	3.8
Proprietary software	4,787	(3,678)	1,109	1.8
Website	50	(42)	8	0.9
Training materials	30	(27)	3	0.3
Non-compete agreements	131	(109)	22	1.9
Leasehold interests	170	(80)	90	3.6
Caregiver relationships	291	(286)	5	0.3
Customer relationships	8,796	(6,475)	2,321	2.9
Total	$18,926	$(14,815)	$4,111

December 27, 2014
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	5,281	(3,377)	1,904	5.2
Proprietary software	4,942	(3,351)	1,591	2.5
Website	1,150	(34)	1,116	6.5
Training materials	30	(20)	10	1.0
Non-compete agreements	137	(94)	43	2.0
Leasehold interests	170	(61)	109	4.4
Caregiver relationships	312	(252)	60	0.7
Customer relationships	8,857	(4,967)	3,890	2.9
Total	$21,121	$(12,156)	$8,965
Amortization expense was $3.1 million and $3.3 million for the nine months ended September 26, 2015 and September 27, 2014, respectively. Of these amounts, $2.4 million and $2.6 million was classified as a component of depreciation and amortization, and $0.7 million and $0.7 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the nine months ended September 26, 2015 and September 27, 2014, respectively.
As of September 26, 2015, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2015 remaining	$715
2016	1,954
2017	549
2018	204
2019	145
Thereafter	302
Total	$3,869

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

We review goodwill for impairment on an annual basis at the beginning of the fourth quarter, on an interim basis if there are indicators of potential impairment. The impairment test is conducted using an income approach. We perform the impairment analysis utilizing a discounted cash flow approach that incorporates current estimates regarding performance and macroeconomic factors, discounted at a weighted average cost of capital. During the third quarter of fiscal 2015, we determined that we should consider the advisability of a sale or wind down of the Citrus Lane business. As a result of this determination, we concluded that indicators of impairment existed in the Citrus Lane reporting unit and began an analysis of whether any material impairment charges would be required.
We completed step one of our goodwill impairment testing with the assistance of an independent valuation firm and determined that the fair value of this reporting unit was lower than its carrying value. This required us to proceed to step two of our impairment analysis. Based on our preliminary calculations, we recorded a goodwill impairment loss of $8.0 million and an intangible asset impairment loss of $1.7 million during the quarter ended September 26, 2015. The intangible asset impairment loss was classified as follows: $1.0 million as a component of cost of revenue; and $0.7 million as an impairment of goodwill and intangible assets. The measurement of impairment will be completed in the fourth quarter of 2015 and any adjustment to the preliminary impairment charges, if any, would be recognized when we finalize the second step of the impairment test as part of the annual goodwill impairment analysis at that time. In addition, we will continue to perform our annual goodwill impairment test in the fourth quarter of the year ending December 26, 2015, consistent with our existing accounting policy and we may be required to record additional impairment charges in future periods.

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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Cost of revenue	$80	$58	$205	$152
Selling and marketing	264	255	711	564
Research and development	303	222	652	426
General and administrative	937	2,212	2,611	3,687
Total stock-based compensation	$1,584	$2,747	$4,179	$4,829
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the nine months ended September 26, 2015, we granted 1.6 million restricted stock units (RSUs) to certain employees and directors and 0.2 million performance based RSUs to certain members of senior management. Each recipient of performance based RSUs is eligible to receive up to 100% of the shares granted on the achievement of certain financial targets for fiscal 2015 and which will vest over a four-year period retroactive to either March or April 2015. Management is recognizing expense straight-line over the required service period based on its estimate of number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
RSUs are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the RSUs is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share. The weighted average grant-date fair value per share and the total fair value of vested shares from the RSU grants was $7.78 and $1.1 million, respectively, for the nine months ended September 26, 2015. No RSUs were granted during the nine months ended September 27, 2014.
During the nine months ended September 26, 2015, no stock options were granted. During the nine months ended September 27, 2014, we granted 1.5 million stock options with weighted-average exercise price per share of $11.78.
The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

Nine Months Ended
	September 26, 2015	September 27, 2014
Risk-free interest rate	N/A	1.85 - 1.95%
Expected term (years)	N/A	6.25
Volatility	N/A	46.9 - 55.3%
Expected dividend yield	N/A	—

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

A summary of stock option and RSU activity for the nine months ended September 26, 2015 was as follows (in thousands for shares and intrinsic value):

	Stock Options				Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 27, 2014	4,270	7.17	$6.47	$14,373	—	$—
Granted (1)	—		—		1,828	7.60
Settled (RSUs)					(142)	7.78
Exercised	(181)		2.35
Canceled and forfeited	(285)		7.31		(19)	7.78
Outstanding at September 26, 2015	3,804	6.73	6.60	$4,223	1,667	$7.59
Vested and exercisable at September 26, 2015	2,713	6.19	5.04	$4,007	—	$—
Vested and expected to vest as of September 26, 2015 (2)	3,712	6.69	6.47	$4,208	1,216	$7.56
____________________________
(1) For RSUs, includes both time-based and performance-based restricted stock units
(2) Options and RSUs expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of September 26, 2015 was $5.03. The total intrinsic value of options exercised and RSUs vested was approximately $0.6 million and $2.0 million for the three and nine months ended September 26, 2015, respectively. The aggregate fair value of the options that vested during the three and nine months ended September 26, 2015 was $1.1 million and $3.0 million respectively.
As of September 26, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and RSUs was approximately $5.2 million and $8.7 million, respectively, which is expected to be recognized over a weighted-average period of 2.0 years and 3.5 years, respectively, to the extent they are probable of vesting. As of September 26, 2015, we had 2,802,948 shares available for grant under the 2014 Plan.
Common Stock
As of September 26, 2015, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

September 26, 2015
Contingent consideration payable in common stock	106
Options issued and outstanding	3,804
Restricted stock units issued and outstanding	1,667
Common stock available for stock-based award grants under incentive award plans	2,803
Total	8,380

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

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
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Stock options and RSUs	5,471	4,691	5,471	4,691
Contingent consideration	106	—	106	—

9. Income Taxes
We recorded an income tax expense and an income tax benefit of $0.3 million and $1.2 million for the three months ended September 26, 2015 and September 27, 2014, respectively. We recorded an income tax expense and an income tax benefit of $1.2 million and $0.4 million for the nine months ended September 26, 2015 and September 27, 2014, respectively. The tax provision recorded in the three and nine months ended September 26, 2015 and the tax benefit recorded in the three and nine months ended September 27, 2014, relates to the reversal of our valuation allowance against the Citrus Lane deferred tax liabilities recorded in purchase accounting.

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
CRCM Businesses, Excluding Citrus Lane
CRCM Businesses, Excluding Citrus Lane is comprised primarily our U.S. Consumer Business. The two components of our U.S. Consumer Business are U.S. matching solutions, which provides families access to search for, qualify, vet, connect with and ultimately select caregivers; and payments solutions, which enables families to manage their household payroll and tax matters with Care.com HomePay. This segment also includes our employer offering, which provides corporate employers access to certain of our products and services that can be offered as an employee benefit; and our international offerings. This reportable segment represents an aggregation of operating units within the segment.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (refer to Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014). We fully allocate depreciation expense to our two reportable segments. We do not report our assets or capital expenditures by segment as it would not be meaningful. Segment information for the three and nine months ended September 26, 2015 and September 27, 2014 was as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 26, 2015			September 27, 2014
	CRCM Businesses, Excluding Citrus Lane	Citrus Lane	Total	CRCM Businesses, Excluding Citrus Lane	Citrus Lane	Total
Revenue	$36,179	$2,714	$38,893	$29,604	$2,450	$32,054
Adjusted EBITDA	(3,096)	(775)	(3,871)	(7,077)	(1,608)	(8,685)
Depreciation and amortization	(1,228)	(67)	(1,295)	(1,292)	(102)	(1,394)
Stock-based compensation	(1,426)	(158)	(1,584)	(971)	(1,776)	(2,747)
Impairment of goodwill and intangible assets	—	(9,741)	(9,741)	—	—	—
Other charges	(84)	(244)	(328)	(1,805)	(356)	(2,161)
Operating loss	$(5,834)	$(10,985)	(16,819)	$(11,145)	$(3,842)	(14,987)
Other expense, net			(272)			(644)
Loss before income taxes			(17,091)			(15,631)
Provision for (Benefit from) income taxes			259			(1,178)
Net Loss			$(17,350)			$(14,453)

	Nine Months Ended			Nine Months Ended
	September 26, 2015			September 27, 2014
	CRCM Businesses, Excluding Citrus Lane	Citrus Lane	Total	CRCM Businesses, Excluding Citrus Lane	Citrus Lane	Total
Revenue	$101,131	$8,535	$109,666	$80,711	$2,450	$83,161
Adjusted EBITDA	(11,364)	(3,234)	(14,598)	(23,280)	(1,608)	(24,888)
Depreciation and amortization	(4,066)	(207)	(4,273)	(3,812)	(102)	(3,914)
Stock-based compensation	(3,721)	(458)	(4,179)	(3,053)	(1,776)	(4,829)
Impairment of goodwill and intangible assets	—	(9,741)	(9,741)	—	—	—
Other charges	(275)	(1,391)	(1,666)	(2,946)	(356)	(3,302)
Operating loss	$(19,426)	$(15,031)	(34,457)	$(33,091)	$(3,842)	(36,933)
Other expense, net			(976)			(3,323)
Loss before income taxes			(35,433)			(40,256)
Provision for (Benefit from) income taxes			1,164			(384)
Net Loss			$(36,597)			$(39,872)

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2015
(unaudited)

Total assets for the CRCM Businesses, Excluding Citrus Lane and Citrus Lane as of September 26, 2015 were $142.3 million and $3.9 million, respectively. Total assets for the CRCM Businesses, Excluding Citrus Lane and Citrus Lane as of December 27, 2014 were $163.1 million and $10.0 million, respectively.
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
United States	$36,054	$29,450	$101,370	$76,223
International	2,839	2,604	8,296	6,938
Total revenue	$38,893	$32,054	$109,666	$83,161
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

11. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Interest income	$—	$21	$25	$67
Interest expense	19	(12)	(1)	(29)
Other expense, net	(291)	(653)	(1,000)	(3,361)
Total other expense, net	$(272)	$(644)	$(976)	$(3,323)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are the world’s largest online marketplace for finding and managing family care. We have more than 17.8 million members, including 10.1 million families and 7.7 million caregivers, spanning 16 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
In addition to our consumer matching solutions, we offer our members innovative products and services to facilitate their interaction with caregivers. We provide solutions intended to improve both the ease and reliability of the care relationship in the home. One product area we are particularly focused on is payments solutions. Through Care.com HomePay, families can subscribe to payroll and tax preparation services for domestic employees. This offering deepens our relationship with our members and could enhance the lifetime value associated with each member.
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
We have experienced solid growth in both revenue and members. Our members increased to 17.8 million as of September 26, 2015 from 13.3 million as of September 27, 2014, representing a 34% annual growth rate. Our revenue has increased to $109.7 million for the nine months ended September 26, 2015 from $83.2 million for the nine months ended September 27, 2014, representing a 32% annual growth rate, primarily driven by our U.S. Consumer Business (which consists of our U.S. matching solutions and payments solutions) and to a lesser extent to our Citrus Lane acquisition. We experienced net losses of $36.6 million and $39.9 million for the nine months ended September 26, 2015 and September 27, 2014, respectively.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per member - U.S. Consumer Business):

	As of
	September 26, 2015	September 27, 2014
Total members	17,828	13,280
Total families	10,112	7,454
Total caregivers	7,715	5,826
* Paying members - U.S. Consumer Business	296	237
* Monthly average revenue per member - U.S. Consumer Business	$37	$37
_________________________________
* We have changed the business metrics we use to monitor and evaluate our results. We believe that these metrics better reflect the underlying trends in our U.S. Consumer Business.

Total Members. We define total members as the number of paying and non-paying families, including those who have registered through employer programs, and caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay and social commerce services. Our total members increased 34% as of September 26, 2015, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps, including those who have registered through employer programs, since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay and social commerce services. Our total families increased 36% as of September 26, 2015, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 32% as of September 26, 2015, compared to the corresponding period in the prior fiscal year.
Paying Members - U.S. Consumer Business. We define paying members - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying members in our U.S. Consumer Business increased 25% as of September 26, 2015, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Member - U.S. Consumer Business. We define monthly average revenue per member, or ARPM, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of U.S. consumer matching & payments paying members in a given fiscal period, expressed on a monthly basis. Our U.S. consumer matching & payments ARPM as of September 26, 2015 remained consistent compared to the corresponding period in the prior fiscal year.
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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net loss	$(17,350)	$(14,453)	$(36,597)	$(39,872)

Federal, state and franchise taxes	310	(1,129)	1,305	(157)
Other expense, net	272	644	976	3,323
Depreciation and amortization	1,295	1,394	4,273	3,914

EBITDA	(15,473)	(13,544)	(30,043)	(32,792)

Stock-based compensation	1,584	2,747	4,179	4,829
Accretion of contingent consideration	155	257	777	404
Non-cash rent expense	—	398	—	398
Merger and acquisition related costs	122	1,457	748	2,109
Impairment of goodwill and intangible assets	9,741	—	9,741	—
IPO related costs	—	—	—	164
Adjusted EBITDA	$(3,871)	$(8,685)	$(14,598)	$(24,888)

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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue	$38,893	$32,054	$109,666	$83,161
Cost of revenue	10,326	9,132	29,098	20,616
Operating expenses:
Selling and marketing	22,128	22,900	61,891	61,371
Research and development	5,808	4,417	16,229	12,559
General and administrative	7,597	9,479	24,526	22,299
Depreciation and amortization	1,087	1,113	3,613	3,249
Impairment of goodwill and intangible assets	8,766	—	8,766	—
Total operating expenses	45,386	37,909	115,025	99,478
Operating loss	(16,819)	(14,987)	(34,457)	(36,933)
Other expense, net	(272)	(644)	(976)	(3,323)
Loss before income taxes	(17,091)	(15,631)	(35,433)	(40,256)
Provision for (Benefit from) income taxes	259	(1,178)	1,164	(384)
Net loss	(17,350)	(14,453)	(36,597)	(39,872)
Accretion of preferred stock	—	—	—	(4)
Net loss attributable to common stockholders	$(17,350)	$(14,453)	$(36,597)	$(39,876)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.54)	$(0.46)	$(1.15)	$(1.42)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	32,069	31,362	31,938	27,995
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Cost of revenue	$80	$58	$205	$152
Selling and marketing	264	255	711	564
Research and development	303	222	652	426
General and administrative	937	2,212	2,611	3,687
Total stock-based compensation	$1,584	$2,747	$4,179	$4,829

The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue	100%	100%	100%	100%
Cost of revenue	27	28	27	25
Operating expenses:
Selling and marketing	57	71	56	74
Research and development	15	14	15	15
General and administrative	20	30	22	27
Depreciation and amortization	3	3	3	4
Impairment of goodwill and intangible assets	23	—	8	—
Total operating expenses	117	118	105	120
Operating loss	(43)	(47)	(31)	(44)
Other expense, net	(1)	(2)	(1)	(4)
Loss before income taxes	(44)	(49)	(32)	(48)
Provision for (Benefit from) income taxes	1	(4)	1	—
Net loss	(45)%	(45)%	(33)%	(48)%
Revenue
CRCM Businesses, Excluding Citrus Lane
The following sources of revenue are from our operating segment CRCM Businesses, Excluding Citrus Lane:
U.S. Consumer Business. Our U.S. Consumer Business consists of our U.S. matching solutions and our payments solutions.
Our U.S. matching solutions provide families access to job posting features, search features, caregiver profiles and content and is offered directly to consumers. Access to this platform is free of charge for basic members. Paying family members pay a monthly, quarterly or annual subscription fee to connect directly with caregivers and to utilize enhanced tools such as third-party background checks. Paying caregiver members pay a subscription fee for priority notification of jobs, messaging services and to perform third-party background checks on themselves. Subscription payments are received from all paying members at the time of sign-up and are recognized on a daily basis over the subscription term as the services are delivered once the revenue recognition criteria are met (see ‘‘Critical Accounting Policies and Estimates’’ for a description of the revenue recognition criteria).
Our payments solutions provide families several options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services. Revenue related to Care.com HomePay, our household payroll and tax service, is primarily generated through quarterly subscriptions and recognized on a daily ratable basis over the period the services are provided.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue:
CRCM Businesses, Excluding Citrus Lane	$36,179	$29,604	$6,575	22%	$101,131	$80,711	$20,420	25%
Citrus Lane	2,714	2,450	264	11%	8,535	2,450	6,085	248%
	$38,893	$32,054	$6,839	21%	$109,666	$83,161	$26,505	32%
Comparison of the Three Months Ended September 26, 2015 and September 27, 2014
The change was primarily attributed to an increase of $4.6 million in our consumer matching business, principally related to a higher number of paying members and higher average revenue per paying member driven by a longer average length of paying subscriptions. Additionally, there was an increase in background checks and payments solutions revenue of $1.1 million and $0.8 million, respectively.
Comparison of the Nine Months Ended September 26, 2015 and September 27, 2014
The change was primarily attributed to an increase of $12.5 million in our consumer matching business, principally related to a higher number of paying members and higher average revenue per paying member driven by a longer average length of paying subscriptions. Additionally, there was an increase in payments solutions and background checks revenue of $3.0 million and $2.5 million, respectively. The acquisition of Citrus Lane was completed during the third quarter of 2014, which contributed $6.1 million of the increase in revenue in 2015.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$10,326	$9,132	$1,194	13%	$29,098	$20,616	$8,482	41%
Percentage of revenue	27%	28%			27%	25%

Comparison of the Three Months Ended September 26, 2015 and September 27, 2014
The change was primarily related to higher member servicing costs and background check screening fees of $0.6 million, and to a lesser extent, compensation and related costs of $0.2 million. These items were partially offset by a reduction in product fulfillment costs of $0.6 million associated with Citrus Lane subscriptions.
Comparison of the Nine Months Ended September 26, 2015 and September 27, 2014
The change was primarily related to product fulfillment costs of $4.5 million associated with Citrus Lane subscriptions. Additionally, we incurred higher member servicing costs and background check screening fees of $1.8 million, and compensation and related costs of $0.5 million, and to a lesser extent, increased credit card fees of $0.3 million. The increase in credit card fees was in line with our overall increase in subscription revenue.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Selling and marketing	$22,128	$22,900	$(772)	(3)%	$61,891	$61,371	$520	1%
Percentage of revenue	57%	71%			56%	74%
Comparison of the Three Months Ended September 26, 2015 and September 27, 2014
The change principally related to a reduction in spending on acquisition marketing of $1.0 million, partially offset by increases in compensation and related costs of $0.3 million.
Comparison of the Nine Months Ended September 26, 2015 and September 27, 2014
The change principally related to an increase in compensation and related costs of $2.9 million, partially offset by lower spending on acquisition marketing of $2.7 million.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$5,808	$4,417	$1,391	31%	$16,229	$12,559	$3,670	29%
Percentage of revenue	15%	14%			15%	15%

Comparison of the Three Months Ended September 26, 2015 and September 27, 2014
The change was primarily related to higher compensation and related expenses of $1.0 million, largely due to an increase in headcount and $0.2 million of increased third-party resources. The increase in headcount was the result of our focus on developing new features and products, including work on our mobile applications, to encourage member growth and engagement.
Comparison of the Nine Months Ended September 26, 2015 and September 27, 2014
The change was primarily related to higher compensation and related expenses of $2.9 million, largely due to an increase in headcount and $0.2 million of increased third-party resources. The increase in headcount was the result of our focus on developing new features and products, including work on our mobile applications, to encourage member growth and engagement.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$7,597	$9,479	$(1,882)	(20)%	$24,526	$22,299	$2,227	10%
Percentage of revenue	20%	30%			22%	27%
Comparison of the Three Months Ended September 26, 2015 and September 27, 2014
The change was primarily related to reductions in third-party resources and compensation related expenses of $0.9 million and $0.8 million, respectively.
Comparison of the Nine Months Ended September 26, 2015 and September 27, 2014
The change was primarily related to an increase in occupancy costs of $1.3 million and higher compensation related expenses of $1.1 million primarily due to stock-based compensation. Additionally, there was increased accretion expense related to contingent consideration liabilities of $0.6 million as a result of the Citrus Lane acquisition. These were partially offset by reductions in third-party resources of $0.8 million.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Depreciation and amortization	$1,087	$1,113	$(26)	(2)%	$3,613	$3,249	$364	11%
Percentage of revenue	3%	3%			3%	4%

Comparison of the Three and Nine Months Ended September 26, 2015 and September 27, 2014
The change was primarily attributed with the move to our new office space, and to a lesser extent, amortization of the Citrus Lane intangible assets. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $4.9 million.
Impairment of Goodwill and Intangible Assets

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Impairment of goodwill and intangible assets	$8,766	$—	$8,766	100%	$8,766	—	$8,766	100%
Percentage of revenue	23%	—%			8%	—%

Comparison of the Three and Nine Months Ended September 26, 2015 and September 27, 2014
In the third quarter of Fiscal 2015, we recognized a goodwill impairment charge of $8.0 and an intangible asset impairment charge of $1.7 million. For additional information on this charge, see Note 2, Fair Value Measurements, and Note 5, Goodwill and Intangible Assets of our financial statements.
Other Expense, net
Other expense, net consists primarily of the interest income earned on our cash and cash equivalents, restricted cash and investments, net of changes in the fair value of redeemable convertible preferred stock warrants, changes in the fair value of contingent consideration payable in preferred stock and foreign exchange gains and losses.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Other expense, net	$(272)	$(644)	$372	(58)%	$(976)	$(3,323)	$2,347	(71)%
Percentage of revenue	(1)%	(2)%			(1)%	(4)%

Comparison of the Three Months September 26, 2015 and September 27, 2014
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the Euro and the British Pound Sterling.
Comparison of the Nine Months Ended September 26, 2015 and September 27, 2014
The change was primarily driven by the mark-to-market adjustment of $2.9 million related to the change in the fair value of the redeemable convertible preferred stock associated with contingent acquisition consideration and the preferred stock warrants that occurred during the first quarter of Fiscal 2014. No such item was recorded in the current period. This was partially offset by $0.6 million from the movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the Euro.
Provision for (Benefit from) Income Taxes
Provision for (Benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 26, 2015	September 27, 2014	$ Change	% Change	September 26, 2015	September 27, 2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (Benefit from) income taxes	$259	$(1,178)	$1,437	(122)%	$1,164	$(384)	$1,548	(403)%
Percentage of revenue	1%	(4)%			1%	—%

Comparison of the Three and Nine Months Ended September 26, 2015 and September 27, 2014
The tax benefit recorded during the 2014 period was primarily due to the reversal of our valuation allowance against the Citrus Lane deferred tax liabilities recorded in purchase accounting, partially offset by the income tax expense related to the amortization of Breedlove goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards. The current year tax expense was related to the amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flow (used in) provided by:
Operating activities	$(6,451)	$(13,600)
Investing activities	(4,214)	(27,140)
Financing activities	(1,210)	93,481
Effect of exchange rates on cash balances	(270)	383
(Decrease) increase in cash and cash equivalents	$(12,145)	$53,124
As of September 26, 2015, we had cash and cash equivalents of $59.7 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of September 26, 2015 was $2.1 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Nine Months Ended September 26, 2015
Cash from operating activities used $6.5 million during the first nine months of Fiscal 2015. This amount resulted from a net loss of $36.6 million, adjusted for non-cash items of $21.0 million, and a net $9.2 million source of cash due to changes in working capital.
Non-cash expenses within net loss consisted primarily of $9.7 million for the impairment of goodwill and intangible assets, $4.3 million for depreciation and amortization, $4.2 million of stock-based compensation expense, $1.1 million in changes in deferred tax liabilities, $1.0 million of foreign currency remeasurement and $0.8 million from the accretion of contingent consideration liabilities.

An increase in both operating liabilities and assets was a net source of $9.2 million of cash within operating activities. The increase in working capital was primarily due to an increase in accrued expenses and other current liabilities and deferred revenue of $8.6 million and $3.1 million, respectively, combined with a decrease in prepaid expenses and other current assets of $1.4 million. These were partially offset by a decrease in accounts payable of $3.3 million and increases in accounts receivable and unbilled accounts receivable of $0.9 million and $0.3 million, respectively.
Nine Months Ended September 27, 2014
Cash from operating activities used $13.6 million during the first nine months of Fiscal 2014. This amount resulted from a net loss of $39.9 million, adjusted for non-cash items of $11.5 million, and a net $14.8 million source of cash due to increases in operating liabilities, partially offset by increases in operating assets.
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
Investing Activities
Nine Months Ended September 26, 2015
During the first nine months of Fiscal 2015, we used $4.2 million of cash for investing activities, primarily related to property and equipment purchased. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Nine Months Ended September 27, 2014
During the first nine months of Fiscal 2014, we used $27.1 million of cash for investing activities, primarily related to $23.4 million used for the acquisitions of Citrus Lane and Consmr. We paid $2.8 million for a security deposit on the new corporate headquarters as discussed in our “Contractual Obligations” below. We also paid $0.2 million on leasehold improvements for the new corporate headquarters. The remaining $0.7 million out flow related to other property, plant and equipment purchased for the nine months ended September 27, 2014. We are not currently a party to any material purchase contracts related to future purchases of property, plant and equipment.

Financing Activities
Nine Months Ended September 26, 2015
During first nine months of Fiscal 2015, we used $1.2 million of cash related to financing activities. $1.8 million of this amount related to payments of contingent consideration previously established in purchase accounting, partially offset by $0.6 million in proceeds from the exercise of common stock options.
Nine Months Ended September 27, 2014
During the first nine months of Fiscal 2014, we generated $93.5 million of cash related to financing activities. $96.0 million was generated as net proceeds from the issuance of common stock upon the closing of our initial public offering and $0.3 million was generated from the exercise of employee stock options, partially offset by $2.8 million used for payments of contingent consideration previously established in purchase accounting.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the three and nine months ended September 26, 2015 and September 27, 2014.

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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 26, 2015 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of September 26, 2015 or September 27, 2014. Under our current investment policy, we invest our excess cash in money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
The following risk factors should be carefully considered in addition to those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 27, 2014, filed on March 27, 2015. You should carefully consider the factors discussed below and in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
If we are unable to effectively and efficiently wind down the operations of Citrus Lane, our operating performance could be impacted more negatively than anticipated.
In the fourth quarter of 2015, as part of our efforts to reduce costs and focus resources on our higher growth potential businesses, we announced our intention to wind down the operations of our Citrus Lane business, which we expect to complete in the first quarter of 2016. We are currently unable to make a good faith estimate of the costs associated with the wind down and our estimates may be greater than what our investors may expect them to be. These currently unknown costs may adversely affect our financial results. If we are unable to effectively and efficiently execute our Citrus Lane wind down activities, both our costs and cash outflows could be negatively impacted. In addition, the wind-down activities involve numerous other risks, including but not limited to:

•	Potential disruption of the operations of our core businesses and the inability of our management team to focus on other higher growth potential businesses;
•Negative impact on our business relationships, including relationships with our customers and vendors; and
•Negative impact to the Care.com brand.
Any of these or other factors could impair or disrupt our ability to successfully implement the Citrus Lane wind down, and could increase costs associated with the wind-down activities, lengthen the wind down period and materially and negatively impact our business, financial condition and results of operations.

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

CARE.COM, INC.

Dated: October 29, 2015	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 29, 2015	By: /s/ MICHAEL ECHENBERG
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