Form 10-K
period 2015-12-26
Care.com Inc
filed 2016-03-01
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of February 26, 2016, there were 32,449,235 shares of the registrant's common stock, $0.001 par value, outstanding.

Portions of the Registrant’s proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 26, 2015.

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
Our Company
We are the world’s largest online marketplace for finding and managing family care. As of the date of the filing of this Annual Report on Form 10-K, we had 18.4 million members, including 10.3 million families and 8.1 million caregivers, spanning 16 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities. In 2015, 59% of all job postings were for part-time care services, with the remaining 41% seeking full-time care. Examples of the various types of care services families find in our marketplace, depending on their diverse and evolving needs, include:
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
Our consumer matching solutions allow families to search for, qualify, vet, connect with and ultimately select caregivers in a low-cost, reliable and easy way. We also provide caregivers with solutions to create personal profiles, describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace.
In addition to our consumer matching solutions, we offer our members innovative products and services to facilitate their interaction with caregivers. We provide solutions intended to improve both the ease and reliability of the care relationship in the home. One product area we are particularly focused on is our consumer payments solutions. Through Care.com HomePay, families can subscribe to payroll and tax preparation services for domestic employees. This offering deepens our relationship with our members and enhances the lifetime value associated with our members.
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
Our primary target market is women, who typically take the responsibility of making care decisions for their families-either as mothers or adult daughters-and are a majority of our caregivers. Women represent 94% of our caregivers and 82% of our care-seeking members. As a result of the shared characteristics of both sides of our marketplace, we are able to leverage our marketing investments targeted at families to also attract caregivers.
We have experienced steady growth in revenue and members. Our members increased to 18.4 million as of December 26, 2015 from 13.8 million as of December 27, 2014, representing a 33% annual growth rate. Our revenue has increased to $138.7 million in fiscal 2015 from $110.7 million in fiscal 2014, representing a 25% annual growth rate, primarily driven by our consumer matching solutions and consumer payment solutions, which we refer to as our U.S. Consumer Business. We experienced net losses from continuing operations of $17.9 million and $37.6 million in fiscal 2015 and fiscal 2014, respectively. Net losses from discontinued operations were $17.1 million and $42.7 million in fiscal 2015 and fiscal 2014, respectively. Adjusted EBITDA, a non-GAAP financial measure that we define as net loss from continuing operations, plus: federal, state and franchise taxes, other expense, net, depreciation and amortization, stock-based compensation, accretion of contingent consideration, merger and acquisition related costs and other unusual or non-cash significant adjustments decreased to a loss of $5.0 million from a loss of $21.1 million as of December 26, 2015 and December 27, 2014, respectively. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Financial and Operational Data” for a reconciliation of net loss to Adjusted EBITDA, a discussion of management’s use of this non-GAAP measure and the limitations of its use.
Our Market Opportunity
The market for care is large and highly fragmented. According to IBIS research, in 2014, an aggregate of $280 billion was spent in the United States on care, including day care, in-home care providers, housekeepers, nursing care facilities, tutoring and pet care. We believe that our target market includes all households with income greater than $50,000 and 15% of households with income less than $50,000, in each case with either a child under the age of 18 or a senior over the age of 65. According to the U.S. Census Bureau, there were 44 million such households in the United States in 2015. The needs of families seeking care are diverse, taking many different forms depending on the circumstances and life stage of the family. These needs include childcare, such as nannies and babysitters, in-home senior care, such as assistance with personal hygiene, meal preparation and transportation, and other family care needs, such as pet care, tutoring and housekeeping.
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
Our Solutions
Our platform features a portfolio of family care-related products and services for our members, including consumer matching services and consumer payments services. This breadth of offerings enables us to provide synergistic care-related solutions to our members, which we believe results in greater frequency of member engagement and higher lifetime value.
Our platform also enables caregivers to find jobs and manage their careers, employers to offer their employees valuable family care-related benefits that promote increased productivity, loyalty and reduced family care-related absences, and businesses to recruit employees and advertise their business profiles.
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

•
Cost-effective alternative. Families are provided access to search, post a job and preview detailed caregiver profiles. After an initial review of profiles, families have the option of selecting from a variety of affordable subscription plans to contact caregivers and access background checks. These subscriptions allow families to contact caregivers through our platform during the term of the subscription, including nannies, babysitters, pet sitters and tutors. Our caregiver members can apply to jobs through our platform and target families and care-related businesses at no cost. Caregivers have the option to pay for additional features such as priority notification of newly posted jobs. We are exploring additional pricing and packaging offerings for families and caregivers that are designed to better meet the needs of the various segments that use Care.com and further monetize our services.

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
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and contribute to our success:
Largest Global Marketplace Focused on Care
We are the world’s largest online marketplace for finding and managing family care with 18.4 million members, including 10.3 million families and 8.1 million caregivers, spanning 16 countries. Since the launch of our marketplace in 2007, we estimate, based on internal member surveys, that over one million families have found caregivers and over one million caregivers have found care jobs through our service in the areas of childcare, senior care, special needs care, tutoring, pet care and housekeeping.
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
Growing and Engaged Membership
Over the last seven years, we have expanded from 500,000 members to 18.4 million members. As we grow our membership, improve the member experience and offer additional products and features, more members are using our services for longer periods of time and coming back sooner after their initial use. This highly engaged membership helps improve the effectiveness of our services and increases the lifetime value of our members.
Our Platform
Our platform features a portfolio of family care-related products and services for our members, including consumer matching services and consumer payments services. This breadth of offerings enables us to provide synergistic care-related solutions to our members, which we believe results in greater frequency of member engagement and higher lifetime value.
Our platform also enables caregivers to find jobs and manage their careers, businesses to recruit employees and advertise their business profiles, and employers to offer their employees valuable family care-related benefits that promote increased productivity, loyalty and reduced family care-related absences.
Trusted and Recognized Brand
We have invested in building a differentiated member experience for finding and managing care. This investment includes the ongoing prioritization of features and processes that we believe contribute to the quality of our marketplace. Examples of these investments include the manual review of all job and profile postings for suspicious or inappropriate content, tools for members to review and report other members, a monitored messaging system that allows members to communicate without sharing their personal email, the proactive screening of certain member information against various databases and other sources for criminal or other inappropriate activity, the use of technology to help identify and prevent inappropriate activity through our platform and a safety center that provides resources and information designed to help families and caregivers make more informed hiring and job selection decisions
We believe these product investments, combined with our investments in national brand advertising and our domain name itself, have established the Care.com brand as a leading and trusted brand for finding care.
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
Increase Revenue
As we improve our user experience and expand our product and service offerings, we have seen an increase in revenue from our member base. We intend to further increase revenue from our member base by introducing new products and pricing packages, as well as by optimizing the monetization of our services on mobile devices. We also expect to increase the cross-selling of our existing products, such as Care.com HomePay, within our membership base and via the employer channel. In addition, we intend to continue to engage our non-paying members with content and resources by further developing our online community, so that they stay involved even when they are not actively looking for care and we remain top of mind when they are. We believe increasing engagement among our members will drive higher conversion of members to paying members, and longer average length of paid time.
Expand and Increase Adoption of Our Payment and Care@Work Offerings

We believe there is significant opportunity for us to grow our consumer payments solutions. Since our acquisition of Breedlove & Associates, L.L.C., or Breedlove (now re-branded as Care.com HomePay), in 2012, an increasing number of Care.com members are using our household employer payroll and tax product. We expect this trend to continue by, among other things, further integrating our consumer matching and payment solutions.
We also believe there is significant opportunity for us to continue to grow our Care@Work offering (previously called Workplace Solutions). We intend to do this by continuing to promote a comprehensive suite of services to the growing number of employers who are providing family care-related benefits to their employees.
Grow Our International Business
We believe the global secular trends of an increasing number of dual-income households with children, and an aging population, provide significant growth opportunities outside the United States. The majority of our international business today occurs in Western Europe, the market served by our Berlin-based subsidiary Care.com Europe GmbH (formerly Besser Betreut GmbH or Betreut) or Care.com Europe. We are currently operating in 16 countries and in seven languages. We intend to grow our international business by leveraging our learnings from our U.S. consumer matching solutions, such as investing in organic marketing and other efficient marketing channels, and by improving monetization through the introduction of new pricing and packaging options.
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
Our Products and Services
Our consumer products and services are designed to make it easier for families to find and manage quality caregivers and for caregivers to find satisfying jobs and manage their careers. We also offer products and services that allow families to share experiences and request advice. Additionally, we offer services to employers and care-related businesses that are designed to benefit those organizations as well as our family and caregiver members.
U.S. Consumer Business
Consumer Matching Solutions
Matching the right caregiver with the right family can create tremendous value for our members. Our innovative consumer matching solutions and large member base facilitate quality matches for the diverse and evolving needs of our members. Some of the features and tools we offer to families and caregivers are offered at no cost, others are bundled into one or more subscription packages. In addition, some features and tools are offered on an à la carte basis. Most of our tools and features are accessible on both mobile devices and personal computers.
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

•
Detailed Caregiver Profiles. Families review detailed information about the caregivers who apply to their jobs or appear in their search results. This detailed information includes a bio, work history and references, the type of care they provide, any additional services they provide (such as laundry, grocery shopping and errands), their experience, certifications and qualifications (such as college degree and CPR certification or other languages spoken), their availability and hourly rate, the types of payments they accept, whether they are willing to have taxes withheld, caregiver reviews from other members, a caregiver’s verifications, any social connections the caregiver has to other members, and any other relevant information the caregiver chooses to provide. Caregivers also have the option of including a photo or a video with their profile.

•
Messaging. Members may use our messaging system to contact caregivers who have applied to their jobs or appeared in their search results. Because this messaging system is internal to Care.com, members do not have to disclose personal contact or other information to communicate through this system. When a family sends a message to a caregiver through our messaging system, we also send an email to the caregiver’s personal email and an alert to their mobile device (if they have installed our mobile app) to notify them that a family has sent them a message. In addition, we have added an integrated video calling feature in our iOS and Android apps.

•
Background Check Services. We currently offer multiple levels of background checks from consumer credit reporting agencies that families may request on caregivers they are interested in hiring. Caregivers must accept the background checks request from a family before the background check is performed.

Tools and Features for Caregivers

•
Profile. Caregivers create and post detailed profiles that include their bio, work history and references, the type of care they provide, any additional services they provide (such as laundry, grocery shopping and errands), their experience, certifications and qualifications (such as college degree and CPR certification or other languages spoken), their availability and hourly rate, the types of payments they accept, whether they are willing to have taxes withheld and any other relevant information they choose to provide. To build their credibility with families, caregivers may elect to verify their phone number and email addresses with us and connect to other members. Caregivers also have the option of including a photo or a video with their profile.

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

•
Background Check Services. Caregivers may elect to have a background check run on themselves. We currently offer multiple levels of background checks from consumer credit reporting agencies that caregivers may request on themselves. Based on the caregiver’s subscription package, these checks may be included or offered on an à la carte basis.

Additional Tools and Features for Families and Caregivers

•
Mobile Apps. Families and caregivers can download our free mobile apps for iOS and Android. These apps provide families and caregivers the same job posting, profile creation, search and messaging features described above.

•
Safety Center. Our service features a safety center that provides resources and information designed to help families and caregivers make safer and more informed hiring and job selection decisions, including recommendations to families for screening, interviewing and ongoing monitoring of caregivers and recommendations to caregivers for avoiding scams. Members may also contact our member care department directly by phone or email if they have concerns about other members. We also offer an online tool that allows families and caregivers to report other members.

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
Community Platform and Tools
We operate a public groups platform used to host and manage parenting groups and forums, including some of the largest such groups in the United States. Parents regularly engage in these groups to request parenting advice and share their experiences with other group members.
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

Consumer Social Commerce Solutions
Through our discontinued social commerce service, Citrus Lane, we offered curated products designed for families, on a subscription or à la carte basis in the United States. The products offered by Citrus Lane were designed to provide enrichment and education for children ages 0 to 5. We made the decision to exit this business in the second half of fiscal 2015.
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

•
Mobile Solutions. We offer mobile apps designed specifically for the iOS and Android operating systems. In addition, we also provide a mobile optimized website. These mobile solutions are built on an interface layer that exposes the core features of our service. We use the same interface layer across all of our mobile solutions and believe this architecture will allow us to easily expand our services to new devices and mobile platforms in the future.

•
Testing and Optimization. We have developed a solution for testing and optimizing the user experience and member engagement on our websites and in our email communications. This solution allows us to run multiple variations of a service feature or email tactic simultaneously and is supported by robust data collection and reporting. Based on our analysis of the user response to a given test, we are able to dynamically send more users to the experience that produces a better result.

•
Infrastructure Management. We have developed a proprietary suite of tools for managing, administering and monitoring our production website and mobile app platforms. These tools are used to streamline the deployment of releases and to help ensure high availability of our consumer-facing service.

Our Customers
Our customers are our family and caregiver members, including member who utilize our HomePay services, employers who offer our services as an employee benefit and care-related businesses who subscribe to our marketing and/or our recruiting solutions offerings.
The typical care seeker for our U.S. Consumer Business is female (82%), has an average household income of $75,000, and has at least one child under 18 in the house (73%). Our typical caregiver is also female (94%) and well educated (61% indicating they have at least some college education). Currently, we have 18.4 million members of which 56% represents families and 44% represents caregivers. We have families in approximately 93% of U.S. zip codes and caregivers in approximately 90% of U.S. zip codes. Our members are in every state, and the geographic distribution of our members by state is roughly equal to the overall population distribution by state.
In addition, we have a diverse range of employers who offer our services as a benefit to their employees, including technology companies, educational institutions, professional services firms and Fortune 500 companies. As of December 26, 2015, these employers employed over 800,000 employees who have full access to some or all of our services.
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
•international footprint; and
•brand awareness and reputation.
Our principal competitors in this market are other online care marketplaces, such as Sittercity and UrbanSitter, and online classifieds, such as Craigslist. Our principal competitor in our employer channel is Bright Horizons. In the consumer payments market, Care.com HomePay competes with similar products offered by 4nannytaxes.com and GTM Payroll Services. We believe we generally compete favorably with our competitors on the basis of our scale, trusted brand and member experience.
Marketing and Sales

Our marketing strategy is focused on attracting families and caregivers to our marketplace. Our marketing efforts are designed to increase brand awareness, maximize reach and penetration and grow our member base. Marketing activities include demand generation, advertising, conferences, press relations and customer awareness.
Our target market is primarily women on both sides of the marketplace. Women are typically the primary care decision makers for their family-either as mothers or adult daughters-and represent 94% of our caregivers and 82% of our families. As a result of the shared characteristics of both sides of our marketplace, we are able to leverage our marketing investments targeted at families to also attract caregivers, resulting in lower acquisition costs for caregivers.
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
Government Regulation
We are subject to numerous U.S. federal and state, and foreign laws and regulations that affect consumer-based businesses and companies that conduct business on the Internet. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, information security and data protection, obtaining and use of consumer background information, intellectual property, electronic contracts and other communications, consumer protection, marketing and advertising, telecommunications, product liability, taxation, securities law compliance, and online payment services, among other things.
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
Employees
We believe we have assembled an extremely talented group of employees and strive to hire the best employees. As of December 26, 2015, we had 429 full-time employees and 244 part-time employees, not including approximately 126 part-time caregiver employees of our subsidiary Care Concierge, Inc. (“Care Concierge”), who provide back-up care from time to time. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.
Operating Segments and Geographic Areas
We manage our business on the basis of one operating segment. The majority of our revenue in the year-ended December 26, 2015 was from paying members in the United States.
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
Our revenues have grown steadily, increasing to $138.7 million in fiscal 2015 from $110.7 million in fiscal 2014, representing an annual growth rate of 25%. Our continued revenue growth and the rate of our revenue growth depend largely on our ability to effectively and efficiently grow our membership, increase the number of members who pay for our products and services, increase the average revenue from our paying members and lengthen the time period existing and new members continue to pay for our products and services. We cannot assure you that we will be successful in continuing to expand our paying member base at the same rates, or at all. In addition, our revenue growth rate may decline if we are not able to grow our paid memberships while managing our acquisition costs within our targeted return on investment range or if we are unsuccessful in cross-selling new and existing products and services to our members, such as our consumer payments solutions, or in continuing to develop new products, services and solutions that members consider valuable, such as our mobile solutions.
You should not rely on our historical rate of revenue growth as an indication of our future performance. If our growth rates were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.
We have a history of cumulative losses and expect to have operating losses as we continue to grow our business.
During fiscal 2015, we experienced net losses of $35.0 million, which includes $17.1 million attributed to the discontinued operations of our Citrus Lane business, and in fiscal 2014, we experienced net losses of $80.3 million, which includes $42.7 million attributed to the discontinued operations of our Citrus Lane business. We expect our operating expenses to increase over the next several years, which may lead to continued losses. We may not achieve profitability in the immediate future, if ever. In particular, we intend to continue to invest substantial resources in marketing to acquire new, paying members. We also intend to hire additional personnel in product, operations, sales and other areas of our business and to introduce new products, services and features, each of which will increase our expenses with no assurance that we will generate sufficient revenue to reduce our losses or achieve profitability.
We operate in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
The market for accessing family care online is rapidly evolving and has not yet reached widespread adoption, making it difficult for us to predict our future operating results. In addition, much of our growth has occurred over the last three years, which makes it difficult for us to predict the expected length of paid memberships, revenue per member, member acquisition costs and other key performance indicators for our business. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving market. These risks and difficulties include those described in this Annual Report on Form 10-K and our ability to, among other things:
•attract and retain members and maintain an appropriate family to caregiver ratio of active members;
•encourage paying members to stay longer and return as paying members sooner after their paid membership lapses;

•	cross-sell our products and services to our new and existing members;

•	continue to develop and diversify our product offerings for members;

•	anticipate and react to changes in technology such as the shift from personal computers to mobile devices
•sell our services to employers and care-related businesses;
•provide our members with superior user experiences;
•motivate members to contribute additional, timely and accurate content to our marketplace;
•anticipate and react to challenges from existing and new competitors;

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
We had $73.5 million in sales and marketing expenses in fiscal 2015 and $73.8 million in sales and marketing expenses in fiscal 2014. We expect to continue to make significant investments to acquire additional members, including advertising through television, online, social media and other advertising campaigns. Our decisions regarding these investments are based on our anticipated marketing cost to acquire each additional paying member and our analysis of the revenue we believe we can generate per paying member over the expected lifetime of such membership.
In addition, most of our paid memberships are currently monthly memberships, and the average total paid membership length for our consumer matching solutions is approximately eight months. As a result, we must regularly replace paying members who allow their membership to lapse with new paying members either by converting existing non-paying members or by attracting new members to our service. Our anticipated member acquisition costs and our analysis of the revenue that we expect new paying members to generate over the life of the membership depends upon several estimates and assumptions, including paid memberships lengths and increasing renewal rates, including conversion rates of existing members to paying members, future membership fees and our success in cross-selling existing and new products and services to members.
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
The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. In fiscal 2015, we had an average of over 7.5 million unique visitors to our platform each month, 66% of whom visited our site from mobile devices. In fiscal 2016, we expect the percentage of visitors from mobile devices to increase. If the mobile solutions we have developed and develop in the future do not meet the needs of prospective members or current members, they may not register for our services, they may not become paying members of our services and/or they may reduce their usage of our services and our business could suffer. Additionally, we are dependent on the interoperability of Care.com with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products or prevent our ability to promote our services could adversely affect traffic and monetization on mobile devices.
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
If we are unable to introduce new and diversified products, services or features that families and caregivers find valuable, we may not be able to attract and retain families and caregivers on our online marketplace or expand our paying member base. Our efforts to develop new and diversified products and services could require us to incur significant costs.

In order to continue to attract and retain families and caregivers on our online marketplace and expand our paying member base, we will need to continue to invest in the development of new and diversified products, services and features that add value for families and caregivers. The success of new and diversified products, services and features depends on several factors, including the timely completion, introduction and market acceptance of the product, service or feature. If families and caregivers do not recognize the value of our new or diversified products, services or features, they may choose not to use our online marketplace or pay for our services.
Attempting to develop and deliver new or diversified products, services or features involves inherent hazards and difficulties, and is costly. We cannot guarantee that we will be able to successfully manage these product developments or that they will work as intended or provide value to families and caregivers. In addition, some new or diversified products, services or features may be difficult for us to market and may also involve unfavorable pricing. Even if we succeed, we cannot guarantee that our members will respond favorably.
Our business depends on the strength of our brand. If the services we provide fail to meet our members’ expectations, or if inappropriate actions by certain of our members is attributed to us, our brand may be damaged, and we may be unable to maintain or expand our base of members and paying members.
The strength of our brand is essential to our business. Member awareness, and the perceived value, of our brand depends largely on the success of our marketing efforts and the ability of our members to have a consistent, high-quality experience with our service. As a result, we must ensure that our new and existing members are satisfied with our products and services. Complaints, negative views, or negative publicity regarding our products or services, irrespective of their validity, could diminish members’ confidence in and the use of our platform and adversely impact our brand. For example, like many subscription businesses, some members make negative comments about the auto-renew nature of our paid subscriptions in online forums and other public venues. In addition, news reports have been published in the past raising concerns about the background check services offered through our platform.
In addition, our member experience extends beyond the products and services that we offer through our website and to the point of service. As a result, inappropriate, illegal or otherwise harmful acts by caregivers or families, even if only by one or a small number of our members and even if such acts are outside of our control, could result in negative publicity or legal action that could have a significant negative impact on our brand. For example, in recent years there has been an increase in fraud perpetrated against caregivers who seek employment opportunities on sites such as ours, and Care.com has been featured in news reports regarding these scams. There also have been news reports of alleged criminal conduct by caregivers against families they met through our site, including conduct resulting in death, and in some cases lawsuits have been filed against Care.com relating to such conduct. If a decision were rendered against us in a lawsuit of this type, we may incur further negative publicity, incremental costs and this could have an adverse effect on our financial statements. If our efforts to promote and maintain our brand are not successful or if our member experience is not otherwise positive, our operating results and our ability to attract and retain members may be adversely affected.
Furthermore, an adverse, public event resulting from the actions of a caregiver on a competitor’s platform could adversely affect us even if the caregiver has no relationship with our platform and reduce consumer confidence in seeking caregivers through an online platform.
We depend on highly skilled personnel to grow and operate our business and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly-skilled personnel. Our ability to execute efficiently depends upon contributions from all of our employees, in particular our senior management team and employees from key business areas such as product, engineering and analytics. Key institutional knowledge remains with a small group of long-term employees and directors whom we may not be able to retain. We do not have employment agreements other than offer letters with any key employee, including our chief executive officer, and we do not maintain key person life insurance for any employee other than our chief executive officer. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our growth strategy also depends on our ability to expand and retain our talent pool. Identifying, recruiting, training and integrating qualified individuals require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly in Boston, New York, Austin and the San Francisco Bay area, four areas where we have offices, is intense. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
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
If evolving consumer behavior in the era of mobile devices and messaging/social networking apps hinders our ability to effectively market to and communicate with members and potential members, our business, financial condition and results of operations could be adversely affected.
Evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and as consumers spend more time on mobile devices rather than desktop computers, the reach of many of our traditional advertising channels may contract.  To continue to reach potential members and grow our businesses, we must identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms as well as targeted campaigns in which we communicate directly with potential, former and current members via new virtual means.  Generally, the opportunities in and sophistication of newer advertising channels are relatively undeveloped and unproven, and there can be no assurance that we will be able to continue to appropriately manage and fine-tune our marketing efforts in response to these and other trends in the advertising industry.  Any failure to do so could adversely affect our business, financial condition and results of operations.
In addition, as consumers communicate less via email and more via text messaging and other virtual means, the reach of our email campaigns may be adversely impacted.  One of our primary means of communicating with our members and keeping them engaged with our products is via email.  Our ability to communicate via email enables us to keep our members updated on activity with respect to their job postings or profile, inform them of new members they may be interested in connecting with, introduce them to new products or services they may be interested in utilizing, and present discount and free trial offers, among other things.  Any erosion in our ability to communicate successfully with our members via email could have an adverse impact on member experience and the rate at which non-paying members become paid members.
If we fail to expand and increase adoption of our consumer payments solutions, our future growth could suffer.
As part of our growth strategy, we intend to grow our consumer payments solutions. Although an increasing number of our members are using Care.com HomePay, a household employer payroll and tax product, our growth could be adversely affected if this trend does not continue. We also intend to develop other payment and financial solutions to offer to our members as we expand our offerings and services. When we develop a new product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, these new products must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. If we fail to increase adoption of Care.com HomePay, or any other payments solutions we may offer do not achieve adequate acceptance in the market, our competitive position will be impaired, and our growth could be adversely impacted.
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
We have acquired seven businesses since our inception. The benefits that we expect to achieve as a result of our acquisitions or investments depend in part on our ability to realize anticipated growth opportunities and cost savings synergies. Our success in realizing these opportunities and synergies and the timing of this realization depend among other things on the successful integration of the acquired companies’ businesses and operations with our businesses and operations and the adoption of our respective best practices. Even if we are able to integrate these businesses and operations successfully and implement those strategic initiatives, it may not result in the realization of the full benefits of the growth opportunities and synergies we currently expect to achieve, within the anticipated time frame or at all. If a company we purchase does not perform as we expected, our investment could become impaired or we could discontinue the operations and our financial results could be negatively impacted, as was the case with our Citrus Lane acquisition. For example, in the fourth quarter of 2014, we recorded a pre-tax goodwill and intangible asset impairment charge of $36.2 million related to the Citrus Lane business.  This charge was the result of our determination to lower our member acquisition, revenue and profitability projections from those expected at the time of the acquisition.  In the second half of 2015, we recorded a pre-tax goodwill and intangible asset impairment charge of $9.7 million related to the Citrus Lane business as a result of our decision to exit the business in an effort to reduce costs and focus resources on our higher growth potential businesses.
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
We have recorded significant goodwill impairment charges from our discontinued operations and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the fourth quarter of 2014, we recorded a pre-tax goodwill intangible asset impairment charges of $33.8 million and $2.4 million, respectively, related to our Citrus Lane business. As a result of our decision to exit the Citrus Lane, business, we recorded a pre-tax goodwill and intangible asset impairment charges of $8.0 million and $1.7 million, respectively related to our Citrus Lane business in the second half of fiscal 2015. We will need to continue to evaluate the carrying value of our goodwill and may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 26, 2015, our goodwill balance was $58.6 million and our intangible asset balance was $3.4 million, which represented 41% and 2% of total consolidated assets, respectively.
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
Diverse legal and industry requirements in the regions where our members and site visitors reside may apply to our collection, use, storage and sharing information about such individuals, including to the extent that our members choose to share data about themselves or family members in connection with potential employment in the home setting. The scope of these privacy and data protection obligations are changing in substantial and unpredictable ways, subject to differing interpretations, and may be inconsistent between different regions or conflict with other rules. For example, the EU-US Safe Harbor program (“Safe Harbor”), which provided a valid legal basis for transfers of personal data from Europe to the United States, was recently held to be invalid, which has a significant impact on the transfer of data from the European Union to US companies, including us. While we have other legally recognized mechanisms in place that we believe allow for the transfer of EU member and customer and employee information to the United States, it is possible that these mechanisms may also be challenged or evolve to include new legal requirements that could have an impact on how we move data from the European Union to Care.com entities outside the European Union. Recently, the United States and the European Union agreed in principle upon a Privacy Shield program (“Privacy Shield”) as a potential replacement for the Safe Harbor, but it has not yet been finalized, published or interpreted. The Privacy Shield may add significant requirements that could impact our business and result in substantial expense to implement, and it is unclear that it will be appropriate for us. In response to these regulatory changes, we may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by individual EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.
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
While we intend to focus most of our international efforts on growing our existing international markets, we also may expand our international operations in the future. We have a limited operating history as a company outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, regulatory systems and commercial infrastructures. This international expansion has required us, and will continue to require us, to invest significant funds and other resources. International expansion also subjects us to risks that we have not previously faced, including risks associated with:
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
Many of our members locate our services through search engines, such as Google and Bing. Search engines typically provide two types of search results, algorithmic and purchased listings, and we rely on both types. Algorithmic listings cannot be purchased and are determined and displayed by a set of formulas designed by the search engine. Search engines revise their algorithms from time to time in an attempt to optimize search result listings. If the search engines on which we rely for algorithmic listings modify their algorithms in a manner that reduces the prominence of our listing, fewer potential members may find and click through to our services. Additionally, our competitors’ search engine optimization efforts may result in their services receiving greater prominence in search result listings than ours, which could also reduce the number of potential members that visit our services. We have experienced fluctuations in the prominence of our search result listings in the past and we anticipate fluctuations in the future. In addition, costs for purchased listings on search engines have increased in the past and may continue to increase in the future. Price increases could reduce the number of potential members that visit our services and increase our costs. Any reduction in the number of users directed to our services from search engines would harm our business and operating results.

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
Our membership growth and engagement rates could be adversely affected if consumers perceive the utility of our marketplace to be limited to finding full-time caregivers for children. Despite the breadth of care needs that can be met through our platform, including after school care, occasional babysitting, senior care, pet care, tutoring and housekeeping, 30% of job postings in fiscal 2015 were for full-time child caregivers. In addition, our convenience payments product, which may be useful to families who employ any type of caregiver part-time or full-time, child care or senior care, is still in the early stages of adoption among our membership base and we cannot be certain what the rate of adoption will be or if enough of our users will find it sufficiently useful for us to continue to support. If families and caregivers fail to utilize the breadth of the family care and other services available through our marketplace, our membership growth and engagement rates could be negatively impacted, and our business will be harmed.
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
Substantially all of our communications, network and computer hardware used to operate our online services and mobile applications are located in facilities that we do not own or control. Our systems and operations are also vulnerable to damage or interruption from tornadoes, floods, fires, power losses, telecommunications failures or acts of war. For example, a significant natural disaster, such as a major snowstorm or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for such losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole.
We have implemented disaster recovery procedures that allow us to move our services to a back-up operating infrastructure in the event of a catastrophe or other event outside of our control. However, these procedures do not yet provide a real time solution. Therefore, if our primary operating infrastructure becomes due to a catastrophe or other events outside of our control, there will be a period of time that our platform will remain unavailable while the transition to a back-up operating infrastructure takes place.
Interruptions or delays in service arising from our third-party vendors could impair the delivery of our service and harm our business.
We rely upon third-party vendors to provide certain services upon which we rely, including data center, communications and networking infrastructure services, credit card and payment processing services, background checking services, email management and delivery services, customer relationship management services and other services critical to our business. The operation of our product and service offerings could be impaired if the availability of these services is interrupted or limited in any way. We have contractual relationships with these parties but do not have physical control over their daily operations, which increases our vulnerability to problems with the services they provide. If any of these third-party service providers terminates their relationship with us, or does not provide an adequate level of service to our members, it would be disruptive to our business as we seek to replace the service provider or remedy the inadequate level of service.
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

With respect to our consumer matching solutions, we compete for families, caregivers, employers and care-related businesses with traditional offline consumer resources, online job boards and other, online care marketplaces. We also compete for a share of care-related businesses’ overall recruiting and advertising budgets with traditional, offline media companies and other Internet marketing providers. Our principal competitors are Craigslist, a ‘‘free to consumer’’ website, and Sittercity, Inc., an online care specific marketplace. Our principal competitor in our employer channel is Bright Horizons. In the consumer payments market, Care.com HomePay competes with similar products offered by 4nannytaxes.com and GTM Payroll Services. In addition, we may in the future be subject to competition from companies that operate other online marketplaces and that decide to expand into the online care market or other established companies that decide to expand into the consumer payments market. These potential competitors may be larger and have more resources than we do, may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. As a result, these potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities or technologies.
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
We are subject to litigation which could have an adverse effect on our financial condition.
We are, and from time to time may become, subject to litigation and various legal proceedings and/or investigations, including litigation, proceedings and/or investigations related to privacy, advertising, other consumer protection laws, contracts, intellectual property or other matters and that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations.
We may incur liability or other expenses if caregivers or other users of our services engage in inappropriate, harmful or illegal conduct, or if we do not notify our members of alleged inappropriate or illegal conduct.
Families and caregivers have sought, and may seek in the future, damages from us if a caregiver or family does not meet their expectations or causes them harm. Currently, Care.com is a party to several lawsuits brought by families relating to alleged criminal acts by caregivers they found through the Care.com site, including acts resulting in death. These types of claims also may be brought under foreign laws. If a decision were rendered against us in a claim of this type, we may incur significant liability and/or negative publicity. Even if these claims do not result in liability to us, they may result in significant investigation or defense costs, as well as negative publicity. In addition, because there is a particularly low tolerance for failure when seeking care for a loved one, any such claims, events or publicity could have a significant adverse effect on our reputation and brand. Any of these results, particularly damages to our brand and reputation, could adversely affect our financial condition, business and operating results.
Our subsidiary Care Concierge provides back-up child and adult care to families by directly assigning caregivers, some of whom are Care Concierge employees, to families in need of temporary care. The caregivers and families involved in these transactions are not required to be members of our consumer matching solutions. To the extent that a caregiver provided through our back-up services does not meet the expectations of a family or causes harm, we may be subject to claims from that family or from the employer that subscribed to this service and offered it as an employee benefit to the family.
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
We currently hold the ‘‘Care.com’’, ‘‘Betreut.de’’, and ‘‘Breedlove.com’’ Internet domain names and various other domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in the United States or any other country, we would be forced to incur significant additional expense to market our solutions, including the development of a new brand and the creation of new promotional materials, which could substantially harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the ‘‘Care’’ name or other names we utilize in all of the countries in which we currently intend to conduct business.
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
As of December 26, 2015, we had federal net operating loss carryforwards of $111.3 million and state net operating loss carryforwards of $91.9 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ‘‘ownership change,’’ the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an ‘‘ownership change’’ generally occurs if there is a cumulative change in our ownership by ‘‘5-percent shareholders’’ that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.
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
Some of our solutions contain open-source software, which may pose particular risks to our proprietary software and solutions.
We use open-source software in our solutions and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a negative effect on our business and operating results.
We are an ‘‘emerging growth company,’’ and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we become a large accelerated filer and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Shares of our common stock were sold in our initial public offering in January 2014 at a price of $17.00 per share and, from the date our common stock first traded on the New York Stock Exchange through February 26, 2016 our common stock has subsequently traded as high as $29.25 and as low as $4.89. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this ‘‘Risk Factors’’ section and elsewhere in this Annual Report on Form 10-K, these factors include:
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
Information pertaining to legal proceedings can be found in Note 7, Commitments and Contingencies of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, and is incorporated by reference herein.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the New York Stock Exchange under the symbol “CRCM” on January 24, 2014. The closing price on February 26, 2016 was $6.09. The following table sets forth the high and low sales prices per share for our Common Stock on the New York Stock Exchange for the indicated periods.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$8.50	$6.50	$29.25	$15.02
Second Quarter	$8.00	$5.66	$18.37	$9.57
Third Quarter	$6.79	$4.89	$13.12	$8.00
Fourth Quarter	$7.49	$5.00	$9.46	$7.29
Holders
As of February 26, 2016 there were 63 holders of record of shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return of our common stock during the period commencing January 24, 2014 (the date our common stock began trading on the NYSE) to December 26, 2015, with the Russell 2000 Index and the NASDAQ Internet Index. The graph depicts the results of investing $100 in our common stock, the Russell 2000 Index and the NASDAQ Internet Index at closing prices on January 24, 2014 and assumes, with respect to the Russell 2000 Index and the NASDAQ Internet Index, that all dividends were reinvested. We did not declare or pay any cash dividends on our stock. Such returns are based on historical results and are not intended to suggest future performance.
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
The consolidated statements of operations for the fiscal years ended and as of December 26, 2015, December 27, 2014, and December 28, 2013 and the consolidated balance sheets as of December 26, 2015 and December 27, 2014, are derived from our audited consolidated financial statements appearing in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected statement of operations data for fiscal 2012 and 2011, and selected balance sheet data for fiscal 2013 and 2012, are derived from our audited consolidated financial statements not included in this report. In addition, during the fourth quarter of fiscal 2015 we substantially completed our plan to exit the Citrus Lane business. As such, all assets, liabilities, and results of operations have been reclassified to discontinued operations for all periods presented. See Note 4, “Discontinued Operations” in the Notes to Consolidated Financial Statements for more information.
Our historical results are not necessarily indicative of the results to be expected in the future (in thousands, except per share data and revenue per paying family and caregiver):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014(1)	December 28, 2013	December 31, 2012(2)	December 31, 2011

Revenue	$138,681	$110,712	$81,487	$48,493	$26,006
Cost of revenue	26,117	23,464	18,844	10,210	6,225
Operating expenses:
Selling and marketing	73,521	73,799	55,250	35,916	22,480
Research and development	19,801	16,216	11,816	7,662	4,639
General and administrative	30,158	27,325	18,841	13,671	4,621
Depreciation and amortization	4,503	4,363	4,387	1,724	173
Total operating expenses	127,983	121,703	90,294	58,973	31,913
Operating loss	(15,419)	(34,455)	(27,651)	(20,690)	(12,132)
Other expense, net	(1,239)	(3,856)	(291)	(47)	(20)
Loss from continuing operations before income taxes	(16,658)	(38,311)	(27,942)	(20,737)	(12,152)
Provision for (Benefit from) income taxes	1,221	(752)	354	(317)	—
Loss from continuing operations	(17,879)	(37,559)	(28,296)	(20,420)	(12,152)
Loss from discontinued operations, net of tax	(17,116)	(42,733)	—	—	—
Net loss	(34,995)	(80,292)	(28,296)	(20,420)	(12,152)
Accretion of preferred stock	—	(4)	(57)	(48)	(41)
Net loss attributable to common stockholders	$(34,995)	$(80,296)	$(28,353)	$(20,468)	$(12,193)
Net loss per share attributable to common stockholders (Basic and Diluted):
Loss from continuing operations	$(0.56)	$(1.30)	$(9.45)	$(7.97)	$(5.57)
Loss from discontinued operations	(0.53)	$(1.47)	$—	—	—
Net loss per share	$(1.09)	$(2.77)	$(9.45)	$(7.97)	$(5.57)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	32,001	28,941	3,000	2,568	2,188

	Fiscal Year Ended
	December 26, 2015	December 27, 2014(1)	December 28, 2013	December 31, 2012(2)	December 31, 2011
Other Financial and Operational Data:
Adjusted EBITDA (4)	$(5,032)	$(21,106)	$(17,199)	$(15,511)	$(11,431)
Total members	18,377	13,788	9,744	6,678	3,635
Total families	10,265	7,612	5,281	3,509	1,706
Total caregivers	8,112	6,176	4,463	3,169	1,929

(1) The results of operations for Citrus Lane, Inc. have been included in our consolidated financial statements since the date of acquisition on July 17, 2014 and are presented within discontinued operations.

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

(3) Stock-based compensation included in the statements of operations data above was as follows (in thousands):
	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013	December 31, 2012	December 31, 2011
Cost of revenue	$236	$156	$161	$159	$20
Selling and marketing	813	582	348	369	264
Research and development	760	437	356	213	70
General and administrative	3,116	2,704	997	1,211	174
Loss from discontinued operations	589	1,926	—	—	—
Total	$5,514	$5,805	$1,862	$1,952	$528
(4) Adjusted EBITDA is a non-GAAP measure. We define adjusted EBITDA as net loss from continuing operations, plus: federal, state and franchise taxes, other expense, net, depreciation and amortization, stock-based compensation, accretion of contingent consideration, merger and acquisition related costs and other unusual or non-cash significant adjustments. Please see ‘‘Adjusted EBITDA’’ below for more information and for a reconciliation of adjusted EBITDA to net loss from continuing operations, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	As of
	December 26, 2015	December 27, 2014	December 28, 2013	December 31, 2012	December 31, 2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$61,240	$71,881	$29,959	$44,776	$35,663
Working capital	24,060	43,834	13,201	39,688	31,445
Total assets	142,478	173,104	113,829	129,402	37,444
Total deferred revenue	13,435	11,472	8,304	5,102	2,408
Total non-current liabilities	7,306	12,828	7,063	11,020	414
Redeemable convertible preferred stock	—	—	152,251	152,194	61,078
Total stockholders' equity (deficit)	88,252	118,050	(68,306)	(43,442)	(29,238)
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. The table below represents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our consolidated operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business.
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
• adjusted EBITDA does not reflect discontinued operations;
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net loss from continuing operations	$(17,879)	$(37,559)	$(28,296)

Federal, state and franchise taxes	1,411	(468)	376
Other expense, net	1,239	3,856	291
Depreciation and amortization	5,218	5,128	6,702
EBITDA	(10,011)	(29,043)	(20,927)

Stock-based compensation	4,926	3,879	1,862
Accretion of contingent consideration	—	302	561
Non-cash rent expense	—	948	—
Merger and acquisition related costs	53	2,644	—
IPO related costs	—	164	1,305
Adjusted EBITDA	$(5,032)	$(21,106)	$(17,199)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are the world’s largest online marketplace for finding and managing family care. We have 18.4 million members, including 10.3 million families and 8.1 million caregivers, spanning 16 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
Our consumer matching solutions allow families to search for, qualify, vet, connect with and ultimately select caregivers in a low-cost, reliable and easy way. We also provide caregivers with solutions to create personal profiles, describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace.
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
In July 2014, we completed our Citrus Lane acquisition, adding social commerce capabilities to our platform, including the sales of curated products designed for families. Citrus Lane generates revenue through the sale of subscriptions and other products to customers in the United States. During the second half of fiscal 2015, we made the decision to exit the Citrus Lane business. As a result, all operations have been presented in discontinued operations.
We have experienced steady growth in revenue and members. Our members increased to 18.4 million as of December 26, 2015 from 13.8 million as of December 27, 2014, representing a 33% annual growth rate. Our revenue has increased to $138.7 million for the fiscal year ended December 26, 2015 from $110.7 million for the fiscal year ended December 27, 2014. We experienced net losses from continuing operations of $17.9 million and $37.6 million in fiscal 2015 and fiscal 2014, respectively, and net losses from discontinued operations of $17.1 million and $42.7 million in fiscal 2015 and fiscal 2014, respectively.
In January 2014, we sold 6.2 million shares of our common stock at a price of $17.00 per share resulting in net proceeds of $94.8 million.

Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per paying member - U.S. Consumer Business):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Total members	18,377	13,788	9,744
Total families	10,265	7,612	5,281
Total caregivers	8,112	6,176	4,463
* Paying members - U.S. Consumer Business	266	222	174
* Monthly average revenue per member - U.S. Consumer Business	$39	$39	$38
_________________________________
* We have changed the business metrics we use to monitor and evaluate our results. We believe that these metrics better reflect the underlying trends in our U.S. Consumer Business.
Total Members. We define total members as the number of paying and non-paying families, including those who have registered through employer programs, and caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay. Our total members increased 33% and 42% during the fiscal years ended December 26, 2015 and December 27, 2014, respectively, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps, including those who have registered through employer programs, since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay. Our total families increased 35% and 44% during the fiscal years ended December 26, 2015 and December 27, 2014, respectively, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 31% and 38% during the fiscal years ended December 26, 2015 and December 27, 2014, respectively, compared to the corresponding period in the prior fiscal year.
Paying Members - U.S. Consumer Business. We define paying members - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying members in our U.S. Consumer Business increased 20% and 28% as fiscal year ends December 26, 2015 and December 27, 2014, respectively, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Member - U.S. Consumer Business. We define monthly average revenue per member, or ARPM, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying subscribers of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. Our U.S. Consumer Business ARPM increased 1% and 3% during the fiscal years ended December 26, 2015 and December 27, 2014, respectively, compared to the corresponding period in the prior fiscal year.
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
Lifetime Revenue. Our revenue is impacted by a number of factors, including the pricing and mix of our monthly, quarterly and annual subscriptions, our ability to cross-sell our suite of products and services and the total length of time a member subscribes to the various solutions we offer, which we refer to as length of paid time. This includes both initial and reuse subscription periods, which we define as the duration of subscriptions by the same member, which may not necessarily occur consecutively with the member’s initial subscription. Based on historical data, we estimate that the average total length of paid time for a U.S. Consumer Business member is 12.2 months, measured over a four year period. During fiscal 2015, our U.S. Consumer Business ARPM was $39.
Customer Acquisition Costs. We expect to continue to make significant investments to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate depends on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the mix of our media expenditures between television and search advertising, the competitive environment in our markets and publicity about our company. In addition, an increasing percentage of our paying members has come from word-of-mouth referrals, search engine optimization and reuse, reducing our overall per-member customer acquisition cost. Currently, a majority of our marketing expenditures is spent on attracting paying members for our U.S. Consumer Business, and in fiscal 2015, we spent an average of $125 per new subscription. These expenditures included television advertising, search advertising and all other direct marketing expenses.
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
Acquisitions. As part of our ongoing growth strategy, we have completed a number of acquisitions since July 2012. Our growth since this time has been significantly affected by these acquisitions. In general, we pursue acquisitions for several reasons, such as acquiring additional products which enhance the user experience of our services and complement our existing business. Our balance sheet includes goodwill of $58.6 million and intangible assets of $3.4 million related to various prior acquisitions. We perform our annual goodwill impairment test annually as of the first day of our fiscal fourth quarter, or more frequently if certain events or circumstances warrant. Events or changes in circumstances that might indicate potential impairment in goodwill include the specific factors described in the Risk Factors section of this Annual Report on Form 10-K, including a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business.
During fiscal 2014 in connection with our annual impairment analysis we recorded $36.2 million of impairment charges related to goodwill and intangible assets from our acquisition of Citrus Lane. Additionally, during the second half of fiscal 2015, we determined that we should consider the advisability of a sale or wind-down of the Citrus Lane business. As a result of this determination, we concluded that indicators of impairment existed in the Citrus Lane business and performed an analysis of whether any material impairment charges would be required. As a result of this analysis we recorded $9.7 million of impairment charges related to goodwill and intangible assets. Both of these charges are included within discontinued operations on our Consolidated Statements of Operations. Management continues to evaluate and monitor all key factors impacting the carrying value of our recorded goodwill, as well as other long lived assets. Adverse changes in our expected operating results, market capitalization, business climate, or other negative events could result in a material non-cash impairment charge in the future.
Financial Operations Overview
Revenue
We generate revenue primarily through (a) subscription fees to our suite of products and services, which enable families to manage their diverse and evolving care needs and caregivers to describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace; and (b) annual contracts with corporate employers - providing access to our suite of products and services as an employee benefit and through contractual obligations with businesses to recruit employees and advertise their business profiles. Substantially all of our revenue earned is recognized on a ratable basis over the period the service is provided, with the exception of revenue from background checks, which is recognized when the services are delivered to the end customer.
The following are our sources of revenue:
U.S. Consumer Business
Our U.S. Consumer Business consists of our U.S. matching solutions and our payments solutions.

Our U.S. matching solutions provide families access to job posting features, search features, caregiver profiles and content and are offered directly to consumers. Access to this platform is free of charge for basic members. Paying family members pay a monthly, quarterly or annual subscription fee to connect directly with caregivers and to utilize enhanced tools such as third-party background checks. Paying caregiver members pay a subscription fee for priority notification of jobs, messaging services and to perform third-party background checks on themselves. Subscription payments are received from all paying members at the time of sign-up and are recognized on a daily basis over the subscription term as the services are delivered once the revenue recognition criteria are met (see ‘‘Critical Accounting Policies and Estimates’’ for a description of the revenue recognition criteria).
Our payments solutions provide families several options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services. Revenue related to Care.com HomePay, our household payroll and tax service, is primarily generated through quarterly subscriptions and recognized on a daily ratable basis over the period the services are provided.
Other Revenue
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
Discontinued Operations
We report the results of operations of a component of our company that either has been exited, disposed of, or held for sale in discontinued operations. We present such events as discontinued operations so long as the financial results can be clearly identified, the future operations and cash flows are completely eliminated from ongoing operations, and so long as we do not have any significant continuing involvement in the operations of the component after the disposal or termination transaction.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013

Revenue	$138,681	$110,712	$81,487
Cost of revenue	26,117	23,464	18,844
Operating expenses:
Selling and marketing	73,521	73,799	55,250
Research and development	19,801	16,216	11,816
General and administrative	30,158	27,325	18,841
Depreciation and amortization	4,503	4,363	4,387
Total operating expenses	127,983	121,703	90,294
Operating loss	(15,419)	(34,455)	(27,651)
Other expense, net	(1,239)	(3,856)	(291)
Loss from continuing operations before income taxes	(16,658)	(38,311)	(27,942)
Provision for (benefit from) income taxes	1,221	(752)	354
Loss from continuing operations	(17,879)	(37,559)	(28,296)
Loss from discontinued operations, net of tax	(17,116)	(42,733)	—
Net loss	(34,995)	(80,292)	(28,296)
Accretion of preferred stock	—	(4)	(57)
Net loss attributable to common stockholders	$(34,995)	$(80,296)	$(28,353)
Net loss per share attributable to common stockholders (Basic and Diluted):
Loss from continuing operations	$(0.56)	$(1.30)	$(9.45)
Loss from discontinued operations	(0.53)	(1.47)	—
Net loss per share	$(1.09)	$(2.77)	$(9.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	32,001	28,941	3,000
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Cost of revenue	$236	$156	$161
Selling and marketing	813	582	348
Research and development	760	437	356
General and administrative	3,116	2,704	997
Loss from discontinued operations	589	1,926	—
The following tables set forth our consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013

Revenue	100%	100%	100%
Cost of revenue	19%	21%	23%
Operating expenses:
Selling and marketing	53%	67%	68%
Research and development	14%	15%	15%
General and administrative	22%	25%	23%
Depreciation and amortization	3%	4%	5%
Total operating expenses	92%	110%	111%
Operating loss	(11)%	(31)%	(34)%
Other expense, net	(1)%	(3)%	—%
Loss from continuing operations before income taxes	(12)%	(35)%	(34)%
Provision for (Benefit from) income taxes	1%	(1)%	—%
Loss from continuing operations	(13)%	(34)%	(35)%
Loss from discontinued operations, net of tax	(12)%	(39)%	—%
Net loss	(25)%	(73)%	(35)%
Revenue

	Fiscal Year Ended			Fiscal 2015 Compared to Fiscal 2014		Fiscal 2014 Compared to Fiscal 2013
	December 26, 2015	December 27, 2014	December 28, 2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenue	$138,681	$110,712	$81,487	$27,969	25%	$29,225	36%
Fiscal 2015 Compared to Fiscal 2014
The change was primarily attributed to an $18.2 million increase in our consumer matching business, principally related to a higher number of paying members, and higher average revenue per paying member. Additionally, there was an increase in consumer payment solutions, background checks, and Care@Work of $3.8 million, $3.2 million, and $1.9 million respectively.
Fiscal 2014 Compared to Fiscal 2013

The change was primarily attributed to a $19.0 million increase in our consumer matching business, principally related to a higher number of paying members, and higher average revenue per paying member driven by a longer average length of paying subscriptions and growth in non-subscription products. Furthermore, there was an increase in consumer payment solutions and background checks revenue of $3.7 million and $2.1 million, respectively.
Cost of Revenue

	Fiscal Year Ended			Fiscal 2015 Compared to Fiscal 2014		Fiscal 2014 Compared to Fiscal 2013
	December 26, 2015	December 27, 2014	December 28, 2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$26,117	$23,464	$18,844	$2,653	11%	$4,620	25%
Percentage of revenue	19%	21%	23%
Fiscal 2015 Compared to Fiscal 2014
The change was primarily related to higher member servicing costs and background check screening fees of $1.9 million, increased compensation and related costs of $0.4 million, and to a lesser extent, increased hosting and credit card fees of $0.2 million and $0.2 million, respectively. The increase in credit card fees was in line with our overall increase in subscription revenue.
Fiscal 2014 Compared to Fiscal 2013
The change was primarily related to higher compensation and related expenses of $1.3 million due to expanded headcount to meet the demand associated with our larger network of members and expanded product offerings. We also incurred higher costs related to increased expenditures for hosting costs, background checks and credit card processing fees of $0.9 million, $0.7 million and $0.7 million, respectively, partially offset by lower costs related to the amortization of technology intangible assets with useful lives that ended during fiscal 2013.
Selling and Marketing

	Fiscal Year Ended			Fiscal 2015 Compared to Fiscal 2014		Fiscal 2014 Compared to Fiscal 2013
	December 26, 2015	December 27, 2014	December 28, 2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$73,521	$73,799	$55,250	$(278)	—%	$18,549	34%
Percentage of revenue	53%	67%	68%
Fiscal 2015 Compared to Fiscal 2014
The change principally related to a decrease in spending on customer acquisition marketing of $4.0 million, partially offset by higher compensation and related costs of $2.9 million.
Fiscal 2014 Compared to Fiscal 2013
The change principally related to higher spending on customer acquisition marketing of $14.7 million, of which $7.1 million was related to increased television advertising, on our consumer matching and payments businesses. Additionally, there was an increase of $2.5 million in compensation and related expenses. Furthermore, there was a $1.0 million increase primarily related to caregiver acquisition costs.

Research and Development

	Fiscal Year Ended			Fiscal 2015 Compared to Fiscal 2014		Fiscal 2014 Compared to Fiscal 2013
	December 26, 2015	December 27, 2014	December 28, 2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Research and development	$19,801	$16,216	$11,816	$3,585	22%	$4,400	37%
Percentage of revenue	14%	15%	15%
Fiscal 2015 Compared to Fiscal 2014
The change was primarily related to higher compensation and related expenses of $2.8 million, as well as increased spending related to third-party resources of $0.5 million. The increase in both headcount and third-party resources was the result of our focus on developing new features and products, including work on our mobile applications, to encourage member growth and engagement.
Fiscal 2014 Compared to Fiscal 2013
The change was primarily related to higher compensation and related expenses of $2.7 million, largely due to an increase in headcount. Additionally, there was increased spending related to third-party resources of $1.2 million. The increase in both headcount and third-party resources was the result of our focus on developing new features and products, including work on our mobile applications and our international platform, to encourage member growth and engagement.

General and Administrative

	Fiscal Year Ended			Fiscal 2015 Compared to Fiscal 2014		Fiscal 2014 Compared to Fiscal 2013
	December 26, 2015	December 27, 2014	December 28, 2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$30,158	$27,325	$18,841	$2,833	10%	$8,484	45%
Percentage of revenue	22%	25%	23%
Fiscal 2015 Compared to Fiscal 2014
The change was primarily related to higher compensation related expenses of $3.1 million primarily due to incentive compensation, an increase in occupancy costs of $1.1 million, and to a lesser extent, an increase in bad debt expenses of $0.6 million. These were partially offset by reductions in third-party resources, employee training, and hosted applications of $1.7 million, $0.3 million, and $0.3 million, respectively.
Fiscal 2014 Compared to Fiscal 2013
The change was primarily related to higher compensation related expenses of $2.7 million as a result of increased headcount. Additionally, there was increased spending on third-party resources of $2.3 million, $1.4 million in software subscriptions as we transition to a more robust ERP system to sustain growth, as well as recruiting and legal fees of $1.2 million and $0.9 million, respectively. Furthermore, insurance increased by $0.8 million as a result of additional required coverage to meet our obligations as a public company.

Depreciation and Amortization

	Fiscal Year Ended			Fiscal 2015 Compared to Fiscal 2014		Fiscal 2014 Compared to Fiscal 2013
	December 26, 2015	December 27, 2014	December 28, 2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$4,503	$4,363	$4,387	$140	3%	$(24)	(1)%
Percentage of revenue	3%	4%	5%
Fiscal 2015 Compared to Fiscal 2014
The change was primarily attributed with the move to our new office space. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $2.9 million.
Fiscal 2014 Compared to Fiscal 2013
Depreciation and amortization expense was relatively consistent over the applicable measurement periods.
Other Expense, net

	Fiscal Year Ended			Fiscal 2015 Compared to Fiscal 2014		Fiscal 2014 Compared to Fiscal 2013
	December 26, 2015	December 27, 2014	December 28, 2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Other expense, net	$(1,239)	$(3,856)	$(291)	$2,617	(68)%	$(3,565)	1,225%
Percentage of revenue	(1)%	(3)%	—%
Fiscal 2015 Compared to Fiscal 2014
The change was primarily driven by the mark-to-market adjustment of $2.9 million related to the change in the fair value of the redeemable convertible preferred stock associated with contingent acquisition consideration and the preferred stock warrants that occurred during the first quarter of fiscal 2014 as a result of the IPO. No such item was recorded in the current period. This was partially offset by $0.3 million from the movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the Euro.
Fiscal 2014 Compared to Fiscal 2013
The change was primarily driven by the mark-to-market adjustment of $2.9 million related to the change in the fair value of redeemable convertible preferred stock associated with contingent acquisition consideration and the preferred stock warrants, as well as changes in foreign currency related to transactions for international entities in denominations other than the functional currency.
Provision for (Benefit From) Income Taxes

	Fiscal Year Ended			Fiscal 2015 Compared to Fiscal 2014		Fiscal 2014 Compared to Fiscal 2013
	December 26, 2015	December 27, 2014	December 28, 2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,221	$(752)	$354	$1,973	(262)%	$(1,106)	(312)%
Percentage of revenue	1%	(1)%	—%
Fiscal 2015 Compared to Fiscal 2014
Our effective tax rate for the year ended December 26, 2015 was a provision of 7% on a pre-tax loss. The current year tax expense was primarily related to the amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards. The tax benefit recorded during fiscal 2014 was a result of a non-recurring benefit from the release of a portion of the valuation allowance due to taxable temporary differences available as a source of income to realize certain pre-existing deferred tax assets as a result of the purchase accounting, partially offset by the amortization of goodwill for tax purposes for which there is no corresponding book deduction, partially offset by the income tax expense related to the amortization of Breedlove goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
Fiscal 2014 Compared to Fiscal 2013
Our effective tax rate for the year ended December 27, 2014 was a benefit of 2% on a pre-tax loss. The increase was a result of a non-recurring benefit from the release of a portion of the valuation allowance due to taxable temporary differences available as a source of income to realize certain pre-existing deferred tax assets, partially offset by the amortization of goodwill for tax purposes for which there is no corresponding book deduction. Our effective tax rate for the year ended December 28, 2013 was a provision of 1% on a pre-tax loss for the year ended December 28, 2013. Our provision for income taxes in 2013 was primarily comprised of amortization of tax deductible goodwill, which generates a deferred tax liability that cannot be offset by net operating losses or other deferred tax assets since its reversal is considered indefinite in nature and certain state taxes for jurisdictions where taxes are based on a measure other than net pre-tax profit; and partially offset by utilization of foreign net operating losses in jurisdictions with deferred tax liabilities.
Loss from Discontinued Operations, Net of Taxes

	Fiscal Year Ended			Fiscal 2015 Compared to Fiscal 2014		Fiscal 2014 Compared to Fiscal 2013
	December 26, 2015	December 27, 2014	December 28, 2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Loss from discontinued operations, net of tax	$(17,116)	$(42,733)	$—	$25,617	(60)%	$(42,733)	100%
Percentage of revenue	(12)%	(39)%	—%
Fiscal 2015 Compared to Fiscal 2014
The decrease was primarily driven by the impairment charges recognized in fiscal 2014 totaling $36.2 million, as compared to fiscal 2015 impairment charges of $9.7 million, offset by one-time disposal costs of $2.1 million in fiscal 2015.
Fiscal 2014 Compared to Fiscal 2013
The change was driven by the decision to exit the Citrus Lane business.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Cash flow provided by (used in):
Operating activities - Continuing operations	160	(20,177)	(12,661)
Operating activities - Discontinued operations	(5,124)	(4,107)	—
Investing activities - Continuing operations	(4,323)	(6,425)	(1,818)
Investing activities - Discontinued operations	(2)	(22,844)	—
Financing activities	(1,063)	94,585	(253)
Effect of exchange rates on cash balances	(289)	890	(85)
(Decrease) increase in cash and cash equivalents	$(10,641)	$41,922	$(14,817)
As of December 26, 2015, we had cash and cash equivalents of $61.2 million. Cash equivalents consists of money market funds. Cash held internationally as of December 26, 2015 was $2.3 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014, and to a lesser extent from the exercise of employee stock options. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Fiscal 2015
Cash from continuing operating activities provided $0.2 million during fiscal 2015. This amount resulted from a net loss from continuing operations of $17.9 million, adjusted for non-cash items of $12.4 million, and a net $5.6 million source of cash due to changes in working capital.
Non-cash expenses within net loss from continuing operations consisted primarily of $5.2 million for depreciation and amortization, $4.9 million of stock-based compensation expense, $1.3 million of foreign currency remeasurement and $1.1 million in changes in deferred tax liabilities.
An increase in both operating liabilities and assets was a net source of $5.6 million of cash within operating activities. The increase in working capital was primarily due to increases in deferred revenue, accrued expenses and other current liabilities, and other non-current liabilities of $2.3 million, $1.9 million and $0.9 million, respectively, combined with a decrease in prepaid expenses and other current assets of $2.1 million. These were partially offset by a decrease in accounts payable of $0.6 million and increases in accounts receivable and unbilled accounts receivable of $0.6 million and $0.3 million, respectively.
Cash used in discontinued operations totaled $5.1 million. This amount resulted from a net loss from discontinued operations of $17.1 million, partially offset by a net $12.0 million source of cash from changes in working capital and non-cash related adjustments, including charges related to the impairment of goodwill and intangible assets of $9.7 million, and contingent consideration accretion expense of $0.9 million.
Fiscal 2014
Cash from continuing operating activities used $20.2 million during fiscal 2014. This amount resulted from a net loss from continuing operations of $37.6 million, adjusted for non-cash items of $11.2 million, and a net $6.2 million source of cash due to increases in operating liabilities, partially offset by increases in operating assets.
Non-cash expenses within net loss consisted primarily of $5.1 million for depreciation and amortization, $3.9 million of stock-based compensation expense, $2.3 million increase in in the fair value of contingent consideration payable in preferred stock, $0.3 million from the accretion of contingent consideration liabilities payable in cash and $0.6 million in the fair value of stock warrants, partially offset by $0.9 million in deferred taxes.
An increase in both operating liabilities and assets contributed $6.2 million to net cash used in operating activities. The cash generated from this change consisted of an increase in deferred revenue of $3.2 million, an increase in accrued expenses and other current liabilities of $2.1 million, an increase in accounts payable of $1.8 million, partially offset by an increase in unbilled accounts receivable of $1.1 million and an increase in accounts receivable of $0.9 million.
Cash used in discontinued operations totaled $4.1 million. This amount resulted from a net loss from discontinued operations of $42.7 million, offset by a net $38.6 million source of cash from changes in working capital and non-cash related adjustments, including charges related to the impairment of goodwill and intangible assets of $36.2 million.
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
Investing Activities
Fiscal 2015
During fiscal 2015, we used $4.3 million of cash for investing activities, primarily related to property and equipment purchases related to our new corporate headquarters. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Fiscal 2014
During fiscal 2014, we used $6.4 million of cash for investing activities, primarily as a result of $3.0 million related to property and equipment purchases. Additionally, there was a $2.8 million outflow related to the security deposit on our new corporate headquarters as discussed in our “Contractual Obligations” below, and $0.6 million used in the acquisition of Consmr.
Cash used in discontinued operations totaled $22.8 million and was solely related to the acquisition of Citrus Lane.
Fiscal 2013
During fiscal 2013, we used $1.8 million of cash for investing activities. The cash used consisted of $1.4 million, principally related to furniture and fixtures expenditure and $0.4 million used in the acquisition of the assets of the BigTent public groups platform.
Financing Activities
Fiscal 2015
During fiscal 2015, we used $1.1 million of cash related to financing activities. Of this amount, $1.8 million related to payments of contingent consideration previously established in purchase accounting for our HomePay and Care Concierge acquisitions, partially offset by $0.8 million in proceeds from the exercise of common stock options.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in fiscal 2015, 2014 or 2013.

Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and commitments to make future milestone payments as part of the Citrus Lane acquisitions. For additional information, see Note 3, Business Acquisitions, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
The following table describes our contractual obligations as of December 26, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$43,050	$4,295	$8,954	$9,792	$20,009
Contingent obligations	16,041	16,041	—	—	—
Total contingent obligations	$59,091	$20,336	$8,954	$9,792	$20,009

In July 2014, we entered into a lease agreement pursuant to which we agreed to lease office space to be used for our new headquarters, or the Prime Lease. The Prime Lease is initially for 36,174 square feet of office space, comprising of the entire sixth floor of the building located at 77 Fourth Avenue, Waltham, Massachusetts, or the Building. The leased premises under the Prime Lease will increase by an additional 36,395 square feet, comprising of the entire fourth floor of the Building, on March 1, 2019 and by an additional 36,174 square feet, comprising of the entire fifth floor of the Building, on April 1, 2019. The term of the Prime Lease commenced on August 4, 2014 and expires 120 months from the date base rent payments first become due, which date is the earlier of January 1, 2015 and the date we commence operations in the space. The total cash obligation for the base rent over the term of the Prime Lease is $34.5 million.
Also in July 2014, we entered into two sublease agreements pursuant to which we agreed to lease the entire fourth and fifth floors of the Building. The term of the fourth floor sublease commenced August 4, 2014 and expires on February 15, 2019, after which the space will be leased by us pursuant to the Prime Lease. The total cash obligation for the base rent over the term of this sublease is $4.3 million. The term of the fifth floor sublease commenced on August 4, 2014 and expires on March 30, 2019, after which the space will be leased by us pursuant to the Prime Lease. The total cash obligation for the base rent over the term of this sublease is $4.1 million. We have the right to extend the term of the lease agreement for one ten-year period.
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
Revenue Recognition
In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We derive our revenue primarily from on-going subscription fees. Revenue from subscription fees is recognized on a daily basis over the subscription term or on a pro-rata basis as the services are delivered. Revenue from background checks, lead generation and advertising is recognized in the period earned. Other service revenues are recognized as the services are performed. Taxes that are collected from customers and remitted to government authorities are presented on a net basis and are excluded from revenue. As it relates to our Citrus Lane business, which is presented within discontinued operations, for product sales, these criteria are deemed to have been met when the items are delivered to the end customer. Shipping and handling charges are included in revenue on a gross basis.
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
In performing the test, we utilize the two-step approach prescribed under Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other. The first step requires a comparison of the reporting unit against its aggregate carrying value, including goodwill. If the carrying amount exceeds the reporting unit’s carrying value to its fair value. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The second step requires us to perform a hypothetical purchase allocation as of the measurement date and estimate the fair value of net tangible and intangible assets. The fair value of intangible assets is determined as described below and is subject to significant judgment.
Since the fair value of our reporting units was determined by use of discounted cash flows, or DCF, and the key assumptions that drive the fair value in this model are the WACC, terminal values, growth rates, and the amount and timing of expected future cash flows, significant judgment is applied in determining fair value. If the current economic environment were to deteriorate, this would likely result in a higher WACC because market participants would require a higher rate of return. In the DCF as the WACC increases, the fair value decreases. The other significant factor in the DCF is our projected financial information (i.e., amount and timing of expected future cash flows and growth rates) and if these assumptions were to be adversely impacted, this could result in a reduction of the fair value of this reporting unit.
We conducted our fiscal 2015 annual impairment test as of September 27, 2015 (the first day of our fourth fiscal quarter). We utilized DCF and market approaches to estimate the fair value of our reporting units as of September 27, 2015 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the reporting units had fair values exceeding their carrying values, and as such, Step 2 of impairment test was not required for those reporting units.
During the second half of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down. As a result of this decision, we determined that indicators of impairment existed in our Citrus Lane business. The fair value of the business was deemed to be below its carrying value and Step 2 of the goodwill impairment test was performed. Step 2 of the goodwill impairment test requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill. As a result of this analysis and our decision during the second half of 2015 to exit the business, we recorded a goodwill impairment loss of $8.0 million within discontinued operations.
During the fourth quarter of fiscal 2014, primarily as a result of unexpected changes, both internal and external, we determined that indicators of impairment existed within our Citrus Lane business. The fair value of the business was deemed to be below its carrying value and Step 2 of the goodwill impairment test was performed. Step 2 of the goodwill impairment test requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill. Upon completion of the Step 2 analysis, we determined that the Citrus Lane goodwill was impaired and recorded a $33.8 million impairment expense. Due to the subsequent decision to exit the Citrus Lane business, this has been recorded as a component of discontinued operations.
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
During the second half of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down. As a result of this decision, we determined that indicators of impairment existed in our Citrus Lane business. We completed Step 1 of our goodwill impairment analysis with the assistance of an independent valuation firm and determined that the fair value of this reporting unit was lower than its carrying value. This required us to proceed to Step 2 of our impairment analysis. As a result of this analysis and our decision during the second half of 2015 to exit the business, we recorded an intangible asset impairment of $1.7 million within discontinued operations.
During the fourth quarter of fiscal 2014, in connection with our goodwill impairment analysis, we performed a Step 2 test of recoverability of finite lived intangibles in accordance with ASC 360, indicating that our undiscounted future cash flows would not recover the carrying value of the Citrus Lane proprietary software and trade name intangible assets. We then performed a Step 3 impairment analysis of finite lived intangible assets under ASC 360 and determined that the carrying value of the Citrus Lane proprietary software and trade name exceeded the fair value of those assets as of the end of the fourth quarter and recognized an intangible asset impairment of $2.4 million. This was recorded as a component of discontinued operations.
During the third quarter of fiscal 2013, we made the decision to migrate the trade name of Parents in a Pinch, Inc., or PIAP, a Boston-based provider of in-home backup childcare and adult care services for working families that we acquired in December 2012, to Care Concierge. As a result of this decision we tested the associated asset group for recoverability and concluded that an indicator of impairment did not exist. However, in connection with the decision to migrate to the new trade name, we concluded the useful life of the PIAP trade name should be reassessed. We revised the useful life to be four months to coincide with our migration plan.
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

Recently Issued and Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred income tax liabilities and assets into current and non-current amounts in the balance sheet. Rather, it requires that deferred tax assets and liabilities are classified as non-current in the balance sheet. We adopted this standard prospectively for the year ended December 26, 2015.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license, and based on that determination, how to account for such arrangements. ASU 2015-05 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is not permitted. We are currently evaluating the impact the adoption of ASU 2015-05 will have on our financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)-Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are currently evaluating the impact the adoption of Topic 810 will have on our financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted but not before the original effective date of December 15, 2016. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 26, 2015 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of December 26, 2015 or December 27, 2014. Under our current investment policy, we invest our excess cash in money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Care.com, Inc.

We have audited the accompanying consolidated balance sheets of Care.com, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 26, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Care.com, Inc. at December 26, 2015 and December 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 1, 2016

CARE.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 26, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$61,240	$71,881
Accounts receivable (net of allowance of $125.0 for 2015)	3,107	2,530
Unbilled accounts receivable	3,595	3,541
Prepaid expenses and other current assets	2,599	4,936
Current assets of discontinued operations	439	3,172
Total current assets	70,980	86,060
Property and equipment, net	6,371	6,290
Intangible assets, net	3,389	7,065
Goodwill	58,631	60,635
Other non-current assets	3,098	3,072
Non-current assets of discontinued operations	9	9,982
Total assets	$142,478	$173,104

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,189	$4,323
Accrued expenses and other current liabilities	12,413	11,667
Current contingent acquisition consideration	—	2,845
Deferred revenue	13,435	11,472
Current liabilities of discontinued operations	17,883	11,919
Total current liabilities	46,920	42,226
Deferred tax liability	3,166	2,119
Other non-current liabilities	4,140	3,442
Non-current liabilities of discontinued operations	—	7,267
Total liabilities	54,226	55,054
Commitments and Contingencies (see note 7)	—	—
Stockholders' equity
Preferred Stock, $0.001 par value; 5,000 shares authorized, no shares issued
Common stock, $0.001 par value; 300,000 shares authorized; 32,276 and 31,615 shares issued and outstanding, respectively	32	32
Additional paid-in capital	283,669	277,583
Accumulated deficit	(194,854)	(159,859)
Accumulated other comprehensive (loss) income	(595)	294
Total stockholders' equity	88,252	118,050
Total liabilities and stockholders' equity	$142,478	$173,104

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013

Revenue	$138,681	$110,712	$81,487
Cost of revenue	26,117	23,464	18,844
Operating expenses:
Selling and marketing	73,521	73,799	55,250
Research and development	19,801	16,216	11,816
General and administrative	30,158	27,325	18,841
Depreciation and amortization	4,503	4,363	4,387
Total operating expenses	127,983	121,703	90,294
Operating loss	(15,419)	(34,455)	(27,651)
Other expense, net	(1,239)	(3,856)	(291)
Loss from continuing operations before income taxes	(16,658)	(38,311)	(27,942)
Provision for (benefit from) income taxes	1,221	(752)	354
Loss from continuing operations	(17,879)	(37,559)	(28,296)
Loss from discontinued operations, net of tax (see note 4)	(17,116)	(42,733)	—
Net loss	(34,995)	(80,292)	(28,296)
Accretion of preferred stock	—	(4)	(57)
Net loss attributable to common stockholders	$(34,995)	$(80,296)	$(28,353)
Net loss per share attributable to common stockholders (Basic and Diluted):
Loss from continuing operations	$(0.56)	$(1.30)	$(9.45)
Loss from discontinued operations	(0.53)	(1.47)	—
Net loss per share	$(1.09)	$(2.77)	$(9.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	32,001	28,941	3,000

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013

Net loss	$(34,995)	$(80,292)	$(28,296)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(889)	(1,649)	806
Comprehensive loss	$(35,884)	$(81,941)	$(27,490)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except per share data)

	Redeemable Convertible Preferred Stock		Stockholders' (Deficit) Equity
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance at December 31, 2012	21,299	$152,194	2,882	$3	$6,628	$(51,210)	$1,137	$(43,442)
Exercises of stock options	—	—	315	—	821	—	—	821
Accretion of issuance costs	—	57	—	—	—	(57)	—	(57)
Stock-based compensation	—	—	—	—	1,862	—	—	1,862
Foreign currency translation adjustment	—	—	—	—	—	—	806	806
Net loss	—	—	—	—	—	(28,296)	—	(28,296)
Balance at December 28, 2013	21,299	152,251	3,197	3	9,311	(79,563)	1,943	(68,306)
Exercises of stock options	—	—	220	—	994	—	—	994
Exercises of warrants	—	—	76	—	968	—	—	968
Accretion of issuance costs	—	—	—	—	—	(4)	—	(4)
Contingent consideration payable in shares	—	—	—	—	4,878	—	—	4,878
Stock-based compensation	—	—	—	—	4,357	—	—	4,357
Foreign currency translation adjustment	—	—	—	—	—	—	(1,649)	(1,649)
Contingent consideration paid in preferred stock	192	2,626	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	(21,491)	(154,877)	21,491	22	154,855	—	—	154,877
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	6,153	6	94,804	—	—	94,810
Issuance of common stock in connection with acquisitions	—	—	478	1	5,968	—	—	5,969
Acceleration of Citrus Lane restricted stock awards(1)	—	—	—	—	1,448	—	—	1,448
Net loss	—	—	—	—	—	(80,292)	—	(80,292)
Balance at December 27, 2014	—	—	31,615	32	277,583	(159,859)	294	118,050
Exercises of stock options	—	—	256	—	575	—	—	575
Issuance of restricted stock units	—	—	214	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,511	—	—	5,511
Foreign currency translation adjustment	—	—	—	—	—	—	(889)	(889)
Issuance of common stock in connection with acquisitions	—	—	191	—	—	—	—	—
Net loss			—	—	—	(34,995)	—	(34,995)
Balance at December 26, 2015	—	$—	32,276	$32	$283,669	$(194,854)	$(595)	$88,252
(1) Related expense was recognized in discontinued operations

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Cash flows from operating activities
Net loss	$(34,995)	$(80,292)	$(28,296)
Loss from discontinued operations, net of tax	(17,116)	(42,733)	—
Loss from continuing operations	(17,879)	(37,559)	(28,296)
Adjustments to reconcile net loss to net provided by (cash used) in operating activities:
Stock-based compensation	4,926	3,879	1,862
Depreciation and amortization	5,218	5,128	6,702
Deferred taxes	1,094	(893)	284
Contingent consideration expense	—	302	1,342
Change in fair value of contingent consideration payable in preferred stock	—	2,258	—
Change in fair value of stock warrants	—	606	115
Foreign currency remeasurement loss	1,275	—	—
Other non-operating expenses	(98)	(89)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(604)	(946)	(46)
Unbilled accounts receivable	(291)	(1,066)	(458)
Prepaid expenses and other current assets	2,076	(116)	(439)
Other non-current assets	(22)	353	(109)
Accounts payable	(588)	1,757	706
Accrued expenses and other current liabilities	1,864	2,087	2,870
Deferred revenue	2,280	3,242	2,821
Other non-current liabilities	909	880	(15)
Net cash provided by (used in) operating activities by continuing operations	160	(20,177)	(12,661)
Net cash used in operating activities by discontinued operations	(5,124)	(4,107)	—
Net cash used in operating activities	(4,964)	(24,284)	(12,661)

Cash flows from investing activities
Purchases of property and equipment	(4,396)	(3,038)	(1,420)
Payments for acquisitions, net of cash acquired	—	(489)	(398)
Changes in restricted cash balance	73	(73)	—
Payments for security deposits	—	(2,825)	—
Net cash used in investing activities by continuing operations	(4,323)	(6,425)	(1,818)
Net cash used in investing activities by discontinued operations	(2)	(22,844)	—
Net cash used in investing activities	(4,325)	(29,269)	(1,818)

See accompanying notes to the consolidated financial statements

Cash flows from financing activities
Proceeds from initial public offering net of offering costs	—	96,007	—
Proceeds from exercise of common stock options	777	787	821
Payments for deferred offering costs	—	—	(1,074)
Payments of contingent consideration previously established in purchase accounting	(1,840)	(2,209)	—
Net cash (used in) provided by financing activities	(1,063)	94,585	(253)

Effect of exchange rate changes on cash and cash equivalents	(289)	890	(85)
Net (decrease) increase in cash and cash equivalents	(10,641)	41,922	(14,817)
Cash and cash equivalents, beginning of the period	71,881	29,959	44,776
Cash and cash equivalents, end of the period	$61,240	$71,881	$29,959

Supplemental disclosure of cash flow activities
Cash paid for taxes	$171	$94	$26

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property and equipment	$43	$2,575	$—
Issuance of preferred and common stock in connection with acquisitions	$—	$5,969	$—
Accretion of preferred stock to redemption value	$—	$4	$57
Conversion of preferred stock to common stock	$—	$154,855	$—
Reclassification of warrant liability to additional paid-in capital	$—	$968	$—
Reclassification of contingent consideration payable in common shares	$—	$4,878	$—
Unpaid deferred offering costs	$—	$—	$479

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

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
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, our business is affected by a variety of factors. For example, we believe that negative changes in any of the following areas could have a significant negative effect on our future financial position, results of operations or cash flows: rates of revenue growth; member engagement and usage of our existing and new products; protection of our brand; retention of qualified employees and key personnel; management of our growth; scaling and adaptation of existing technology and network infrastructure; competition in our market; performance of acquisitions and investments; protection of our intellectual property; protection of customers’ information and privacy concerns; security measures related to our website; and access to capital at acceptable terms, among other things.
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
Discontinued Operations
To be reported within discontinued operations, we must dispose of a component or a group of components that represents a strategic shift which will have a major effect on our operations and financial results. We aggregate the results of operations for discontinued operations within a single line item on the income statement. General corporate overhead is not allocated to discontinued operations. We disclose any gain or loss that is recognized upon the disposition of a discontinued operation.
During the fourth quarter of fiscal 2015, we made the decision to shut down the business and had substantially completed our plans for ceasing the operation of the business. The represented a strategic shift that will have a major effect on our operations and financial results. As such, financial results of Citrus Lane have been presented as net loss from discontinued operations on the consolidated statements of operations for the years ended December 26, 2015 and December 27, 2014. Assets and liabilities of Citrus Lane to be disposed of are presented as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheet as of December 26, 2015 and December 27, 2014 (see Note 4, “Discontinued Operations”).

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

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
Revenue Recognition
In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We derive our revenue primarily from on-going subscription fees. Revenue from subscription fees is recognized on a daily basis over the subscription term or on a pro-rata basis as the services are delivered. Revenue from background checks, lead generation and advertising is recognized in the period earned. Other service revenues are recognized as the services are performed. Taxes that are collected from customers and remitted to government authorities are presented on a net basis and are excluded from revenue. As it relates to our Citrus Lane business which is presented within discontinued operations, for product sales, these criteria are deemed to have been met when the items are delivered to the end customer. Shipping and handling charges are included in revenue on a gross basis.
Certain of our arrangements provide companies the opportunity to purchase Care.com services on behalf of their employees. These arrangements typically include a subscription to our consumer matching solutions for their employees. These arrangements are accounted for as multiple element arrangements. We have concluded that each element in the arrangement has stand-alone value as the individual services can be sold separately. In addition, there is no right of refund once a service has been delivered. Therefore, we have concluded each element of the arrangement is a separate unit of accounting. In accordance with the authoritative guidance on revenue recognition, we allocate consideration at the inception of an arrangement to each unit of accounting based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis, and requires the use of: (1) vendor-specific objective evidence (‘‘VSOE’’), if available; (2) third-party evidence (‘‘TPE’’), if VSOE is not available; and (3) best estimate of selling price (‘‘BESP’’), if neither VSOE nor TPE is available. Since VSOE or TPE are not typically available, BESP is generally used to allocate the selling price to each unit of accounting. We determine BESP for units of account by considering multiple factors including, but not limited to, prices we charge for similar offerings, sales volumes, geographies and other factors contemplated in negotiating multiple element transactions.
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
Cost of Revenue
Cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments and the cost of background checks run on both families and caregivers. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions and website intangible assets. As it relates to our Citrus Lane business, which is presented within discontinued

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

operations, we have product fulfillment costs, largely consisting of product, shipping and costs associated with our third-party fulfillment providers.
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with major financial institutions throughout the world that management assesses to be of high-credit quality in order to limit exposure of each investment. As of December 26, 2015 and December 27, 2014, substantially all of our cash had been invested in money market funds.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. During the year ended December 26, 2015, one customer accounted for more than 13% of total accounts receivable and no customer accounted for more than 10% of revenue. During the year ended December 27, 2014, one customer accounted for 15% of total accounts receivable and no customer accounted for more than 10% of total revenue. In addition, our credit risk is mitigated by a relatively short collection period. Collateral is not required for accounts receivable. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on management’s best estimates. Amounts determined to be uncollectible are written off against this reserve. Our allowance for doubtful accounts totaled $0.1 million and $0.0 million as of December 26, 2015 and December 27, 2014, respectively.
Foreign Currency Translation
We determine the functional currency for our foreign subsidiaries by reviewing the currencies in which their respective operating activities occur. Financial information is translated from the functional currency to the U.S. dollar, the reporting currency, for inclusion in our consolidated financial statements. Income, expenses, and cash flows are translated at average exchange rates prevailing during each month of the fiscal year, and assets and liabilities are translated at fiscal period end exchange rates. Foreign exchange transaction gains and losses are included in other expense, net in the accompanying consolidated statements of operations. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. For the years ended December 26, 2015, December 27, 2014 and December 28, 2013, we recorded foreign currency transaction losses of approximately $1.3 million, $1.0 million and $0.1 million, respectively, included in other expense, net in the accompanying consolidated statements of operations.
Cash Equivalents
We consider highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. As of December 26, 2015 and December 27, 2014, cash equivalents consisted of money market funds.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

Liabilities
Contingent Acquisition Consideration - Contingent acquisition consideration includes the fair value of contingent consideration paid by us in connection with corporate acquisitions based on the likelihood of issuing preferred and common stock and paying cash related to certain revenue and other milestones. We recorded our estimate of the fair value of this contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820.
For contingent consideration payable in preferred stock, we used a valuation of the company based on both an income and market approach to determine the fair value of the preferred stock as of the acquisition date and on an-ongoing basis. Upon the closing of our initial public offering (“IPO”) in January 2014, the contingent consideration payable in preferred stock was automatically converted to the right to receive common stock at the then-applicable conversion rate. Contingent consideration payable in preferred stock was written up to fair value as of the closing date of the IPO and was reclassified to permanent equity.
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
During the year ended December 28, 2013 we reassessed the probability of achievement on the Care Concierge, Inc. contingent acquisition cash payment based on the achievement of certain revenue milestones and the probability of reaching both the 2013 and 2014 milestones, which resulted in $0.6 million of incremental expense. During the year ended December 27, 2014, in connection with our acquisition of Citrus Lane, we recognized acquisition consideration payable in cash and shares totaling $17.5 million. The probability of achievement of this earn-out was assessed at 100%. Current contingent consideration liabilities from the acquisition of Citrus Lane of $16.0 million and $7.8 million were included in current liabilities from discontinued operations as of December 26, 2015 and December 27, 2014, respectively. Non-current contingent consideration liabilities from the acquisition of Citrus Lane of $7.3 were included in non-current liabilities from discontinued operations as of December 27, 2014.
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
Preferred Stock Warrants - Preferred stock warrants consist of warrants issued in connection with debt financings. The fair value of the warrants was determined using the Black-Scholes option-pricing model. In conjunction with the closing of the IPO, the warrant exercisable for shares of our Series A-1 Preferred Stock was automatically converted into a warrant exercisable for shares of our common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as the warrant met the criteria for equity classification upon its conversion to a warrant for the purchase of common stock. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of December 26, 2015, we had no outstanding warrant liability.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

The following table presents information about our assets and liabilities, including those from our discontinued operations, measured at fair value on a recurring basis as of December 26, 2015 and December 27, 2014 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	December 26, 2015				December 27, 2014
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$25,420	$—	$—	$25,420	$15,656	$—	$—	$15,656
Total assets	$25,420	$—	$—	$25,420	$15,656	$—	$—	$15,656

Liabilities:
Contingent acquisition consideration (included in current liabilities of discontinued operations)	$8,163	$—	$7,878	$16,041	$—	$—	$17,952	$17,952
Total liabilities	$8,163	$—	$7,878	$16,041	$—	$—	$17,952	$17,952
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration and preferred stock warrants which represent recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014
	Contingent Acquisition Consideration	Contingent Acquisition Consideration	Preferred Stock Warrants

Beginning balance	$17,952	$10,630	$362
Contingent consideration liability recorded in connection with Citrus Lane acquisition	—	14,510	—
Increase in fair value included in earnings	934	3,158	606
Reclassification to permanent equity	—	(4,878)	(968)
Contingent acquisition consideration payments	(2,845)	(5,468)	—
Transfers out of Level 3(1)	(8,163)	—	—
Ending balance	$7,878	$17,952	$—
(1) Transfers out of Level 3 represent contingent payments for which the measurement period had ended and the remaining liability is known as of December 26, 2015.
Non-Recurring Fair Value Measurements
We remeasure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. No remeasurement of long-lived assets occurred as of December 26, 2015 or December 27, 2014, aside from those detailed below pertaining to goodwill and intangible assets. Other financial instruments not measured or recorded at fair value in the accompanying consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
Business Combinations

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

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
Equity Method Investment
During fiscal 2012, we made a 50% investment in Care International Exchange, Inc. (the “Venture”), a venture formed with Magsaysay People Resources Corporation (‘‘Magsaysay’’). The purpose of the Venture is to conduct activities related to a live-in care program with the goal of generating revenue from the placement of foreign-born providers with families, institutions or individuals seeking live-in home care throughout Canada. Our initial investment in the Venture was $50,000. We account for our investment in the Venture using the equity method of accounting based on our voting interest as we have significant influence over the Venture. Accordingly, our share of the income or loss of the Venture is recorded in other income or expense in the accompanying consolidated statements of operations. To date, the operations of the Venture have not been significant.
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We evaluate goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if we believe indicators of impairment exist. In accordance with the guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed.
In performing the test, we utilize the two-step approach prescribed under Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other. The first step requires a comparison of the reporting unit against its aggregate carrying value, including goodwill. If the carrying amount exceeds the reporting unit’s carrying value to its fair value. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The second step requires us to perform a hypothetical purchase allocation as of the measurement date and estimate the fair value of net tangible and intangible assets. The fair value of intangible assets is determined as described below and is subject to significant judgment.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

We conducted our fiscal 2015 annual impairment test as of September 27, 2015 (the first day of our fourth fiscal quarter). We utilized DCF and market approaches to estimate the fair value of our reporting units as of September 27, 2015 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the reporting units had fair values exceeding their carrying values, and as such, Step 2 of impairment test was not required for those reporting units.
Additionally, during the third quarter of fiscal 2015, we determined that we should consider the advisability of a sale or wind down of the Citrus Lane business. As a result of this determination, we concluded that indicators of impairment existed in the Citrus Lane business and began an analysis of whether any material impairment charges would be required. We completed step one of our goodwill impairment testing with the assistance of an independent valuation firm and determined that the fair value of this business was lower than its carrying value. As a result of this analysis and our decision during the fourth quarter of 2015 to exit the business, we recorded a goodwill impairment loss of $8.0 million within loss from discontinued operations.
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
During the fourth quarter of fiscal 2014, primarily as a result of unexpected changes, both internal and external, we determined that indicators of impairment existed at our Citrus Lane Reporting Unit. The fair value of reporting unit was deemed to be below its carrying value and Step 2 of the goodwill impairment test was performed. Step 2 of the goodwill impairment test requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill. Upon completion of the Step 2 analysis, we determined that the Citrus Lane goodwill was impaired and recorded a goodwill impairment loss of $33.8 million within loss from discontinued operations.
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
During the third quarter of fiscal 2015, we determined that we should consider the advisability of a sale or wind down of the Citrus Lane business. As a result of this determination, we concluded that indicators of impairment existed in the Citrus Lane business and began an analysis of whether any material impairment charges would be required. We completed step one of our goodwill impairment testing with the assistance of an independent valuation firm and determined that the fair value of this business was lower than its carrying value. As a result of this analysis and our decision during the fourth quarter of 2015 to exit the business, we recorded an intangible asset impairment of $1.7 million within loss from discontinued operations.
During the fourth quarter of fiscal 2014, in connection with our goodwill impairment analysis, we performed a Step 2 test of recoverability of finite lived intangibles in accordance with ASC 360, indicating that our undiscounted future cash flows would not recover the carrying value of the Citrus Lane proprietary software and trade name intangible assets. We then performed a Step 3 impairment analysis of finite lived intangible assets under ASC 360 and determined that the carrying value of the Citrus Lane proprietary software and trade name exceeded the fair value of those assets as of the end of the fourth quarter and recognized an intangible asset impairment of $2.4 million within loss from discontinued operations.
Software Development Costs

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

Internal and external software development costs associated with the development of software for internal use are expensed to research and development during the preliminary project stage and capitalized during the application development stage. Costs incurred during application development stage and capitalized totaled $0.4 million and $0.9 million for the fiscal years ended December 26, 2015, and December 27, 2014, respectively. During fiscal year ended December 28, 2013, we believe the substantial majority of our development efforts were either in the preliminary stage of development or were for maintenance of, and minor upgrades and enhancements to internal-use software and, accordingly, application development costs were insignificant.
Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful life of the assets or, where applicable and if shorter, over the lease term. The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 26, 2015	December 27, 2014

Computer equipment	$2,236	$2,438
Furniture and fixtures	1,611	1,707
Software	1,374	1,066
Leasehold improvements	3,847	3,133
Total	9,068	8,344
Less accumulated depreciation	(2,697)	(2,054)
Property and equipment, net	$6,371	$6,290
Property and equipment are depreciated over the following estimated useful lives:

Estimated Useful Life
Computer equipment	3 - 5 years
Leasehold improvements	Lesser of asset life or lease term
Furniture and fixtures	3 - 5 years
Software	3 - 6 years
Depreciation expense for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 was $1.6 million, $0.9 million and $0.7 million, respectively.
Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.
In accordance with ASC 360-10-35-15, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, we review the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are not depreciated. Assets and liabilities that are part of a disposal group and classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the year ended December 26, 2015, we recorded an impairment charge associated with certain capitalized software development costs of $0.1 million. We have not recognized any impairment losses during the years ended December 27, 2014 and December 28, 2013 with respect to property, plant and equipment.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 is an asset and liability approach that requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis, and for

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

operating loss and tax credit carryforwards. ASC 740 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 26, 2015 and December 27, 2014, we did not have any uncertain tax positions.
Presentation of Taxes in the Consolidated Statements of Operations
We present taxes that are collected from customers and remitted to government authorities on a net basis in the consolidated statements of operations.
Stock-Based Compensation
We account for all stock-based awards to employees and members of our board of directors, to the extent such awards were issued in connection with their services as directors, in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as an operating expense based on their fair value. For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. In accordance with ASC 718, we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.
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
Advertising Costs
We expense advertising costs as incurred when the advertisement is run. We incurred advertising expenses from continuing operations of $54.5 million, $57.8 million, and $42.1 million for the years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively.
Accumulated Other Comprehensive Income
As of December 26, 2015 and December 27, 2014, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

Recently Issued and Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred income tax liabilities and assets into current and non-current amounts in the balance sheet. Rather, it requires that deferred tax assets and liabilities are classified as non-current in the balance sheet. We adopted this standard prospectively for the year-ended December 26, 2015.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license, and based on that determination, how to account for such arrangements. ASU 2015-05 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is not permitted. We are currently evaluating the impact the adoption of ASU 2015-05 will have on our financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)-Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are currently evaluating the impact the adoption of Topic 810 will have on our financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted but not before the original effective date of December 15, 2016. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
3. Business Acquisitions
Citrus Lane
On July 17, 2014, we acquired Citrus Lane, a social commerce service selling curated products designed for families for a total consideration of $22.9 million in cash and 0.4 million shares of common stock (valued at $3.8 million). In addition, up to $16.4 million in cash (valued at $14.5 million) and up to an additional 0.1 million shares of common stock (valued at $1.1 million) were payable in the event Citrus Lane achieves certain milestones in 2015 and 2016.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

We recorded our estimate of the fair value of this contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Citrus Lane during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the merger agreement. There were no changes in the probability of the earn-out payment through December 26, 2015. The cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone dates approach, the fair value of this liability will increase. This increase in fair value was recorded in net loss from discontinued operations in the accompanying consolidated statements of operations. The results of operations for Citrus Lane have been included discontinued operations in our consolidated financial statements since the date of acquisition.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

Allocation of Purchase Price
The acquisition was accounted for as a business combination under FASB ASC Topic 805, Business Combinations (“ASC 805”). The purchase price was assigned to the assets acquired and liabilities assumed based on their estimated fair values. A summary of the purchase price allocation for the acquisition of Citrus Lane is as follows (in thousands):

Total purchase consideration
Cash	$22,881
Fair value of common stock	3,844
Fair value of contingent acquisition consideration	15,600
Fair value of stock options exchanged	1,026
Total purchase price	$43,351

Allocation of purchase consideration
Tangible assets	$2,843
Liabilities assumed	(4,098)
Identifiable intangible assets	4,600
Deferred tax liabilities	(1,855)
Goodwill	41,861
Total purchase price	$43,351
The fair value of the stock options exchanged and recorded as purchase price represents the fair value of the Citrus Lane options converted into options to purchase our common stock attributable to pre-combination services pursuant to ASC 805, Business Combinations. The remainder of the fair value of these options of $1.4 million is being recognized as stock-based compensation expense in net loss from discontinued operations over the remaining vesting period, which is approximately 2.6 years. We estimated fair value of the stock options using a binomial valuation model with the following weighted-average assumptions: risk free rate of 1.8%, expected volatility of 49.4%, expected life of 5.4 years and dividend of 0.0%. The weighted-average fair value of stock options granted was $9.34 per share. We also recorded stock-based compensation expense of approximately $1.4 million related to the acceleration of vesting of certain equity awards assumed as part of the Citrus Lane acquisition within net loss from discontinued operations.
The estimated fair values for specifically identifiable intangible assets acquired were as follows (in thousands):

		Weighted-average amortization period (in years)
Proprietary software	$3,000	7
Trade-names	1,600	10
Total purchase price	$4,600

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

The sellers are also entitled to additional contingent consideration (“Earn-Out”) based upon the performance of the business acquired during a two year period spanning from July 17, 2014 through July 17, 2016. This consideration is based on the ability to introduce new product offerings or product options to Citrus Lane customers. In the event the Earn-Out targets are achieved, we are required to make payments of $8.2 million in each of the periods ended September 26, 2015 and September 24, 2016, respectively. The estimated fair value of the contingent consideration was determined to be $15.2 million at the acquisition date and was initially recorded in current and non-current contingent acquisition consideration on our consolidated balance sheet. There is also a component of the contingent consideration payable in common stock, which is based on a fixed number of shares on each of the periods ended September 26, 2015 and September 24, 2016, and has been recorded as permanent equity in purchase accounting using the acquisition date stock price part of our purchase accounting. We determined the future estimated fair value for the contingent consideration by applying a present value calculation of probable earn-out payments using an appropriate discount rate for us. We recorded charges of $0.6 million due to the accretion of changes in the valuation of contingent consideration, reported loss from discontinued operations. In addition, certain former employees of Citrus Lane may receive two annual contingent payments (subject to adjustment) not to exceed $1.4 million (the “Employee Bonus Pool”). A portion of the Employee Bonus Pool, $0.3 million, is based on the achievement of the Earn-Out targets noted earlier as well as the individual remaining employed by Care.com. The remaining $1.1 million is based solely on the individuals remaining employed by Care.com. Each annual payment is payable after the first and second anniversaries, from the date of acquisition, provided the individuals remain employed by Care.com on such dates. In case of separation, the Employee Bonus Pool attributable to the terminated employee is reallocated to the remaining employees. As a result of our decision to discontinue the Citrus Lane business, these benefits were no longer payable, and as such we reversed any unpaid bonuses previously accrued in the fourth quarter of fiscal 2015, which result in a gain of $0.7 million.
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

	Pro Forma
	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Revenue	$138.7	$110.7	$87.2
Net loss	$(26.3)	$(45.8)	$(35)
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

4. Discontinued Operations
During the third quarter of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down as it was no longer a strategic priority. In the fourth quarter of fiscal 2015, we made the decision to shut down the business and had substantially completed our plans for exiting the business. As such, financial results of Citrus Lane have been presented as loss from discontinued operations, net of tax on the consolidated statements of operations for the fiscal years ended December 26, 2015 and December 27, 2014. Assets and liabilities of Citrus Lane to be disposed of are presented as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheet as of December 26, 2015 and December 27, 2014.
The following table presents financial results of the Citrus Lane business included in loss from discontinued operations, net of tax for the fiscal years ended December 26, 2015 and December 27, 2014 (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014

Revenue	$11,530	$6,001
Cost of revenue	11,849	6,882
Operating expenses:
Selling and marketing	2,229	2,017
Research and development	904	768
General and administrative	2,698	2,764
Impairment of goodwill and intangible assets	8,766	36,227
Depreciation and amortization	99	76
Operating loss	(15,015)	(42,733)
Other expense, net	(30)	—
Loss from discontinued operations before income taxes	(15,045)	(42,733)
Loss on disposal of assets before income taxes	(2,071)	—
Provision for income tax	—	—
Loss from discontinued operations	$(17,116)	$(42,733)
For further details on the impairment of goodwill and intangible assets please refer to Note 2 of these Notes to Consolidated Financial Statements.
The major components of current assets and current liabilities of the Citrus Lane business were as follows (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

	December 26, 2015	December 27, 2014
Assets
Accounts receivable	$92	$62
Prepaid expenses and other current assets	28	484
Inventory	319	2,626
Total current assets	439	3,172
Property and equipment, net	9	32
Intangible assets, net	—	1,900
Goodwill	—	8,050
Total assets	$448	$13,154

Liabilities
Accounts payable	$435	$1,139
Accrued expenses and other liabilities	1,325	1,066
Deferred revenue	82	1,874
Current contingent acquisition consideration	16,041	7,840
Total current liabilities	17,883	11,919
Total non-current liabilities of discontinued operations	—	7,267
Total liabilities	$17,883	$19,186
5. Goodwill and Intangible Assets
The following table presents the change in goodwill for our single reporting unit during the periods presented (in thousands):

Balance as of December 27, 2014	$60,635
Effect of currency translation	(2,004)
Balance as of December 26, 2015	$58,631

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)
December 26, 2015
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,417	(4,133)	284	3.5
Proprietary software	4,751	(3,802)	949	1.6
Website	50	(44)	6	0.6
Training materials	30	(30)	—	0.0
Non-compete agreements	130	(111)	19	1.6
Leasehold interests	170	(86)	84	3.4
Caregiver relationships	285	(285)	—	0.0
Customer relationships	8,782	(6,977)	1,805	3.1
Total	$18,857	$(15,468)	$3,389

December 27, 2014
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,481	(3,377)	1,104	2.0
Proprietary software	4,942	(3,351)	1,591	2.5
Website	50	(34)	16	1.6
Training materials	30	(20)	10	1.0
Non-compete agreements	137	(94)	43	2.0
Leasehold interests	170	(61)	109	4.4
Caregiver relationships	312	(252)	60	0.7
Customer relationships	8,857	(4,967)	3,890	2.9
Total	$19,221	$(12,156)	$7,065
Amortization expense was $3.6 million and $4.2 million for the fiscal years ended December 26, 2015 and December 27, 2014, respectively. Of these amounts $2.9 million and $3.4 million was classified as a component of depreciation and amortization, and $0.7 million and $0.8 million was classified as a component of cost of revenue in the consolidated statements of operations for the fiscal years ended December 26, 2015 and December 27, 2014, respectively.
As of December 26, 2015, the estimated future amortization expense related to current intangible assets for future fiscal years was as follows (in thousands):

2016	$1,951
2017	547
2018	202
2019	145
2020	96
Thereafter	206
Total	$3,147
6. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

	December 26, 2015	December 27, 2014

Payroll and compensation	$5,167	$1,830
Tax-related expense	801	804
Marketing expenses	3,451	3,385
Other accrued expenses	2,994	5,648
Total accrued expenses and other current liabilities	$12,413	$11,667
7. Commitments and Contingencies
Leases
We have entered into various operating lease agreements, primarily covering certain of our offices throughout the world, with original lease periods expiring between 2015 and 2025. Facilities rent expense under these operating leases was $5.2 million and $3.7 million for the years ended December 26, 2015 and December 27, 2014, respectively. We are responsible for paying our share of the actual operating expenses and real estate taxes under certain of these lease agreements.
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
At December 26, 2015, minimum future lease commitments under all non-cancelable operating leases (including rent escalation clauses) were as follows (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter
Operating lease obligations	$43.1	$4.3	$9.0	$9.8	$20.0
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
In connection with the Prime Leases, we paid $2.8 million in security deposits recorded within other non-current assets on our consolidated balance sheet as of December 26, 2015.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

In connection with the execution of the Prime Lease, we entered into an amendment to our lease agreement for our current headquarters pursuant to which that agreement will terminate without penalty on the earlier of (i) ten days after the date we commenced operations under the Prime Lease and (ii) December 31, 2014.
We recognized total rent expense related to the current and new headquarters of approximately $4.2 million, $2.7 million and $1.6 million for the years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively.
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
8. Stockholders’ Equity (Deficit)
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
Stock-Based Compensation
Stock Option Plans
On November 15, 2006, we adopted our 2006 Stock Incentive Plan (‘‘the 2006 Plan’’), which provides for the issuance of incentive and non-qualified stock options, restricted stock and other stock-based awards to employees and non-employees of the Company. We reserved 4,567,500 shares of common stock for issuance under the 2006 Plan. Options generally vest over four years, with 25% vesting upon the one year anniversary of the date of hire, and the remaining 75% vesting quarterly over the next 3 years. Options granted to consultants or other non-employees generally vest over the expected service period to the Company. The options expire ten years from the date of grant. We issue new shares to satisfy stock option exercises. Only stock options have been issued under the 2006 Plan. No grants have been made under the 2006 Plan since our IPO, and no further awards will be granted under the 2006 Plan. However, the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan.
During 2010, we granted our Chief Executive Officer (“CEO”) a performance-based option to purchase 150,000 shares, which vests in tranches if defined corporate goals are achieved during fiscal years 2011 through 2014. We recorded a share-based compensation expense related to this award of $0.2 million during the year ended December 28, 2013. No stock-based compensation expense related to this award was recorded in the year ended December 27, 2014, as the performance metrics were not achieved.
On January 23, 2014, we adopted our 2014 Incentive Award Plan (‘‘the 2014 Plan’’), which provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units (“RSUs”) and other stock-based awards to employees, directors and non-employees of the Company and our subsidiaries. We initially reserved 4,112,048 shares of common stock for issuance under the 2014 Plan. The number of shares initially available for issuance will be increased by (i) the number of shares represented by awards outstanding under the 2006 Plan that are forfeited, lapse unexercised or are settled in cash and which following the effective date of the 2014 Plan are not issued under the 2006 Plan and (ii) an annual increase on January 1 of each calendar year beginning in 2015 and ending in 2019, equal to the lesser of (A) 4% of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) an

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

amount as determined by our board of directors. No more than 5,002,935 shares of common stock may be issued upon the exercise of incentive stock options. Options generally vest over four years, with 25% vesting upon the one-year anniversary of the date of hire, and the remaining 75% vesting quarterly over the next 3 years. Options granted to consultants or other non-employees generally vest over the expected service period to the Company. The options expire ten years from the date of grant. To date stock options and RSUs have been issued under the 2014 Plan.
We assumed certain other plans in connection with the Citrus Lane acquisition and no shares are available for future grant under these plans.
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013

Cost of revenue	$236	$156	$161
Selling and marketing	813	582	348
Research and development	760	437	356
General and administrative	3,116	2,704	997
Loss from discontinued operations	589	1,926	—
Total stock-based compensation	$5,514	$5,805	$1,862
Included in loss from discontinued operations for the fiscal year ended December 27, 2014 is approximately $1.4 million related to the acceleration of vesting of certain equity awards assumed as part of the Citrus Lane acquisition.
Pursuant to the 2014 Plan, during fiscal 2015 we granted 1.7 million time-based RSUs to certain employees and directors and 0.3 million performance based RSUs to certain members of senior management. Each recipient of performance based RSUs is eligible to receive up to 100% of the shares granted on the achievement of certain financial targets for fiscal 2015 and which will vest over a four-year period retroactive to either March or April 2015. As we did not meet the performance targets, no expense has been recognized on these awards and they were canceled as of December 26, 2015.
RSUs are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the RSUs is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share. The weighted average grant-date fair value per share and the total fair value of vested shares from the RSU grants was $7.78 and $1.7 million, respectively, for the year ended December 26, 2015.  No RSUs were granted during the years ended December 27, 2014 and December 28, 2013.
During the year ended December 26, 2015, no stock options were granted. During the years ended December 27, 2014 and December 28, 2013, we granted 1.6 million and 1.3 million stock options, respectively with weighted-average exercise price per share of $11.15 and $6.05, respectively.
The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Risk-free interest rate	N/A	1.81 - 1.95%	1.23 - 2.00%
Expected term (years)	N/A	6.25	6.25
Volatility	N/A	47.1 - 56.3%	44.6%
Expected dividend yield	N/A	—	—

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

A summary of stock option activity for the year ended December 26, 2015 was as follows (in thousands for shares and intrinsic value):

	Stock Options				Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 27, 2014	4,270	7.17	$6.47	$14,373	—	$—
Granted (1)	—		—		1,947	7.49
Settled (RSUs)	—		—		(214)	7.78
Exercised	(257)		2.22		—	—
Canceled and forfeited	(531)		8.2		(427)	7.6
Outstanding as of December 26, 2015	3,482	5.93	$6.52	$8,891	1,306	$7.42
Vested and exercisable as of December 26, 2015	2,769	5.49	5.29	8,421	—	—
Vested and expected to vest as of December 26, 2015	3,404	5.88	$6.37	$8,860	1,056	7.42
____________________________
(1) For RSUs, includes both time-based and performance-based restricted stock units
(2) Options and RSUs expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of December 26, 2015 was $7.27. The total intrinsic value of options exercised and RSUs vested was approximately $2.9 million, for the year ended December 26, 2015. The aggregate fair value of the options that vested during the year ended December 26, 2015 was $3.7 million.
As of December 26, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and RSUs was approximately $3.3 million and $7.3 million, respectively, which is expected to be recognized over a weighted-average period of 1.6 years and 3.3 years, respectively, to the extent they are probable of vesting. As of December 26, 2015, we had 3,337,574 shares available for grant under the 2014 Plan.
Common Stock
As of December 26, 2015, we had reserved the following shares of common stock for future issuance in connection with the following:

December 26, 2015

Contingent consideration payable in common stock	106,000
Options issued and outstanding	3,481,750
Restricted stock units issued and outstanding	1,305,628
Common stock available for stock-based award grants under incentive award plans	3,337,574
Total	8,230,952

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

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
9. Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. The holders of our Series A, A-1, B, C, D, D-1 and E redeemable convertible preferred stock did not have contractual obligations to share in or fund our losses. Diluted net loss per share attributable to common shareholders is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and in 2013 also included common stock issuable upon conversion of our redeemable convertible preferred stock and warrants to purchase our redeemable convertible preferred stock.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013

Loss from continuing operations	$(17,879)	$(37,559)	$(28,296)
Loss from discontinued operations, net of tax (see note 4)	(17,116)	(42,733)	—
Net loss	(34,995)	(80,292)	(28,296)
Accretion of preferred stock	—	(4)	(57)
Net loss attributable to common stockholders	$(34,995)	$(80,296)	$(28,353)
Net loss per share attributable to common stockholders (Basic and Diluted):
Loss from continuing operations	$(0.56)	$(1.30)	$(9.45)
Loss from discontinued operations	(0.53)	(1.47)	—
Net loss per share	$(1.09)	$(2.77)	$(9.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	32,001	28,941	3,000
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Redeemable convertible preferred stock	—	—	21,299
Stock options	3,482	4,270	3,439
Restricted stock units	1,306	—	—
Preferred stock warrants	—	—	41
Common stock warrants	—	—	40
10. Income Taxes
The following table presents domestic and foreign components of loss from continuing operations before income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
United States	$(13,318)	$(32,730)	$(22,182)
Foreign	(3,340)	(5,581)	(5,760)
Loss from continuing operations before income taxes	$(16,658)	$(38,311)	$(27,942)
The following table presents the components of the provision for (benefit from) income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013

Current:
Federal	$—	$—	$—
State	94	108	70
Foreign	33	33	—
Total current provision for income taxes	127	141	70
Deferred:
Federal	883	(757)	626
State	211	(136)	49
Foreign	—	—	(391)
Total deferred tax provision (benefit)	1,094	(893)	284
Total provision for (benefit from) income taxes	$1,221	$(752)	$354
See Note 4 - Discontinued Operations for the losses from discontinued operations before income taxes and related income taxes reported for the year ended December 26, 2015 and December 27, 2014, respectively. All pre-tax loss presented in discontinued operations were related to U.S. operations.

The following table presents a reconciliation of the statutory federal rate, and our effective tax rate on losses from continuing operations, for the periods presented:

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013

U.S. federal taxes at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	(1)	—	2
Permanent differences	(3)	(3)	(3)
Foreign rate differential	(1)	(1)	(1)
Change in valuation allowance - U.S.	(31)	(24)	(28)
Change in valuation allowance - foreign	(5)	(4)	(5)
Total	(7)%	2%	(1)%
During fiscal 2015 we recorded an income tax expense of $1.2 million, primarily related to amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
During fiscal 2014 we recorded an income tax benefit of $(0.8) million, primarily related to the reversal of our valuation allowance against the deferred tax liabilities recorded in purchase accounting, partially offset by the income tax expense related to the amortization of goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
During fiscal 2013 we recorded income tax expense of $0.4 million, primarily related to the amortization of goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carryforwards, partially offset by foreign deferred tax benefits, related to the expected future realization of German deferred tax assets expected to offset future reversal of deferred tax liabilities of definite lived intangibles established in purchase accounting.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred income tax liabilities and assets into current and non-current amounts in the balance sheet. Rather, it requires that deferred tax assets and liabilities are classified as non-current in the balance sheet. The Company adopted this standard prospectively for the year-ended December 26, 2015 and prior periods were not retrospectively adjusted. The following table presents the significant components of our deferred tax assets and liabilities, including those related to discontinued operations for the periods presented (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014
Deferred tax assets
Net operating loss carryforwards	$45,881	$40,790
Accrued expenses	3,045	1,696
Stock-based compensation	1,922	1,618
U.S. definite lived intangibles	5,058	3,538
Other temporary differences	1,217	33
Total deferred tax assets	57,123	47,675
Valuation allowance	(56,304)	(46,619)
Net deferred tax assets	819	1,056
Deferred tax liabilities
Foreign intangibles	(111)	(224)
U.S. goodwill	(3,166)	(2,072)
Fixed assets	(708)	(832)
Total deferred tax liabilities	(3,985)	(3,128)
Net deferred tax liabilities	$(3,166)	$(2,072)
As of December 26, 2015, we had federal net operating loss carryforwards of $111.3 million and state net operating loss carryforwards of $91.9 million, which may be available to reduce future taxable income. The net operating loss (‘‘NOL’’) will expire at various dates through 2035. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercises of stock compensation of $0.8 million and $0.7 million, respectively. The tax benefits attributable to these deductions are credited directly to additional paid-in capital upon utilization of these deferred tax assets to reduce taxes payable. As of December 26, 2015, we had foreign net operating losses primarily related to our German operations of $8.1 million, our U.K. operations of $3.7 million, and our Australia operations of $0.3 million that have an unlimited carryforward period under German, U.K. and Australia tax law. We also had foreign net operating losses in our Canadian operation of $0.9 million that have a twenty year carryforward.
The NOLs are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have not, as yet, conducted a study to determine if any such changes have occurred that could limit our ability to use the net operating losses and tax credit carryforwards. We will complete a full analysis of the tax attribute carryforwards prior to any utilization.
ASC 740 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we have recorded a valuation allowance of $56.3 million and $46.6 million at December 26, 2015 and December 27, 2014, respectively, because our management has determined that is it more likely than not that these assets will not be fully realized. The increase of $9.7 million in the overall valuation allowance relates primarily to U.S. and certain foreign operating losses for which we currently provide no tax benefit.
As of December 26, 2015 and December 27, 2014, the Company had no recorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of December 26, 2015, December 27, 2014 and December 28, 2013 we had no accrued interest or penalties related to uncertain tax positions.
We file U.S. federal income tax returns and returns in various state, local, and foreign jurisdictions. Since we are in a loss carryforward position, the statute of limitations generally remains open for all tax years. Currently, we are not under examination relating to tax returns that have been previously filed.

Our current intentions are to indefinitely reinvest the earnings of our foreign subsidiaries, if any, or to repatriate only when tax-effective. Accordingly, we have not provided for U.S. taxes on the unremitted earnings of our international subsidiaries, which are not significant as of December 26, 2015. In addition, we not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

11. Segment and Geographical Information
We consider operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Prior to our decision to exit the Citrus Lane business in fiscal 2015, we had determined that we had two operating and reporting segments, CRCM Businesses, Excluding Citrus Lane and Citrus Lane. Subsequent to our decision to exit the Citrus Lane business, we have concluded that we have a single operating and reportable segment comprised of the following product lines (dollars in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
U.S. Consumer Business	$115,020	$96,524	$72,415
Other	23,661	14,188	9,072
Total revenue	$138,681	$110,712	$81,487
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
United States	$129,085	$102,047	$74,800
International	9,596	8,665	6,687
Total revenue	$138,681	$110,712	$81,487

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
United States	93%	92%	92%
International	7%	8%	8%
Total revenue	100%	100%	100%
Our long-lived assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
12. Related Party Transactions
We entered into a master services agreement in February 2011 with the United Services Automobile Association, who later in 2011 participated as the lead investor in the Series D redeemable convertible preferred stock financing. We did not recognize any significant revenue under the master service agreement in the year ended December 28, 2013. The terms of this agreement were superseded in their entirety by the terms of the alliance agreement referenced in the next paragraph. Therefore, we did not recognize any revenue under this agreement in the years ended December 26, 2015 or December 27, 2014.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

In December 2013, we entered into an alliance agreement with USAA Alliance Services, LLC, or USAA Alliance, an affiliate of USAA, pursuant to which USAA Alliance agreed to promote our services to USAA members and we agreed to offer our services to their members at specified discounts, which vary based on the nature of the services purchased. Under the terms of the alliance agreement, we agreed to pay USAA Alliance specified commissions in connection with the services that are purchased by USAA members under the alliance agreement. Commissions vary based on the nature of the services purchased. Under the alliance agreement, we made payments totaling less than $100,000 in both fiscal 2015 and fiscal 2014. The alliance agreement was terminated during the fourth quarter of fiscal 2015.
13. Employee Benefit Plans
We have established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. We may, at our discretion, make contributions in the form of matching contributions or profit sharing contributions. During the year ended December 26, 2015, we contributed a 401(k) match of $0.2 million.
14. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Fiscal Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Interest income	72	86	47
Interest expense	(3)	(43)	(17)
Other expense, net	(1,308)	(3,899)	(321)
Total other expense, net	$(1,239)	$(3,856)	$(291)
15. Subsequent Events
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. In February 2016, we entered into a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement relates to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we have agreed to pay the previous shareholders of Citrus Lane $15.6 million of the $16.4 million of contingent consideration that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In exchange, the former shareholders have agreed to forfeit the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.5 million shares of common stock (valued at $5.5 million as of the original closing date) offered as part of the deal consideration.
16. Quarterly Financial Information (Unaudited)

The table below sets forth unaudited selected quarterly financial data for each of the last two fiscal years (dollars in thousands, except per share data).

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 26, 2015, DECEMBER 27, 2014 AND DECEMBER 28, 2013

	For the Quarter Ended
	December 26, 2015	September 26, 2015	June 27, 2015	March 28, 2015
Total revenue	$37,550	$36,179	$32,903	$32,049
Cost of revenue	6,321	6,894	6,630	6,272
Income (Loss) from continuing operations	3,683	(6,364)	(5,404)	(9,794)
Loss from discontinued operations, net of tax	(2,084)	(10,985)	(1,831)	(2,216)
Net income (loss)	1,599	(17,349)	(7,235)	(12,010)

Net loss per share (Basic):
Income (Loss) from continuing operations	$0.11	$(0.20)	$(0.17)	$(0.31)
Loss from discontinued operations	(0.06)	(0.34)	(0.06)	(0.07)
Net income (loss) per share	$0.05	$(0.54)	$(0.23)	$(0.38)

Net loss per share (Diluted):
Income (Loss) from continuing operations	$0.11	$(0.20)	$(0.17)	$(0.31)
Loss from discontinued operations	(0.06)	(0.34)	(0.06)	(0.07)
Net income (loss) per share*	$0.05	$(0.54)	$(0.23)	$(0.38)

* Note the diluted share total used in the calculation of net income (loss) per share in Q4 FY’15 was 33,094

	For the Quarter Ended
	December 27, 2014	September 27, 2014	June 28, 2014	March 29, 2014
Total revenue	$30,001	$29,604	$25,836	$25,271
Cost of revenue	5,869	6,111	5,713	5,771
Loss from continuing operations	(1,530)	(10,610)	(9,875)	(15,544)
Loss from discontinued operations, net of tax	(38,890)	(3,843)	—	—
Net loss	(40,420)	(14,453)	(9,875)	(15,544)
Net loss attributable to common stockholders	(40,420)	(14,453)	(9,875)	(15,548)

Net loss per share attributable to common stockholders (Basic and Diluted):
Loss from continuing operations	$(0.05)	$(0.34)	$(0.32)	$(0.71)
Loss from discontinued operations	(1.23)	(0.12)	—	—
Net loss per share	$(1.28)	$(0.46)	$(0.32)	$(0.71)
Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on our business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 26, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 26, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 26, 2015, and is incorporated in this report by reference.
ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION
The information required under this Item 11 will be contained in our definitive proxy statement for our 2016 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item 12 will be contained in our definitive proxy statement for our 2016 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
The information required under this Item 13 will be contained in our definitive proxy statement for our 2016 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item 14 will be contained in our definitive proxy statement for our 2016 annual meeting of stockholders, and is incorporated herein by reference.
PART IV.
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2. Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARE.COM, INC.
Dated: March 1, 2016	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated.

Dated: March 1, 2016	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 1, 2016	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 1, 2016	By: /s/ TONY FLORENCE
Tony Florence
Director

Dated: March 1, 2016	By: /s/ LAURA LANG
Laura Lang
Director

Dated: March 1, 2016	By: /s/ J. SANFORD MILLER
J. Sanford Miller
Director

Dated: March 1, 2016	By: /s/ I. DUNCAN ROBERTSON
I. Duncan Robertson
Director

Dated: March 1, 2016	By: /s/ BRIAN SWETTE
Brian Swette
Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
2.2 (1)	Agreement and Plan of Merger by and among Care.com, Inc., Citrus Lane, Inc., Mango Merger Sub, Inc. and Fortis Advisors LLC, dated as of July 14, 2014		8-K	7/17/2014	2.1
3.1	Restated Certificate of Incorporation of Care.com, Inc.		8-K	1/29/2014	3.2
3.2	Amended and Restated Bylaws of Care.com, Inc.		8-K	1/29/2014	3.4
4.1	Specimen stock certificate evidencing the shares of common stock of the Registrant		S-1/A	1/10/2014	4.2
10.1 #	The Registrant's 2006 Stock Incentive Plan		S-1	12/12/2013	10.1
10.2 #	Form of Incentive Stock Option Agreement for grants to executive officers under the Registrant's 2006 Stock Incentive Plan		S-1	12/12/2013	10.2
10.3 #	Form of Nonstatutory Stock Option Agreement for grants to directors under the Registrant's 2006 Stock Incentive Plan		S-1	12/12/2013	10.3
10.4 #	The Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.4
10.5 #	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.5
10.6 #	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.6
10.7 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.7
10.8 #	Letter agreement dated November 15, 2006 between the Registrant and Sheila Lirio Marcelo		S-1	12/12/2013	10.8
10.9 #	Letter agreement dated December 9, 2010 between the Registrant and Sheila Lirio Marcelo		S-1	12/12/2013	10.9
10.10 #	Form of Indemnification Agreement for Directors and Officers		S-1	12/12/2013	10.10
10.11	Lease Agreement dated July 28, 2014 by and between BP Fourth Avenue, LLC and Care.com, Inc.		8-K	8/4/2014	10.11
10.12	Sublease Agreement dated as of July 28, 2014 by and between Oracle America, Inc. and Care.com, Inc.		8-K	8/4/2014	10.12
10.13	Agreement of Sublease dated as of July 28, 2014 between PriceWaterhouseCoopers PRTM Management Consultants, LLC and Care.com, Inc.		8-K	8/4/2014	10.13
10.14	Third Amendment to Lease Agreement dated as of July 28, 2014 by and between Stony Brook Associates LLC and Care.com, Inc.		8-K	8/4/2014	10.14
10.15	Offer letter between the Company and Michael Echenberg, dated March 4, 2015		8-K	3/19/2015	99.2
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

(1)
The registrant hereby agrees to furnish supplementary a copy of any schedules and/or exhibits to this agreement, omitted from this report pursuant to Item 601(b)(2) of Regulation S-K, to the Securities and Exchange Commission upon its request.

#	Indicates management contract or compensatory plan.