Form 10-Q
period 2016-03-26
Care.com Inc
filed 2016-04-28
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of April 22, 2016, there were 32,573,006 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 26, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$52,292	$61,240
Accounts receivable (net of allowance of $161 and $125, respectively)	3,101	3,107
Unbilled accounts receivable	3,826	3,595
Prepaid expenses and other current assets	3,072	2,599
Current assets of discontinued operations	315	439
Total current assets	62,606	70,980
Property and equipment, net	5,982	6,371
Intangible assets, net	3,075	3,389
Goodwill	58,961	58,631
Other non-current assets	3,102	3,098
Non-current assets of discontinued operations	—	9
Total assets	$133,726	$142,478

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,209	$3,189
Accrued expenses and other current liabilities	13,158	12,413
Deferred revenue	14,884	13,435
Current liabilities of discontinued operations	386	17,883
Total current liabilities	31,637	46,920
Deferred tax liability	3,166	3,166
Other non-current liabilities	4,239	4,140
Total liabilities	39,042	54,226
Contingencies (see note 6)	—	—
Stockholders' equity
Preferred Stock, $0.001 par value; 5,000 shares authorized, no shares issued
Common stock, $0.001 par value; 300,000 shares authorized; 32,070 and 32,276 shares issued and outstanding, respectively	32	32
Additional paid-in capital	283,028	283,669
Accumulated deficit	(188,099)	(194,854)
Accumulated other comprehensive loss	(277)	(595)
Treasury stock, at cost (478 shares at March 26, 2016)	—	—
Total stockholders' equity	94,684	88,252
Total liabilities and stockholders' equity	$133,726	$142,478

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015

Revenue	$39,266	$32,049
Cost of revenue	7,242	6,272
Operating expenses:
Selling and marketing	19,467	20,357
Research and development	4,875	4,609
General and administrative	7,819	7,625
Depreciation and amortization	972	1,231
Total operating expenses	33,133	33,822
Operating loss	(1,109)	(8,045)
Other expense, net	(14)	(1,191)
Loss from continuing operations before income taxes	(1,123)	(9,236)
Provision for income taxes	—	560
Loss from continuing operations	(1,123)	(9,796)
Income (Loss) from discontinued operations, net of tax (see note 4)	7,878	(2,216)
Net income (loss)	$6,755	$(12,012)
Net income (loss) per share (Basic):
Loss from continuing operations	$(0.03)	$(0.31)
Income (Loss) from discontinued operations	$0.24	$(0.07)
Net income (loss) per share	$0.21	$(0.38)
Net income (loss) per share (Diluted):
Loss from continuing operations	$(0.03)	$(0.31)
Income (Loss) from discontinued operations	$0.23	$(0.07)
Net income (loss) per share	$0.20	$(0.38)
Weighted-average shares outstanding:
Basic	32,229	31,763
Diluted	33,588	31,763

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015

Net income (loss)	$6,755	$(12,012)

Other comprehensive income (loss):
Foreign currency translation adjustments	318	(1,004)
Comprehensive income (loss)	$7,073	$(13,016)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Cash flows from operating activities
Net income (loss)	$6,755	$(12,012)
Income (Loss) from discontinued operations, net of tax	7,878	(2,216)
Loss from continuing operations	(1,123)	(9,796)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Stock-based compensation	1,368	826
Depreciation and amortization	1,169	1,424
Deferred taxes	—	498
Foreign currency remeasurement loss	24	1,171
Other non-cash operating expenses	(56)	(56)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2	(256)
Unbilled accounts receivable	(231)	(336)
Prepaid expenses and other current assets	(465)	(518)
Other non-current assets	—	14
Accounts payable	19	3,167
Accrued expenses and other current liabilities	558	(669)
Deferred revenue	1,437	2,286
Other non-current liabilities	154	187
Net cash provided by (used in) operating activities by continuing operations	2,856	(2,058)
Net cash provided by (used in) operating activities by discontinued operations	2,602	(2,499)
Net cash provided by (used in) operating activities	5,458	(4,557)

Cash flows from investing activities
Purchases of property and equipment	(26)	(3,272)
Payments for acquisitions, net of cash acquired	(420)	—
Changes in restricted cash balance	—	73
Net cash used in investing activities	(446)	(3,199)

Cash flows from financing activities
Proceeds from exercise of common stock options	579	524
Payments of contingent consideration previously established in purchase accounting	—	(1,840)
Net cash provided by (used in) financing activities by continuing operations	579	(1,316)
Net cash used in financing activities by discontinued operations	(14,510)	—
Net cash used in financing activities	(13,931)	(1,316)

See accompanying notes to the condensed consolidated financial statements

Effect of exchange rate changes on cash and cash equivalents	(29)	(64)
Net decrease in cash and cash equivalents	(8,948)	(9,136)
Cash and cash equivalents, beginning of the period	61,240	71,881
Cash and cash equivalents, end of the period	$52,292	$62,745

Supplemental disclosure of cash flow activities
Cash paid for taxes	$68	$3

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$9	$301
Issuance of preferred and common stock in connection with acquisitions	$—	$4,878
Fair value of common shares received from legal settlement (Note 3)	$2,593	$—

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 26, 2016
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Care.com, Inc. (the “Company”, “we”, “us”, and “our”), a Delaware corporation, was incorporated on October 27, 2006. We are the world’s largest online marketplace for finding and managing family care. Our consumer matching solutions enable families to connect to caregivers and caregiving services in a reliable and easy way, and our payment solutions enable families to pay caregivers electronically online or via their mobile device and to manage their household payroll and tax matters with Care.com HomePay. In addition, we serve employers by providing access to our platform to employer-sponsored families and care-related businesses—such as day care centers, nanny agencies and home care agencies—who wish to market their services to our care-seeking families and recruit our caregiver members.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, filed on March 1, 2016.
There have been no material changes in our significant accounting policies for the three months ended March 26, 2016 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
The condensed consolidated balance sheet as of December 26, 2015, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, and are not necessarily indicative of the results of operations to be anticipated for fiscal 2016 or any future period.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, after elimination of all intercompany balances and transactions. We have prepared the accompanying financial statements in conformity with GAAP.
Fiscal Year-End
We operate and report using a 52 or 53 week fiscal year ending on the Saturday in December closest and prior to December 31. Accordingly, our fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Subsequent Events Consideration
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three months ended March 26, 2016.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 26, 2016
(unaudited)

Recently Issued and Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation- Stock Compensation (Topic 718). The guidance changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes providing for withholding at the employee's maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial position and results of operations.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The guidance is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial position and results of operations.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred income tax liabilities and assets into current and non-current amounts in the balance sheet. Rather, it requires that deferred tax assets and liabilities are classified as non-current in the balance sheet. We adopted this standard prospectively for the year-ended December 26, 2015. The adoption of this standard has no effect on our statements of consolidated operations and cash flows.
In September 2015, the FASB released ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. There were no measurement period adjustments for which this guidance would apply.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license, and based on that determination, how to account for such arrangements. ASU 2015-05 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is not permitted. We adopted this standard in the first quarter on a prospective basis. The adoption of this standard has no effect on our statements of operations and cash flows in the quarter ended March 26, 2016.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)-Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities, or VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015. The adoption of this standard has no effect on our consolidated statements of operations and cash flows.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and earlier application is permitted. We are currently evaluating the effect of the adoption of ASU 2014-15, but the adoption is not expected to have a material effect on our consolidated financial statements or disclosures.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 26, 2016
(unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted but not before the original effective date of December 15, 2016. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The standard permits the use of either the full retrospective or modified retrospective approach. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
2. Fair Value Measurements
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 26, 2016 and December 26, 2015 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	March 26, 2016				December 26, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$20,441	$—	$—	$20,441	$25,420	$—	$—	$25,420
Total assets	$20,441	$—	$—	$20,441	$25,420	$—	$—	$25,420

Liabilities:
Contingent acquisition consideration (included in current liabilities of discontinued operations)	$—	$—	$—	$—	$8,163	$—	$7,878	$16,041
Total liabilities	$—	$—	$—	$—	$8,163	$—	$7,878	$16,041
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration which represents recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

March 26, 2016
Contingent Acquisition Consideration

Beginning balance (December 26, 2015)	$7,878
Decrease in fair value included in earnings	(441)
Contingent acquisition consideration payments	(7,437)
Ending balance	$—

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 26, 2016
(unaudited)

During the three months ended March 26, 2016, we entered into a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement relates to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million of contingent consideration payments that were valued at $16.0 million as of December 26, 2015 ($16.4 million was the undiscounted value at the time of the acquisition) that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. Refer to Note 3 for further discussion on the impact of the settlement in the first quarter of 2016.
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. In the three months ended March 26, 2016 and March 28, 2015, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
3. Discontinued Operations
During the third quarter of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down as it was no longer a strategic priority. In the fourth quarter of fiscal 2015, we made the decision to shut down the business and had substantially completed our plans for exiting the business. As such, financial results of Citrus Lane have been presented within income (loss) from discontinued operations, net of tax on the consolidated statements of operations for the three months ended March 26, 2016 and March 28, 2015. Assets and liabilities of Citrus Lane to be disposed of are presented as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheets as of March 26, 2016 and December 26, 2015.
In February 2016, we entered into a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement relates to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million in contingent consideration payments that were valued at $16.0 million as of December 26, 2015 ($16.4 million was the undiscounted value at the time of the acquisition) that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In exchange, the former shareholders have forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the February 2016 settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the February 2016 settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. The Company has recorded the receipt of these shares a Treasury Stock with a cost of $0 on the condensed consolidated balance sheet as of March 26, 2016. As a result of this settlement, and based on our assessment that there was not a clear and direct link to the original consideration transferred at the acquisition date, we have recognized a gain within income (loss) from discontinued operations on the consolidated statements of operations for the three months ended March 26, 2016 of $8.0 million.
The following table presents financial results of the Citrus Lane business included in income (loss) from discontinued operations, net of tax for the three months ended March 26, 2016 and March 28, 2015 (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 26, 2016
(unaudited)

	Fiscal Year Ended
	March 26, 2016	March 28, 2015

Revenue	$82	$3,071
Cost of revenue	94	3,276
Operating expenses:
Selling and marketing	41	685
Research and development	11	406
General and administrative	(7,942)	876
Depreciation and amortization	—	44
Operating income (loss)	7,878	(2,216)
Other expense, net	—	—
Loss from discontinued operations before income taxes	7,878	(2,216)
Loss on disposal of assets before income taxes	—	—
Provision for income tax	—	—
Income (Loss) from discontinued operations	$7,878	$(2,216)
The major components of current assets and current liabilities of the Citrus Lane business were as follows (in thousands):

	March 26, 2016	December 26, 2015
Assets
Accounts receivable	$158	$92
Prepaid expenses and other current assets	87	28
Inventory	70	319
Total current assets	315	439
Property and equipment, net	—	9
Total assets	$315	$448

Liabilities
Accounts payable	$—	$435
Accrued expenses and other liabilities	386	1,325
Deferred revenue	—	82
Current contingent acquisition consideration	—	16,041
Total liabilities	$386	$17,883

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 26, 2016
(unaudited)

4. Supplemental Balance Sheet Information
The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	March 26, 2016	December 26, 2015

Computer equipment	$2,277	$2,236
Furniture and fixtures	1,616	1,611
Software	1,374	1,374
Leasehold improvements	3,849	3,847
Total	9,116	9,068
Less accumulated depreciation	(3,134)	(2,697)
Property and equipment, net	$5,982	$6,371
Depreciation expense for the three months ended March 26, 2016 and March 28, 2015 was $0.4 million and $0.4 million, respectively.
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	March 26, 2016	December 26, 2015

Payroll and compensation	$2,706	$5,167
Tax-related expense	803	801
Marketing expenses	6,530	3,451
Other accrued expenses	3,119	2,994
Total accrued expenses and other current liabilities	$13,158	$12,413

5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 26, 2015	$58,631
Effect of currency translation	330
Balance as of March 26, 2016	$58,961

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 26, 2016
(unaudited)

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

March 26, 2016
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,427	(4,158)	269	3.3
Proprietary software	5,202	(4,026)	1,176	1.8
Website	50	(47)	3	0.4
Training materials	30	(30)	—	0.0
Non-compete agreements	131	(115)	16	1.4
Leasehold interests	170	(92)	78	3.1
Caregiver relationships	290	(290)	—	0.0
Customer relationships	8,794	(7,503)	1,291	3.7
Total	$19,336	$(16,261)	$3,075

December 26, 2015
Indefinite lived intangibles	$242	—	$242	N/A
Trademarks and trade names	4,417	(4,133)	284	3.5
Proprietary software	4,751	(3,802)	949	1.6
Website	50	(44)	6	0.6
Training materials	30	(30)	—	0.0
Non-compete agreements	130	(111)	19	1.6
Leasehold interests	170	(86)	84	3.4
Caregiver relationships	285	(285)	—	0.0
Customer relationships	8,782	(6,977)	1,805	3.1
Total	$18,857	$(15,468)	$3,389
Amortization expense was $0.7 million and $1.0 million for the three months ended March 26, 2016 and March 28, 2015, respectively. Of these amounts, $0.5 million and $0.8 million was classified as a component of depreciation and amortization, and $0.2 million and $0.2 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the three months ended March 26, 2016 and March 28, 2015, respectively.
As of March 26, 2016, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2016 remaining	$1,351
2017	689
2018	343
2019	145
2020	96
Thereafter	209
Total	$2,833

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 26, 2016
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
7. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015

Cost of revenue	$75	$36
Selling and marketing	185	143
Research and development	230	73
General and administrative	878	574
Loss from discontinued operations	5	112
Total stock-based compensation	$1,373	$938
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the three months ended March 26, 2016, we granted 0.6 million restricted stock units (RSUs) to certain employees and directors and 0.5 million performance based RSUs to certain members of senior management. Each recipient of performance based RSUs is eligible to receive up to 100% of the shares granted on the achievement of certain financial targets for fiscal 2016. If those targets are reached, the award will vest over a four-year period retroactive to March 2016 as continued services are performed. Management is recognizing expense straight-line over the required service period based on its estimate of number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
RSUs are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the RSUs is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share.  The weighted average grant-date fair value per share and the total fair value of vested shares from RSU grants was $7.70 and $0.8 million, respectively, for the three months ended March 26, 2016. During the three months ended March 28, 2015, no RSUs were granted to employees.
During the three months ended March 26, 2016, we granted 1.3 million stock options to certain employees and directors at a weighted average grant-date fair value per share of $2.68. During the three months ended March 28, 2015, no stock options were granted to employees.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 26, 2016
(unaudited)

The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

	Three Months Ended
	March 26, 2016	March 28, 2015
Risk-free interest rate	1.63%	1.85 - 1.95%
Expected term (years)	6.25	6.25
Volatility	38.24%	47.1 - 47.3%
Expected dividend yield	—	—
A summary of stock option and RSU activity for the three months ended March 26, 2016 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 26, 2015	3,482	5.93	$6.52	$8,891	1,306	$7.42
Granted(1)	1,295		$6.70		1,074	6.66
Settled (RSUs)	—		—		(101)	7.70
Exercised	(172)		$3.39		—	—
Canceled and forfeited	(98)		$11.57		(48)	6.86
Outstanding as of March 26, 2016	4,507	7.18	$6.58	$4,784	2,231	$7.11
Vested and exercisable as of March 26, 2016	2,644	5.73	$5.40	$4,771	N/A	N/A
Vested and expected to vest as of March 26, 2016(2)	4,211	7.01	$6.50	$4,783	1,581	$7.13
____________________________
(1) For RSUs, includes both time-based and performance-based restricted stock units
(2) Options and RSUs expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of March 24, 2016, the final trading day of the three months ended March 26, 2016, was $5.89. The total intrinsic value of options exercised and RSUs vested was approximately $1.2 million for the three months ended March 26, 2016. The aggregate fair value of the options that vested during the three months ended March 26, 2016 was $1.4 million.
As of March 26, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and RSUs was approximately $5.5 million and $11.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 3.4 years, respectively, to the extent they are probable of vesting. As of March 26, 2016, we had 2,406,323 shares available for grant under the 2014 Plan.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 26, 2016
(unaudited)

Common Stock
As of March 26, 2016, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

March 26, 2016
Options issued and outstanding	4,506,981
Restricted stock units issued and outstanding	2,231,239
Common stock available for stock-based award grants under incentive award plans	2,406,323
Total	9,144,543

8. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options as well as shares issuable under outstanding contingent consideration arrangements.
The calculations of basic and diluted net income per share and basic and dilutive weighted average shares outstanding for the three months ended March 26, 2016 and March 28, 2015 were as follows:

	Three Months Ended
	March 26, 2016	March 28, 2015
Net income (loss)	$6,755	$(12,012)

Weighted average shares outstanding	32,229	31,763

Dilutive impact from:
Options outstanding	861	—
Restricted stock units	498	—
Dilutive weighted average shares outstanding	33,588	31,763

Income (Loss) per share
Basic	$0.21	$(0.38)
Dilutive	$0.20	$(0.38)

The following equity shares were excluded from the calculation of diluted net loss per share from continuing operations because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Stock options	1,794	3,966
Restricted stock units	1,733	—

9. Income Taxes
We recorded income tax expense of $0.0 million and $0.6 million for the three months ended March 26, 2016 and March 28, 2015, respectively. We project to record a tax provision of $1.2 million for the year ended December 31, 2016 related to the amortization of goodwill associated with the acquisition of HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards. Our tax provision for the three months ended March 28, 2015 related to the amortization of HomePay goodwill for tax purposes for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
10. Segment and Geographical Information
We consider operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Prior to our decision to exit the Citrus Lane business in fiscal 2015, we had determined that we had two operating and reporting segments, CRCM Businesses, Excluding Citrus Lane and Citrus Lane. Subsequent to our decision to exit the Citrus Lane business, we have concluded that we have a single operating and reportable segment. Segment information for the three months ended March 26, 2016 and March 28, 2015 was as follows (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
U.S. Consumer Business	$32,096	$26,632
Other	7,170	5,417
Total revenue	$39,266	$32,049
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
United States	$35,911	$29,451
International	3,355	2,598
Total revenue	$39,266	$32,049
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 26, 2016
(unaudited)

11. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Interest income	$16	$34
Interest expense	(1)	(28)
Other expense, net	(29)	(1,197)
Total other expense, net	$(14)	$(1,191)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, filed on March 1, 2016. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from our expectations.
Overview
We are the world’s largest online marketplace for finding and managing family care. We have more than 19.5 million members, including 11.0 million families and 8.6 million caregivers, spanning 16 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
Our consumer matching solutions allow families to search for, qualify, vet, connect with and ultimately select caregivers in a low-cost, reliable and easy way. We also provide caregivers with solutions to create personal profiles, describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace.
In addition to our consumer matching solutions, we offer our members innovative products and services to facilitate their interaction with caregivers. We provide solutions intended to improve both the ease and reliability of the care relationship in the home. One product area we are particularly focused on is consumer payments solutions. Through Care.com HomePay, families can subscribe to payroll and tax preparation services for domestic employees. This offering deepens our relationship with our members and could enhance the lifetime value associated with each member.
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
We have experienced steady growth in revenue and members. Our members increased to 19.5 million as of March 26, 2016 from 14.9 million as of March 28, 2015, representing a 31% annual growth rate. Our revenue has increased to $39.3 million for the three months ended March 26, 2016 from $32.0 million for the three months ended March 28, 2015. We experienced net from losses from continuing operations of $1.1 million and $9.8 million in the three months ended March 26, 2016 and March 28, 2015, respectively. We experienced net income from discontinued operations of $7.9 million in the three months ended March 26, 2016 and net losses from discontinued operations of $2.2 million in the three months ended March 28, 2015.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per member - U.S. Consumer Business):

	Three Months Ended
	March 26, 2016	March 28, 2015
Total members	19,540	14,896
Total families	10,954	8,291
Total caregivers	8,586	6,605
* Paying members - U.S. Consumer Business	272	230
* Monthly average revenue per member - U.S. Consumer Business	$40	$38
_________________________________
* We have changed the business metrics we use to monitor and evaluate our results. We believe that these metrics better reflect the underlying trends in our U.S. Consumer Business.

Total Members. We define total members as the number of paying and non-paying families, including those who have registered through employer programs, and caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of Care.com HomePay. Our total members increased 31% as of March 26, 2016, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps, including those who have registered through employer programs, since the launch of our marketplace in 2007, as well as subscribers of Care.com HomePay. Our total families increased 32% as of March 26, 2016, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 30% as of March 26, 2016, compared to the corresponding period in the prior fiscal year.
Paying Members - U.S. Consumer Business. We define paying members - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services, as well as subscribers of Care.com HomePay services as of the end of the fiscal period. The number of paying members in our U.S. Consumer Business increased 18% as of March 26, 2016, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Member - U.S. Consumer Business. We define monthly average revenue per member, or ARPM, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of U.S. consumer matching & payments paying members in a given fiscal period, expressed on a monthly basis. Our U.S. Consumer Business ARPM as of March 26, 2016 increased 5% compared to the corresponding period in the prior fiscal year.
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed in the table below and within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. The table below represents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Loss from continuing operations	$(1,123)	$(9,796)

Federal, state and franchise taxes	89	689
Other expense, net	14	1,191
Depreciation and amortization	1,169	1,424
EBITDA	149	(6,492)

Stock-based compensation	1,368	826
Merger and acquisition related costs	58	66
Adjusted EBITDA	$1,575	$(5,600)
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
• Income taxes; and
• Stock-based compensation.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed on March 1, 2016.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended
	March 26, 2016	March 28, 2015

Revenue	$39,266	$32,049
Cost of revenue	7,242	6,272
Operating expenses:
Selling and marketing	19,467	20,357
Research and development	4,875	4,609
General and administrative	7,819	7,625
Depreciation and amortization	972	1,231
Total operating expenses	33,133	33,822
Operating loss	(1,109)	(8,045)
Other expense, net	(14)	(1,191)
Loss from continuing operations before income taxes	(1,123)	(9,236)
Provision for income taxes	—	560
Loss from continuing operations	(1,123)	(9,796)
Income (Loss) from discontinued operations, net of tax	7,878	(2,216)
Net income (loss)	6,755	(12,012)
Net income (loss) per share (Basic):
Loss from continuing operations	$(0.03)	$(0.31)
Income (Loss) from discontinued operations	$0.24	$(0.07)
Net income (loss) per share	$0.21	$(0.38)
Net income (loss) per share (Diluted):
Loss from continuing operations	$(0.03)	$(0.31)
Income (Loss) from discontinued operations	$0.23	$(0.07)
Net income (loss) per share	$0.20	$(0.38)
Weighted-average shares outstanding:
Basic	32,229	31,763
Diluted	33,588	31,763
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015

Cost of revenue	$75	$36
Selling and marketing	185	143
Research and development	230	73
General and administrative	878	574
Income (Loss) from discontinued operations	5	112
Total stock-based compensation	$1,373	$938

The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended
	March 26, 2016	March 28, 2015
Revenue	100%	100%
Cost of revenue	18%	20%
Operating expenses:
Selling and marketing	50%	64%
Research and development	12%	14%
General and administrative	20%	24%
Depreciation and amortization	2%	4%
Total operating expenses	84%	106%
Operating loss	(3)%	(25)%
Other expense, net	—%	(4)%
Loss from continuing operations before income taxes	(3)%	(29)%
Provision for income taxes	—%	2%
Loss from continuing operations	(3)%	(31)%
Income (Loss) from discontinued operations, net of tax	20%	(7)%
Net income (loss)	17%	(37)%
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
Our U.S. matching solutions provide families access to job posting features, search features, caregiver profiles and content and are offered directly to consumers. Access to this platform is free of charge for basic members. Paying family members pay a monthly, quarterly or annual subscription fee to connect directly with caregivers and to utilize enhanced tools such as third-party background checks. Paying caregiver members pay a subscription fee for priority notification of jobs, messaging services and to perform third-party background checks on themselves. Subscription payments are received from all paying members at the time of sign-up and are recognized on a daily basis over the subscription term as the services are delivered once the revenue recognition criteria are met (see ‘‘Critical Accounting Policies and Estimates’’ in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, filed on March 1, 2016 for a description of the revenue recognition criteria).
Our payments solutions provide families several options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services. Revenue related to Care.com HomePay, our household payroll and tax service, is primarily generated through quarterly subscriptions and recognized on a daily ratable basis over the period the services are provided.
Other Revenue

Other revenue includes revenue generated from international markets. This revenue is typically recognized on a daily basis over the term of a member’s subscription. Other revenue also includes revenue generated through contracts that provide corporate employers access to certain of our products and services through our Care@Work solution. This product offering is typically sold through the use of an annual contract with an automatic renewal clause. Revenue related to this offering is recognized on a daily basis over the subscription term. Additionally, we generate revenue through our marketing solutions offering, which is designed to provide care-related businesses an efficient and cost-effective way to target qualified families seeking care services, and through our recruiting solutions offering, which allows care-related businesses to recruit caregivers for full-time and part-time employment. Revenue related to these product offerings is typically recognized in the period earned.

	Three Months Ended		Period-to-Period Change
	March 26, 2016	March 28, 2015	$ Change	% Change
	(in thousands, except percentages)
Revenue	$39,266	$32,049	$7,217	23%
Comparison of the Three Months Ended March 26, 2016 and March 28, 2015
The change was primarily attributed to an increase of $4.8 million in our consumer matching business, principally related to a higher number of paying members and higher average revenue per paying member. Additionally, there was an increase in consumer payment solutions, background checks and Care@Work of $1.2 million, $0.6 million and $0.6 million, respectively.
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

	Three Months Ended		Period-to-Period Change
	March 26, 2016	March 28, 2015	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$7,242	$6,272	$970	15%
Percentage of revenue	18%	20%

Comparison of the Three Months Ended March 26, 2016 and March 28, 2015
The change was primarily related to increased compensation and related costs of $0.6 million and higher member servicing costs and background check screening fees of $0.4 million, partially offset by decreased hosting fees $0.2 million, respectively.
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

	Three Months Ended		Period-to-Period Change
	March 26, 2016	March 28, 2015	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$19,467	$20,357	$(890)	(4)%
Percentage of revenue	50%	64%

Comparison of the Three Months Ended March 26, 2016 and March 28, 2015
The change principally related to a reduction in spending on acquisition marketing of $1.0 million. No other significant items were noted.
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

	Three Months Ended		Period-to-Period Change
	March 26, 2016	March 28, 2015	$ Change	% Change
	(in thousands, except percentages)
Research and development	$4,875	$4,609	$266	6%
Percentage of revenue	12%	14%
Comparison of the Three Months Ended March 26, 2016 and March 28, 2015
The change was primarily related to $0.2 million of increased third-party resources. No other significant items were noted.
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

	Three Months Ended		Period-to-Period Change
	March 26, 2016	March 28, 2015	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$7,819	$7,625	$194	3%
Percentage of revenue	20%	24%
Comparison of the Three Months Ended March 26, 2016 and March 28, 2015
The change was primarily related to higher compensation related expenses of $0.3 million primarily due to stock-based compensation and to a lesser extent, an increase of $0.2 million in bad debt expense. These were partially offset by reductions in hosted applications and third-party resources of $0.2 million and $0.2 million, respectively.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure.

	Three Months Ended		Period-to-Period Change
	March 26, 2016	March 28, 2015	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$972	$1,231	$(259)	(21)%
Percentage of revenue	2%	4%

Comparison of the Three Months Ended March 26, 2016 and March 28, 2015
The change was primarily attributed with certain intangible assets reaching the end of their useful lives during fiscal 2015. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $2.6 million.
Other Expense, net
Other expense, net consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change
	March 26, 2016	March 28, 2015	$ Change	% Change
	(in thousands, except percentages)
Other expense, net	$(14)	$(1,191)	$1,177	(99)%
Percentage of revenue	—%	(4)%

Comparison of the Three Months March 26, 2016 and March 28, 2015
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the Euro during fiscal 2015. No similar rate movement has occurred within the current year to date.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change
	March 26, 2016	March 28, 2015	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$—	$560	$(560)	(100)%
Percentage of revenue	—%	2%

Comparison of the Three Months Ended March 26, 2016 and March 28, 2015
The decrease was primarily related to no tax provision being recorded for fiscal 2016. We project to record a tax provision of $1.2 million for the year ended December 31, 2016 related to the amortization of goodwill associated with the acquisition of HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards. Our tax provision for the three months ended March 28, 2015 related to the amortization of HomePay goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
Income (Loss) from Discontinued Operations, Net of Taxes

	Three Months Ended		Period-to-Period Change
	March 26, 2016	March 28, 2015	$ Change	% Change
	(in thousands, except percentages)
Income (Loss) from discontinued operations, net of tax	$7,878	$(2,216)	$10,094	(456)%
Percentage of revenue	20%	(7)%

Comparison of the Three Months Ended March 26, 2016 and March 28, 2015
The increase was related to a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement relates to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we have paid the previous shareholders of Citrus Lane $15.6 million for contingent consideration payments that were fair valued at $16.0 million as of December 26, 2015 that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In connection with the settlement, the former shareholders have forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. As a result of this settlement, we have recognized a gain within income (loss) from discontinued operations on the consolidated statements of operations for the three months ended March 26, 2016 of $8.0 million.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands)

	Three Months Ended
	March 26, 2016	March 28, 2015
Cash flow provided by (used in):
Operating activities - continuing operations	$2,856	$(2,058)
Operating activities - discontinued operations	2,602	(2,499)
Investing activities	(446)	(3,199)
Financing activities - continuing operations	579	(1,316)
Financing activities - discontinued operations	(14,510)	—
Effect of exchange rates on cash balances	(29)	(64)
Decrease in cash and cash equivalents	$(8,948)	$(9,136)
As of March 26, 2016, we had cash and cash equivalents of $52.3 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of March 26, 2016 was $2.9 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Three Months Ended March 26, 2016
Cash from operating activities used $2.9 million during the three months ended March 26, 2016. This amount resulted from a net loss of $1.1 million, adjusted for non-cash items of $2.5 million, and a net $1.5 million source of cash due to changes in working capital.
Non-cash expenses within net income consisted primarily of $1.4 million for depreciation and amortization and $1.2 million of stock-based compensation expense.
An increase in both operating liabilities and assets was a net source of $1.5 million of cash within operating activities. The decrease in working capital was primarily due to an increase in deferred revenue and accrued expenses and other current liabilities of $1.4 million and $0.6 million, respectively. These were partially offset by an increase in both prepaid expense and other assets and unbilled accounts receivable of $0.5 million and $0.2 million, respectively.
Cash used in discontinued operations totaled $2.6 million. This amount resulted from a net loss from discontinued operations of $7.9 million, partially offset by a net $5.3 million use of cash from changes in working capital and non-cash related adjustments.
Three Months Ended March 28, 2015

Cash from operating activities was a use of $2.1 million during the three months ended March 28, 2015. This amount resulted from a net loss of $9.8 million, adjusted for non-cash items of $3.9 million, and a net $3.9 million source of cash due to changes in working capital.
Non-cash expenses within net loss consisted primarily of $1.4 million for depreciation and amortization, $0.8 million of stock-based compensation expense and $0.5 million in deferred taxes.
An increase in operating liabilities, partially offset by an increase in operating assets contributed $3.9 million to net cash used in operating activities. The decrease in working capital provided a source of cash from the increase in accounts payable of $3.2 million and deferred revenue of $2.3 million. These were partially offset by increases in accrued expenses and other liabilities of $0.7 million, prepaid expenses and other current assets of $0.5 million, unbilled accounts receivable of $0.3 million and accounts receivable of $0.3 million.
Cash used in discontinued operations totaled $2.5 million. This amount resulted from a net loss from discontinued operations of $2.2 million, adjusted for non-cash items of $0.5 million, and a net $0.8 million use of cash due to changes in working capital.
Investing Activities
Three Months Ended March 26, 2016
Cash used in investing activities totaled $0.4 million, primarily related to the purchase of Kinsights Inc., the developer and operator of an online community platform and service. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Three Months Ended March 28, 2015
Cash used in investing activities totaled $3.2 million, primarily related to property and equipment purchases related to our new corporate headquarters. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Financing Activities
Three Months Ended March 26, 2016
Cash provided by financing activities for continued operations totaled $0.6 million associated with proceeds from the exercise of common stock options. Cash from financing activities for discontinued operations used $14.5 million related to the payment associated with the Citrus Lane settlement.
Three Months Ended March 28, 2015
Cash used in financing activities for continued operations totaled $1.3 million. This was attributed to $1.8 million related to payments of contingent consideration previously established in purchase accounting, partially offset by $0.5 million in proceeds from the exercise of common stock options.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the three months ended March 26, 2016 and March 28, 2015.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and commitments to make potential future milestone payments as part of the Citrus Lane acquisition. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015.

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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 26, 2016 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of March 26, 2016 or March 28, 2015. Under our current investment policy, we invest our excess cash in money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 26, 2015, filed on March 1, 2016. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARE.COM, INC.

Dated: April 28, 2016	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 28, 2016	By: /s/ MICHAEL ECHENBERG
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