Form 10-Q
period 2016-06-25
Care.com Inc
filed 2016-07-27
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
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

Large accelerated filer	[ ]		Accelerated filer	[x]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of July 21, 2016, there were 28,600,609 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 25, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$55,617	$61,240
Accounts receivable (net of allowance of $88 and $125, respectively)	3,165	3,107
Unbilled accounts receivable	4,044	3,595
Prepaid expenses and other current assets	3,629	2,599
Current assets of discontinued operations	212	439
Total current assets	66,667	70,980
Property and equipment, net	5,611	6,371
Intangible assets, net	2,331	3,389
Goodwill	58,866	58,631
Other non-current assets	2,596	3,098
Non-current assets of discontinued operations	—	9
Total assets	$136,071	$142,478

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,703	$3,189
Accrued expenses and other current liabilities	15,614	12,413
Deferred revenue	14,895	13,435
Current liabilities of discontinued operations	206	17,883
Total current liabilities	34,418	46,920
Deferred tax liability	3,704	3,166
Other non-current liabilities	4,639	4,140
Total liabilities	42,761	54,226
Contingencies (see Note 6)	—	—
Stockholders' equity
Preferred Stock, $0.001 par value; 5,000 shares authorized, no shares issued
Common stock, $0.001 par value; 300,000 shares authorized; 32,287 and 32,276 shares issued and outstanding, respectively	32	32
Additional paid-in capital	285,018	283,669
Accumulated deficit	(191,518)	(194,854)
Accumulated other comprehensive loss	(222)	(595)
Treasury stock, at cost (478 shares at June 25, 2016)	—	—
Total stockholders' equity	93,310	88,252
Total liabilities and stockholders' equity	$136,071	$142,478

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Revenue	$38,184	$32,902	$77,450	$64,952
Cost of revenue	7,619	6,630	14,861	12,902
Operating expenses:
Selling and marketing	18,561	18,096	38,028	38,453
Research and development	5,036	5,022	9,911	9,631
General and administrative	7,933	7,477	15,752	15,101
Depreciation and amortization	947	1,225	1,919	2,456
Restructuring charges	714	—	714	—
Total operating expenses	33,191	31,820	66,324	65,641
Operating loss	(2,626)	(5,548)	(3,735)	(13,591)
Other (expense) income, net	(129)	487	(143)	(704)
Loss from continuing operations before income taxes	(2,755)	(5,061)	(3,878)	(14,295)
Provision for income taxes	620	345	620	905
Loss from continuing operations	(3,375)	(5,406)	(4,498)	(15,200)
(Loss) income from discontinued operations, net of tax (see note 3)	(44)	(1,831)	7,834	(4,047)
Net (loss) income	$(3,419)	$(7,237)	$3,336	$(19,247)
Net (loss) income per share (Basic):
Loss from continuing operations	$(0.11)	$(0.17)	$(0.14)	$(0.48)
(Loss) income from discontinued operations	—	(0.06)	0.24	(0.13)
Net (loss) income per share	$(0.11)	$(0.23)	$0.10	$(0.61)
Net (loss) income per share (Diluted):
Loss from continuing operations	$(0.11)	$(0.17)	$(0.13)	$(0.48)
(Loss) income from discontinued operations	—	(0.06)	0.23	(0.13)
Net (loss) income per share	$(0.11)	$(0.23)	$0.10	$(0.61)
Weighted-average shares outstanding:
Basic	32,136	31,981	32,183	31,872
Diluted	32,136	31,981	34,082	31,872

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Net (loss) income	$(3,419)	$(7,237)	$3,336	$(19,247)

Other comprehensive (loss) income:
Foreign currency translation adjustments	55	72	373	(932)
Comprehensive (loss) income	$(3,364)	$(7,165)	$3,709	$(20,179)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities
Net income (loss)	$3,336	$(19,247)
(Loss) income from discontinued operations, net of tax	7,834	(4,047)
Loss from continuing operations	(4,498)	(15,200)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Stock-based compensation	3,014	2,294
Depreciation and amortization	2,314	2,837
Deferred taxes	538	801
Foreign currency remeasurement loss	200	684
Other non-cash operating expenses (income)	(78)	7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(68)	(382)
Unbilled accounts receivable	(449)	(451)
Prepaid expenses and other current assets	(508)	975
Other non-current assets	(14)	(13)
Accounts payable	514	(3,138)
Accrued expenses and other current liabilities	3,014	3,033
Deferred revenue	1,452	1,905
Other non-current liabilities	610	400
Net cash provided by (used in) operating activities by continuing operations	6,041	(6,248)
Net cash provided by (used in) operating activities by discontinued operations	2,481	(4,035)
Net cash provided by (used in) operating activities	8,522	(10,283)

Cash flows from investing activities
Purchases of property and equipment	(84)	(3,979)
Payments for acquisitions, net of cash acquired	(420)	—
Cash withheld for purchase consideration	—	73
Net cash used in investing activities by continuing operations	(504)	(3,906)
Net cash used in investing activities by discontinued operations	—	(2)
Net cash used in investing activities	(504)	(3,908)

Cash flows from financing activities
Proceeds from exercise of common stock options	925	611
Payments of contingent consideration previously established in purchase accounting	—	(1,840)
Net cash provided by (used in) financing activities by continuing operations	925	(1,229)
Net cash used in financing activities by discontinued operations	(14,510)	—
Net cash used in financing activities	(13,585)	(1,229)

Effect of exchange rate changes on cash and cash equivalents	(56)	34

See accompanying notes to the condensed consolidated financial statements

Net decrease in cash and cash equivalents	(5,623)	(15,386)
Cash and cash equivalents, beginning of the period	61,240	71,881
Cash and cash equivalents, end of the period	$55,617	$56,495

Supplemental disclosure of cash flow activities
Cash paid for taxes	$177	$26

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$17	$33
Issuance of common stock in connection with acquisitions	$—	$4,878
Unpaid deferred offering costs	$329	$—
Fair value of common shares received from legal settlement (Note 3)	$2,593	$—

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
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
There have been no material changes in our significant accounting policies for the three and six months ended June 25, 2016 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
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
Subsequent Events Consideration
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three and six months ended June 25, 2016. Please refer to Note 13 for further detail on subsequent events.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
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
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350. The amendments provide guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar arrangements) includes a software license, and based on that determination, how to account for such arrangements. ASU 2015-05 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is not permitted. We adopted this standard in the first quarter on a prospective basis. The adoption of this standard has no effect on our statements of operations and cash flows in the quarter ended June 25, 2016.
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
THREE AND SIX MONTHS ENDED JUNE 25, 2016
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
2. Fair Value Measurements
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 25, 2016 and December 26, 2015 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	June 25, 2016				December 26, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$22,879	$—	$—	$22,879	$25,420	$—	$—	$25,420
Total assets	$22,879	$—	$—	$22,879	$25,420	$—	$—	$25,420

Liabilities:
Contingent acquisition consideration (included in current liabilities of discontinued operations)	$—	$—	$—	$—	$8,163	$—	$7,878	$16,041
Total liabilities	$—	$—	$—	$—	$8,163	$—	$7,878	$16,041
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration which represents recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

June 25, 2016
Contingent Acquisition Consideration

Beginning balance (December 26, 2015)	$7,878
Decrease in fair value included in earnings	(441)
Contingent acquisition consideration payments	(7,437)
Ending balance	$—

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
(unaudited)

During the first quarter of fiscal 2016, we entered into a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement relates to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million of contingent consideration payments that were valued at $16.0 million as of December 26, 2015 ($16.4 million was the undiscounted value at the time of the acquisition) that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. Refer to Note 3 for further discussion on the impact of the settlement in the first quarter of 2016.
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. In the three and six months ended June 25, 2016 and June 27, 2015, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
3. Discontinued Operations
During the third quarter of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down as it was no longer a strategic priority. In the fourth quarter of fiscal 2015, we made the decision to shut down the business and had substantially completed our plans for exiting the business. As such, financial results of Citrus Lane have been presented within income (loss) from discontinued operations, net of tax on the consolidated statements of operations for the three and six months ended June 25, 2016 and June 27, 2015. Assets and liabilities of Citrus Lane to be disposed of are presented as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheets as of June 25, 2016 and December 26, 2015.
In February 2016, we entered into a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement related to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million in contingent consideration payments that were valued at $16.0 million as of December 26, 2015 ($16.4 million was the undiscounted value at the time of the acquisition) that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In exchange, the former shareholders forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the February 2016 settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the February 2016 settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. We recorded the receipt of these shares a Treasury Stock with a cost of $0 on the condensed consolidated balance sheet as of June 25, 2016. As a result of this settlement, and based on our assessment that there was not a clear and direct link to the original consideration transferred at the acquisition date, we have recognized a gain within income (loss) from discontinued operations on the consolidated statements of operations for the six months ended June 25, 2016 of $8.0 million.
The following table presents financial results of the Citrus Lane business included in income (loss) from discontinued operations, net of tax for the six months ended June 25, 2016 and June 27, 2015 (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Revenue	$19	$2,750	$101	$5,821
Cost of revenue	3	2,594	97	5,870
Operating expenses:
Selling and marketing	13	627	54	1,311
Research and development	—	383	11	789
General and administrative	47	951	(7,903)	1,828
Depreciation and amortization	—	26	8	70
Operating (loss) income	(44)	(1,831)	7,834	(4,047)
Other expense, net	—	—	—	—
(Loss) income from discontinued operations before income taxes	(44)	(1,831)	7,834	(4,047)
Provision for income tax	—	—	—	—
Net (loss) income from discontinued operations	$(44)	$(1,831)	$7,834	$(4,047)
The major components of current assets and current liabilities of the Citrus Lane business were as follows (in thousands):

	June 25, 2016	December 26, 2015
Assets
Accounts receivable	$152	$92
Prepaid expenses and other current assets	60	28
Inventory	—	319
Total current assets	212	439
Property and equipment, net	—	9
Total assets	$212	$448

Liabilities
Accounts payable	$—	$435
Accrued expenses and other liabilities	206	1,325
Deferred revenue	—	82
Current contingent acquisition consideration	—	16,041
Total liabilities	$206	$17,883

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
(unaudited)

4. Supplemental Balance Sheet Information
The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	June 25, 2016	December 26, 2015

Computer equipment	$2,302	$2,236
Furniture and fixtures	1,571	1,611
Software	1,374	1,374
Leasehold improvements	3,854	3,847
Total	9,101	9,068
Less accumulated depreciation	(3,490)	(2,697)
Property and equipment, net	$5,611	$6,371
Depreciation expense for the three months ended June 25, 2016 and June 27, 2015 was $0.4 million and $0.4 million, respectively, and for the six months ended June 25, 2016 and June 27, 2015 was $0.8 million and $0.8 million, respectively.
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	June 25, 2016	December 26, 2015

Payroll and compensation	$4,166	$5,167
Marketing expenses	7,110	3,451
Other accrued expenses	4,338	3,795
Total accrued expenses and other current liabilities	$15,614	$12,413

5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 26, 2015	$58,631
Effect of currency translation	235
Balance as of June 25, 2016	$58,866

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
(unaudited)

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

June 25, 2016
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,424	(4,177)	247	3.0
Proprietary software	5,193	(4,215)	978	1.6
Website	50	(49)	1	0.1
Training materials	30	(30)	—	0.0
Non-compete agreements	131	(118)	13	1.1
Leasehold interests	170	(98)	72	2.9
Caregiver relationships	289	(289)	—	0.0
Customer relationships	8,790	(8,012)	778	5.5
Total	$19,319	$(16,988)	$2,331

December 26, 2015
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,417	(4,133)	284	3.5
Proprietary software	4,751	(3,802)	949	1.6
Website	50	(44)	6	0.6
Training materials	30	(30)	—	0.0
Non-compete agreements	130	(111)	19	1.6
Leasehold interests	170	(86)	84	3.4
Caregiver relationships	285	(285)	—	0.0
Customer relationships	8,782	(6,977)	1,805	3.1
Total	$18,857	$(15,468)	$3,389
Amortization expense was $1.5 million and $2.1 million for the six months ended June 25, 2016 and June 27, 2015, respectively. Of these amounts, $1.1 million and $1.7 million was classified as a component of depreciation and amortization, and $0.4 million and $0.4 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the six months ended June 25, 2016 and June 27, 2015, respectively.
As of June 25, 2016, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2016 remaining	$608
2017	688
2018	343
2019	145
2020	96
Thereafter	209
Total	$2,089

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
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
7. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Cost of revenue	$79	$60	$154	$96
Selling and marketing	229	269	414	412
Research and development	279	242	509	315
General and administrative	1,059	897	1,937	1,471
(Loss) income from discontinued operations	3	189	8	301
Total stock-based compensation	$1,649	$1,657	$3,022	$2,595
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the six months ended June 25, 2016, we granted 0.6 million restricted stock units (RSUs) to certain employees and directors and 0.5 million performance based RSUs to certain members of senior management. Each recipient of performance based RSUs is eligible to receive up to 100% of the shares granted on the achievement of certain financial targets for fiscal 2016. If those targets are reached, the award will vest over a four-year period retroactive to March 2016 as continued services are performed. Management is recognizing expense straight-line over the required service period based on its estimate of the number of shares that will vest. If there is a change in the estimate of the number of shares that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
RSUs are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the RSUs is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share.  The weighted-average grant-date fair value per share and the total fair value of vested shares from RSU grants was $7.37 and $1.9 million, respectively, for the six months ended June 25, 2016. During the six months ended June 27, 2015, 1.7 million RSUs were granted to employees.
During the six months ended June 25, 2016, we granted 1.4 million stock options to certain employees and directors at a weighted average grant-date fair value per share of $6.68. During the six months ended June 27, 2015, no stock options were granted to employees.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
(unaudited)

The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

	Six Months Ended
	June 25, 2016	June 27, 2015
Risk-free interest rate	1.3 - 1.6%	N/A
Expected term (years)	6.25	N/A
Volatility	38.23%	N/A
Expected dividend yield	—	N/A
A summary of stock option and RSU activity for the six months ended June 25, 2016 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 26, 2015	3,482	5.93	$6.52	$8,891	1,306	$7.42
Granted(1)	1,352		$6.68		1,106	6.66
Settled (RSUs)	—		—		(254)	7.37
Exercised	(235)		$3.95		—	—
Canceled and forfeited	(147)		$11.54		(94)	6.88
Outstanding as of June 25, 2016	4,452	6.97	$6.53	$—	2,064	$—
Vested and exercisable as of June 25, 2016	2,749	5.64	$5.55	$11,316	N/A	N/A
Vested and expected to vest as of June 25, 2016(2)	4,189	6.82	$6.47	$13,842	1,345	$7.15
____________________________
(1) For RSUs, includes both time-based and performance-based restricted stock units
(2) Options and RSUs expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of June 24, 2016, the final trading day of the six months ended June 25, 2016, was $8.68. The total intrinsic value of options exercised and RSUs vested was approximately $2.7 million for the six months ended June 25, 2016. The aggregate fair value of the options that vested during the six months ended June 25, 2016 was $1.3 million.
As of June 25, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and RSUs was approximately $4.9 million and $9.3 million, respectively, which is expected to be recognized over a weighted-average period of 3.0 years and 3.1 years, respectively, to the extent they are probable of vesting. As of June 25, 2016, we had 2,412,066 shares available for grant under the 2014 Plan.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
(unaudited)

Common Stock
As of June 25, 2016, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

June 25, 2016
Options issued and outstanding	4,451,790
Restricted stock units issued and outstanding	2,063,741
Common stock available for stock-based award grants under incentive award plans	2,412,066
Total	8,927,597

8. Net (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options as well as shares issuable under outstanding contingent consideration arrangements.
The calculations of basic and diluted net income per share and basic and dilutive weighted-average shares outstanding for the three and six months ended June 25, 2016 and June 27, 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Loss from continuing operations	$(3,375)	$(5,406)	$(4,498)	$(15,200)
(Loss) income from discontinued operations	(44)	(1,831)	7,834	(4,047)
Net (loss) income	$(3,419)	$(7,237)	$3,336	$(19,247)

Weighted-average shares outstanding	32,136	31,981	32,183	31,872

Dilutive impact from:
Options outstanding	—	—	1,052	—
Restricted stock units	—	—	847	—
Dilutive weighted-average shares outstanding	32,136	31,981	34,082	31,872

Net (loss) income per share (Basic):
Loss from continuing operations	$(0.11)	$(0.17)	$(0.14)	$(0.48)
(Loss) income from discontinued operations	—	(0.06)	0.24	(0.13)
Net (loss) income per share	$(0.11)	$(0.23)	$0.10	$(0.61)
Net (loss) income per share (Diluted):
Loss from continuing operations	$(0.11)	$(0.17)	$(0.13)	$(0.48)
(Loss) income from discontinued operations	—	(0.06)	0.23	(0.13)
Net (loss) income per share	$(0.11)	$(0.23)	$0.10	$(0.61)
The following equity shares were excluded from the calculation of diluted net loss per share from continuing operations because their effect would have been anti-dilutive for the periods presented (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Stock options	4,452	3,835	617	3,835
Restricted stock units	2,064	1,633	1,217	1,633
Contingent consideration	—	106	—	106

9. Income Taxes
We recorded income tax expense of $0.6 million and $0.3 million for the three months ended June 25, 2016 and June 27, 2015, respectively, and $0.6 million and $0.9 million for the six months ended June 25, 2016 and June 27, 2015, respectively. The tax provision recorded for the three and six months ended June 25, 2016 related to the amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards. Our tax provision for the three and six months ended June 27, 2015 related to the amortization of Care.com HomePay goodwill for tax purposes for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
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
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
United States	$34,789	$30,429	$70,700	$60,213
International	3,395	2,473	6,750	4,739
Total revenue	$38,184	$32,902	$77,450	$64,952

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(As a percentage of revenue)
United States	91%	92%	91%	93%
International	9%	8%	9%	7%
Total revenue	100%	100%	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
(unaudited)

11. Restructuring Charges
On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot headquarters facility located in Waltham, Massachusetts.
During the quarter ended June 25, 2016, we recorded a $0.5 million sublease loss liability and related expenses of $0.2 million for the expected loss on the sublease, in accordance with ASC 840-20 Leases, because the monthly payments we expect to receive under the sublease are less than the amounts that we will owe the lessor for the sublease space. The sublease term is less than the remaining term under the original lease, and thus we do not believe we have met a cease use date as we may re-enter the space following the sublease. The fair value of the liability was determined using the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments we will receive under the sublease. The sublease loss was recorded as part of restructuring expense in the consolidated statement of operations in the three and six months ended June 25, 2016.
12. Other (Expense) Income, Net
Other (expense) income, net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Interest income	$55	$52	$71	$86
Interest expense	(1)	(54)	(2)	(82)
Other expense, net	(183)	489	(212)	(708)
Total (expense) income, net	$(129)	$487	$(143)	$(704)

13. Subsequent Events
On June 29, 2016, we announced our entry into an Investment Agreement with Google Capital 2016, L.P. (“Google Capital”) relating to the issuance and sale (the “Transaction”) to Google Capital of 46,350 shares of the Company’s Convertible Preferred Stock, Series A, par value $0.001 per share (the “Convertible Preferred Stock”), for an aggregate purchase price of $46.35 million, or $1,000 per share. The Transaction closed on June 29, 2016. We utilized a portion of the proceeds from the Transaction to repurchase an aggregate of 3,700,000 shares of common stock at a price of $8.25 per share from Matrix Partners VII, L.P. and Weston & Co. VII LLC. This repurchase also closed on June 29, 2016.
The Convertible Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Convertible Preferred Stock has a liquidation preference of $1,000 per share (equal to the original issuance price) plus all accrued and unpaid dividends. Holders of Convertible Preferred Stock are entitled to a cumulative dividend at a rate of 5.50% per annum during the period from the date of the issuance of the Convertible Preferred Stock (the “Closing Date”) to the seventh anniversary of the Closing Date, payable semi-annually in arrears. Dividends shall be paid in additional Liquidation Preference (as defined in the Certificate of Designations) per share of Convertible Preferred Stock.
The Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at an initial conversion price of $10.50 per share, which rate will be subject to adjustment upon the occurrence of certain events. At any time after the seventh anniversary of the Closing Date, and if between the fifth anniversary and the seventh anniversary of the Closing Date, the consolidated closing price of the common stock equals or exceeds 150% of the then prevailing Conversion Price (as defined in the Certificate of Designations) for at least 20 trading days in any period of 30 consecutive trading days, including the last trading day of such 30-day period, then following such time, all or some of the Convertible Preferred Stock may be converted, at the election of the Company, into the relevant number of shares of common stock. At our option, at any time after the seventh anniversary of the Closing Date, all of the Convertible Preferred Stock may be redeemed by us at the then current Liquidation Preference plus accrued and unpaid dividends after giving the holders of Convertible Preferred Stock the ability to convert their shares into common stock at the then current Conversion Price. At any point after the seventh anniversary of the Closing Date, each holder of the Convertible Preferred Stock may cause the Company to redeem all of such holder’s Convertible Preferred Stock at the then current Liquidation Preference plus accrued and unpaid dividends.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 25, 2016
(unaudited)

Holders of Convertible Preferred Stock will be entitled to vote with the holders of common stock on an as-converted basis.
Upon certain change of control events involving the Company, holders of Convertible Preferred Stock can elect to either (1) convert the Convertible Preferred Stock into common stock at the then current Conversion Price or (2) require us to redeem the Convertible Preferred Stock for 150% of the then current Liquidation Preference plus accrued and unpaid dividends, provided that in the case of a change of control event in which the common stock is converted into or canceled for cash or publicly traded securities, such conversion or redemption will be mandatory, with the selection deemed to be in favor of the alternative that would result in holders of Convertible Preferred Stock receiving the greatest consideration.
Additionally, at any time when at least 50% of the shares of Convertible Preferred Stock purchased from us pursuant to the Investment Agreement are outstanding, we cannot, without the written consent or affirmative vote of the holders of a majority of the then outstanding shares of Convertible Preferred Stock, (a) amend our Certificate of Incorporation in a manner that adversely affects the preferences or rights of the Convertible Preferred Stock; (b) authorize or issue capital stock unless it ranks equal to or junior to the Convertible Preferred Stock, or increase the authorized number of shares of Convertible Preferred Stock; or (c) reclassify or amend any existing security of the Company that is equal to or junior to the Convertible Preferred Stock to render such security senior to the Convertible Preferred Stock.
Pursuant to the Investment Agreement and the Certificate of Designations, for so long as Google Capital or its affiliates beneficially own at least 50% of the shares of Convertible Preferred Stock purchased from us pursuant to the Investment Agreement, the holders of Convertible Preferred Stock shall have the right to elect one director to our Board, with Google Capital having the right to designate nominees for such position.

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
Overview
We are the world’s largest online marketplace for finding and managing family care. We have more than 20.7 million members, including 11.6 million families and 9.1 million caregivers, spanning 18 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced steady growth in revenue and members. Our members increased to 20.7 million as of June 25, 2016 from 16.1 million as of June 27, 2015, representing a 29% annual growth rate. Our revenue has increased to $77.5 million for the six months ended June 25, 2016 from $65.0 million for the six months ended June 27, 2015. We experienced net losses from continuing operations of $3.9 million and $14.3 million in the six months ended June 25, 2016 and June 27, 2015, respectively. We experienced net income from discontinued operations of $7.8 million in the six months ended June 25, 2016 and net losses from discontinued operations of $4.0 million in the six months ended June 27, 2015.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per member - U.S. Consumer Business):

	As of
	June 25, 2016	June 27, 2015
Total members	20,698	16,105
Total families	11,588	8,917
Total caregivers	9,110	7,188
Paying members - U.S. Consumer Business	252	238
Monthly average revenue per member - U.S. Consumer Business	$38	$36
Total Members. We define total members as the number of paying and non-paying families, including those who have registered through employer programs, and caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of Care.com HomePay. Our total members increased 29% as of June 25, 2016, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps, including those who have registered through employer programs, since the launch of our marketplace in 2007, as well as subscribers of Care.com HomePay. Our total families increased 30% as of June 25, 2016, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 27% as of June 25, 2016, compared to the corresponding period in the prior fiscal year.
Paying Members - U.S. Consumer Business. We define paying members - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services, as well as subscribers of Care.com HomePay services as of the end of the fiscal period. The number of paying members in our U.S. Consumer Business increased 6% as of June 25, 2016, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Member - U.S. Consumer Business. We define monthly average revenue per member, or ARPM, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of U.S. consumer matching & payments paying members in a given fiscal period, expressed on a monthly basis. Our U.S. Consumer Business ARPM as of June 25, 2016 increased 6% compared to the corresponding period in the prior fiscal year.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Loss from continuing operations	$(3,375)	$(5,406)	$(4,498)	$(15,200)

Federal, state and franchise taxes	727	304	816	993
Other expense, net	129	(487)	143	704
Depreciation and amortization	1,145	1,413	2,314	2,837
EBITDA	(1,374)	(4,176)	(1,225)	(10,666)

Stock-based compensation	1,646	1,468	3,014	2,294
Merger and acquisition related costs	16	37	74	103
Restructuring related costs	714	—	714	—
Adjusted EBITDA	$1,002	$(2,671)	$2,577	$(8,269)
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Revenue	$38,184	$32,902	$77,450	$64,952
Cost of revenue	7,619	6,630	14,861	12,902
Operating expenses:
Selling and marketing	18,561	18,096	38,028	38,453
Research and development	5,036	5,022	9,911	9,631
General and administrative	7,933	7,477	15,752	15,101
Depreciation and amortization	947	1,225	1,919	2,456
Restructuring charges	714	—	714	—
Total operating expenses	33,191	31,820	66,324	65,641
Operating loss	(2,626)	(5,548)	(3,735)	(13,591)
Other (expense) income, net	(129)	487	(143)	(704)
Loss from continuing operations before income taxes	(2,755)	(5,061)	(3,878)	(14,295)
Provision for income taxes	620	345	620	905
Loss from continuing operations	(3,375)	(5,406)	(4,498)	(15,200)
(Loss) income from discontinued operations, net of tax	(44)	(1,831)	7,834	(4,047)
Net (loss) income	$(3,419)	$(7,237)	$3,336	$(19,247)
Net (loss) income per share (Basic):
Loss from continuing operations	$(0.11)	$(0.17)	$(0.14)	$(0.48)
(Loss) income from discontinued operations	—	(0.06)	0.24	(0.13)
Net (loss) income per share	$(0.11)	$(0.23)	$0.10	$(0.61)
Net (loss) income per share (Diluted):
Loss from continuing operations	$(0.11)	$(0.17)	$(0.13)	$(0.48)
(Loss) income from discontinued operations	—	(0.06)	0.23	(0.13)
Net (loss) income per share	$(0.11)	$(0.23)	$0.10	$(0.61)
Weighted-average shares outstanding:
Basic	32,136	31,981	32,183	31,872
Diluted	32,136	31,981	34,082	31,872
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Cost of revenue	$79	$60	$154	$96
Selling and marketing	229	269	414	412
Research and development	279	242	509	315
General and administrative	1,059	897	1,937	1,471
(Loss) income from discontinued operations	3	189	8	301
Total stock-based compensation	$1,649	$1,657	$3,022	$2,595
The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenue	100%	100%	100%	100%
Cost of revenue	20%	20%	19%	20%
Operating expenses:
Selling and marketing	49%	55%	49%	59%
Research and development	13%	15%	13%	15%
General and administrative	21%	23%	20%	23%
Depreciation and amortization	2%	4%	2%	4%
Restructuring charges	2%	—%	1%	—%
Total operating expenses	87%	97%	86%	101%
Operating loss	(7)%	(17)%	(5)%	(21)%
Other (expense) income, net	—%	1%	—%	(1)%
Loss from continuing operations before income taxes	(7)%	(15)%	(5)%	(22)%
Provision for income taxes	2%	1%	1%	1%
Loss from continuing operations	(9)%	(16)%	(6)%	(23)%
(Loss) income from discontinued operations, net of tax	—%	(6)%	10%	(6)%
Net (loss) income	(9)%	(22)%	4%	(30)%
Revenue
We generate revenue primarily through (a) subscription fees to our suite of products and services, which enable families to manage their diverse and evolving care needs and caregivers to describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace; and (b) annual contracts with corporate employers - providing access to our suite of products and services as an employee benefit and through contractual obligations with businesses through which the business can recruit employees and advertise their business profiles. Substantially all of our revenue earned is recognized on a ratable basis over the period the service is provided, with the exception of revenue from background checks, which is recognized when the services are delivered to the end customer.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
	(in thousands, except percentages)
Revenue	$38,184	$32,902	$5,282	16%	$77,450	$64,952	$12,498	19%
Comparison of the Three Months Ended June 25, 2016 and June 27, 2015
The change was primarily attributed to an increase of $3.5 million in our consumer matching business, principally related to a higher number of paying members and higher average revenue per paying member. Additionally, there was an increase in consumer payment solutions, Care@Work and background checks of $0.7 million, $0.7 million and $0.3 million, respectively.
Comparison of the Six Months Ended June 25, 2016 and June 27, 2015
The change was primarily attributed to an increase of $8.3 million in our consumer matching business, principally related to a higher number of paying members and higher average revenue per paying member. Additionally, there was an increase in consumer payment solutions, Care@Work, and background checks of $1.9 million, $1.4 million, and $1.0 million, respectively.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$7,619	$6,630	$989	15%	$14,861	$12,902	$1,959	15%
Percentage of revenue	20%	20%			19%	20%

Comparison of the Three Months Ended June 25, 2016 and June 27, 2015
The change was primarily related to increased costs in member servicing and background checks of $0.4 million, compensation and related costs of $0.2 million, hosting fees $0.2 million, and credit card fees of $0.2 million.
Comparison of the Six Months Ended June 25, 2016 and June 27, 2015
The change was primarily related to increased compensation and related costs of $0.9 million, higher member servicing costs, background check screening fees of $0.8 million, and credit card fees of $0.2 million.
Selling and Marketing
Our selling and marketing expenses primarily consist of customer acquisition marketing, including television advertising, branding, other advertising and public relations costs, as well as allocated facilities and other supporting overhead costs. In addition, sales and marketing expenses include salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. We plan to continue to invest in sales and marketing to grow our current customer base, continue building brand awareness, and expand our global footprint. In the near term, we expect sales and marketing expenses to increase and to be our largest expense on an absolute basis but decline as a percentage of revenue.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$18,561	$18,096	$465	3%	$38,028	$38,453	$(425)	(1)%
Percentage of revenue	49%	55%			49%	59%
Comparison of the Three Months Ended June 25, 2016 and June 27, 2015
The change principally related to a reduction in spending on marketing programs of $0.3 million, partially off-set by increases in acquisition marketing, compensation costs, and consulting expenses of $0.4 million, $0.2 million, and $0.1 million, respectively.
Comparison of the Six Months Ended June 25, 2016 and June 27, 2015
The change principally related to a reduction in spending on marketing programs of $1.3 million, partially off-set by increases in acquisition marketing, compensation costs, and consulting expenses of $0.3 million, $0.3 million, and $0.2 million, respectively.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
	(in thousands, except percentages)
Research and development	$5,036	$5,022	$14	—%	$9,911	$9,631	$280	3%
Percentage of revenue	13%	15%			13%	15%

Comparison of the Three Months Ended June 25, 2016 and June 27, 2015
The change was primarily related to a decrease in net compensation expenses, off-set by consulting expenses.
Comparison of the Six Months Ended June 25, 2016 and June 27, 2015
The change was primarily related to $0.2 million increase in expense related to third-party resources.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$7,933	$7,477	$456	6%	$15,752	$15,101	$651	4%
Percentage of revenue	21%	23%			20%	23%
Comparison of the Three Months Ended June 25, 2016 and June 27, 2015
The change was primarily related to higher compensation related expenses of $0.5 million primarily due to stock-based compensation, increases in IT operations expense of $0.2 million, and other professional fees of $0.1 million. This is partially off-set by decreases in consulting and recruiting expenses of $0.3 million and $0.2 million, respectively.
Comparison of the Six Months Ended June 25, 2016 and June 27, 2015
The change was primarily related to higher compensation related expenses of $0.9 million primarily due to stock-based compensation, increases in bad debt, IT operations and insurance expenses of $0.3 million, $0.3 million, and $0.2 million, respectively. These were partially off-set by reductions in consulting and recruiting expenses of $0.5 million and $0.3 million, respectively.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. We expect that depreciation and amortization expenses will increase as we continue to expand our technology infrastructure.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$1,145	$1,225	$(80)	(7)%	$2,322	$2,456	$(134)	(5)%
Percentage of revenue	3%	4%			3%	4%
Comparison of the Three and Six Months Ended June 25, 2016 and June 27, 2015
The change was primarily attributed with certain intangible assets reaching the end of their useful lives during fiscal 2015. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $2.1 million.
Restructuring Charges
Restructuring charges consists primarily of costs associated with the sub-lease of certain portions of our facilities.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$714	$—	$714	100%	$714	$—	$714	100%
Percentage of revenue	2%	—%			1%	—%
Comparison of the Three and Six Months Ended June 25, 2016 and June 27, 2015
The change was primarily attributed the sublet of a portion of our Waltham headquarters during the three and six months ended June 25, 2016.
Other (Expense) Income, net
Other (expense) income, net consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
	(in thousands, except percentages)
Other (expense) income, net	$(129)	$487	$(616)	(126)%	$(143)	$(704)	$561	(80)%
Percentage of revenue	—%	1%			—%	(1)%
Comparison of the Three Months June 25, 2016 and June 27, 2015
The change was primarily driven by the unfavorable movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the Euro and the British Pound Sterling during the three months ended June 25, 2016 compared to the three months ended June 27, 2015.
Comparison of the Six Months Ended June 25, 2016 and June 27, 2015
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the weakening of the US dollar against the Euro and the British Pound Sterling during the six months ended June 25, 2016 compared to the six months ended June 27, 2015.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$620	$345	$275	80%	$620	$905	$(285)	(31)%
Percentage of revenue	2%	1%			1%	1%
Comparison of the Three and Six Months Ended June 25, 2016 and June 27, 2015
The change was primarily due to the income tax expense related to the amortization of goodwill associated with the acquisition of HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.

(Loss) Income from Discontinued Operations, Net of Taxes

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 25, 2016	June 27, 2015	$ Change	% Change	June 25, 2016	June 27, 2015	$ Change	% Change
	(in thousands, except percentages)
(Loss) income from discontinued operations, net of tax	$(44)	$(1,831)	$1,787	(98)%	$7,834	$(4,047)	$11,881	(294)%
Percentage of revenue	—%	(6)%			10%	(6)%
Comparison of the Three and Six Months Ended June 25, 2016 and June 27, 2015
The increase was related to a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement related to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million for contingent consideration payments that were fair valued at $16.0 million as of December 26, 2015 that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In connection with the settlement, the former shareholders forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. As a result of this settlement, we recognized a gain within income (loss) from discontinued operations on the consolidated statements of operations for the six months ended June 25, 2016 of $8.0 million.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands)

	Six Months Ended
	June 25, 2016	June 27, 2015
Cash flow provided by (used in):
Operating activities - continuing operations	$6,041	$(6,248)
Operating activities - discontinued operations	2,481	(4,035)
Investing activities - continuing operations	(504)	(3,906)
Investing activities - discontinued operations	—	(2)
Financing activities - continuing operations	925	(1,229)
Financing activities - discontinued operations	(14,510)	—
Effect of exchange rates on cash balances	(56)	34
Decrease in cash and cash equivalents	$(5,623)	$(15,386)
As of June 25, 2016, we had cash and cash equivalents of $55.6 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of June 25, 2016 was $3.8 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.

Six Months Ended June 25, 2016
Cash from operating activities by continuing operations provided $6.0 million during the six months ended June 25, 2016. This amount resulted from a net income of $3.3 million, adjusted for non-cash items of $6.0 million, and a net $4.6 million source of cash due to changes in working capital.
Non-cash expenses within net income consisted primarily of $3.0 million for stock-based compensation and $2.3 million of depreciation and amortization expense.
An increase in operating liabilities and a decrease in operating assets resulted in a net source of $4.6 million of cash within operating activities. The increase in working capital was primarily due to an increase in accrued expenses and other current liabilities, deferred revenue, other non-current liabilities, and accounts payable of $3.0 million, $1.5 million, $0.6 million, and $0.5 million, respectively. These were partially offset by a decrease in both prepaid expense and other current assets and unbilled accounts receivable of $0.5 million and $0.4 million, respectively.
Cash provided by discontinued operations totaled $2.5 million. This amount resulted from a net income from discontinued operations of $7.8 million, partially offset by a net $5.3 million use of cash from changes in working capital and non-cash related adjustments.
Six Months Ended June 27, 2015
Cash from operating activities used $6.2 million during the six months ended June 27, 2015. This amount resulted from a net loss of $15.2 million, adjusted for non-cash items of $6.6 million, and a net $2.3 million source of cash due to changes in working capital.
Non-cash expenses within net loss consisted primarily of $2.8 million for depreciation and amortization, $2.3 million of stock-based compensation expense and $0.8 million in deferred taxes.
An increase in operating liabilities and a decrease in operating assets contributed $2.3 million to net cash used in operating activities. The primary sources of cash were derived from an increase in accrued expenses and other liabilities of $3.0 million, an increase deferred revenue of $1.9 million and a decrease in prepaid expenses and other current assets of $1.0 million. These were partially offset by a decrease in accounts payable of $3.1 million, and increases in unbilled accounts receivable and accounts receivable of $0.5 million and $0.4 million, respectively.
Cash used in discontinued operations totaled $4.0 million. This amount resulted from a net loss from discontinued operations of $4.0 million, adjusted for non-cash items of $1.0 million, and off-set by a net $1.0 million use of cash due to changes in working capital.
Investing Activities
Six Months Ended June 25, 2016
Cash used in investing activities totaled $0.5 million, primarily related to the purchase of Kinsights Inc., the developer and operator of an online community platform and service. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Six Months Ended June 27, 2015
Cash used in investing activities totaled $3.9 million, primarily related to property and equipment purchases related to our new corporate headquarters. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Financing Activities
Six Months Ended June 25, 2016
Cash provided by financing activities for continued operations totaled $0.9 million associated with proceeds from the exercise of common stock options. Cash from financing activities for discontinued operations used $14.5 million related to the payment associated with the Citrus Lane settlement.
Six Months Ended June 27, 2015
Cash used in financing activities for continued operations totaled $1.2 million. This was attributed to $1.8 million related to payments of contingent consideration previously established in purchase accounting, partially offset by $0.6 million in proceeds from the exercise of common stock options.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the six months ended June 25, 2016 and June 27, 2015.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and commitments to make potential future milestone payments as part of the Citrus Lane acquisition. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015, except as set forth below.
In March 2016, we entered into a 5 year property lease. The lease commenced on April 1, 2016 and we will pay an aggregate of approximately $0.8 million over the 5 year lease period.
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
Investment Agreement between Care.com and Google Capital 2016, L.P.
On June 29, 2016, we announced our entry into an Investment Agreement with Google Capital 2016, L.P. (“Google Capital”) relating to the issuance and sale (the “Transaction”) to Google Capital of 46,350 shares of the Company’s Convertible Preferred Stock, Series A, par value $0.001 per share (the “Convertible Preferred Stock”), for an aggregate purchase price of $46.35 million, or $1,000 per share. The Transaction closed on June 29, 2016. We utilized a portion of the proceeds from the Transaction to repurchase an aggregate of 3,700,000 shares of common stock at a price of 8.25 per share from Matrix Partners VII, L.P. and Weston & Co. VII LLC. This repurchase also closed on June 29, 2016.
The Convertible Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Convertible Preferred Stock has a liquidation preference of $1,000 per share (equal to the original issuance price) plus all accrued and unpaid dividends. Holders of Convertible Preferred Stock are entitled to a cumulative dividend at a rate of 5.50% per annum during the period from the date of the issuance of the Convertible Preferred Stock (the “Closing Date”) to the seventh anniversary of the Closing Date, payable semi-annually in arrears. Dividends shall be paid in additional Liquidation Preference (as defined in the Certificate of Designations) per share of Convertible Preferred Stock.
The Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at an initial conversion price of $10.50 per share, which rate will be subject to adjustment upon the occurrence of certain events. At any time after the seventh anniversary of the Closing Date, and if between the fifth anniversary and the seventh anniversary of the Closing Date, the consolidated closing price of the Common Stock equals or exceeds 150% of the then prevailing Conversion Price (as defined in the Certificate of Designations) for at least 20 trading days in any period of 30 consecutive trading days, including the last trading day of such 30-day period, then following such time, all or some of the Convertible Preferred Stock may be converted, at the election of the Company, into the relevant number of shares of common stock. At our option, at any time after the seventh anniversary of the Closing Date, all of the Convertible Preferred Stock may be redeemed by us at the then current Liquidation Preference plus accrued and unpaid dividends after giving the holders of Convertible Preferred Stock the ability to convert their shares into common stock at the then current Conversion Price. At any point after the seventh anniversary of the Closing Date, each holder of the Convertible Preferred Stock may cause the Company to redeem all of such holder’s Convertible Preferred Stock at the then current Liquidation Preference plus accrued and unpaid dividends.
Holders of Convertible Preferred Stock will be entitled to vote with the holders of the common stock on an as-converted basis.
Upon certain change of control events involving the Company, holders of Convertible Preferred Stock can elect to either (1) convert the Convertible Preferred Stock into common stock at the then current Conversion Price or (2) require us to redeem the Convertible Preferred Stock for 150% of the then current Liquidation Preference plus accrued and unpaid dividends, provided that in the case of a change of control event in which the common stock is converted into or canceled for cash or publicly traded securities, such conversion or redemption will be mandatory, with the selection deemed to be in favor of the alternative that would result in holders of Convertible Preferred Stock receiving the greatest consideration.
Additionally, at any time when at least 50% of the shares of Convertible Preferred Stock purchased from us pursuant to the Investment Agreement are outstanding, we cannot, without the written consent or affirmative vote of the holders of a majority of the then outstanding shares of Convertible Preferred Stock, (a) amend our Certificate of Incorporation in a manner that adversely affects the preferences or rights of the Convertible Preferred Stock; (b) authorize or issue capital stock unless it ranks equal to or junior to the Convertible Preferred Stock, or increase the authorized number of shares of Convertible Preferred Stock; or (c) reclassify or amend any existing security of the Company that is equal to or junior to the Convertible Preferred Stock to render such security senior to the Convertible Preferred Stock.
Pursuant to the Investment Agreement and the Certificate of Designations, for so long as Google Capital or its affiliates beneficially own at least 50% of the shares of Convertible Preferred Stock purchased from us pursuant to the Investment Agreement, the holders of Convertible Preferred Stock shall have the right to elect one director to our Board, with Google Capital having the right to designate nominees for such position.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 25, 2016 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of June 25, 2016 or June 27, 2015. Under our current investment policy, we invest our excess cash in money market funds. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
The following risk factors should be carefully considered in addition to these set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 26, 2015, filed on March 1, 2016. You should carefully consider the factors discussed below and in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risk Related to the Referendum of the United Kingdom’s Membership of the European Union
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.
The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit and the withdrawal of the U.K. from the E.U. have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Such global economic uncertainty may cause our customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
Risks Related to Our Series A Convertible Preferred Stock

The issuance of shares of our Series A Convertible Preferred Stock to Google Capital reduces the relative voting power of holders of our common stock, dilutes the ownership of such holders, may adversely affect the market price of our common stock and could discourage a change in control of our company.

On June 29, 2016, we completed the sale of  shares of our Convertible Preferred Stock, Series A (“Series A Convertible Preferred Stock”) to Google Capital 2016, L.P. (“Google Capital”) for an aggregate purchase price of $46.35 million pursuant to an Investment Agreement, dated June 29, 2016, between us and Google Capital (the “Investment Agreement”). As of June 29, 2016, these shares represented approximately 13.7% of our outstanding common stock, on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable semi-annually in arrears. The dividends are to be paid in-kind over a seven year period.

As holders of our Series A Convertible Preferred Stock are entitled to vote on an as-converted basis together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Convertible Preferred Stock to Google Capital, and the subsequent payment of in-kind dividends, effectively reduces the relative voting power of the holders of our common stock, though the impact of the share issuance and subsequent dividends is mitigated by the Company’s repurchase of 3.7 million shares of common stock held by Matrix Partners immediately after the closing of the Google transaction.

In addition, the conversion of the Series A Convertible Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Convertible Preferred Stock after December 29, 2017 (the expiration date of the lock-up period during which Google Capital has agreed not to sell any Series A Convertible Preferred Stock or common stock issued upon conversion of the Series A Convertible Preferred Stock) could adversely affect prevailing market prices of our common stock. We granted Google Capital customary registration rights in respect of any shares of common stock issued upon conversion of the Series A Convertible Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Google Capital, or transferees of our Series A Convertible Preferred Stock, of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Google Capital is owned by Alphabet Inc., a multinational conglomerate whose portfolio encompasses several industries and includes numerous companies including Google Inc. It is possible that Google Capital’s affiliation with companies such as Google Inc. may deter other companies from exploring acquisition opportunities of the company, particularly if those potential acquirers view Google Inc. or other companies affiliated with Google Capital as competitors.

Google Capital may exercise influence over us, including through their ability to designate and the ability of the Series A Convertible Preferred Stock holders to elect a member of our Board of Directors, and their interests may not always be aligned with the holders of our common stock.
As of June 29, 2016, the outstanding shares of our Series A Convertible Preferred Stock represented approximately 13.7% of our outstanding common stock, on an as-converted basis, making Google Capital our largest stockholder. Moreover, the ongoing payment of in-kind dividends to Google Capital is expected to increase the company’s ownership interest in our company. Google Capital is in the business of making investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders.
In addition, pursuant to the terms of the Investment Agreement and the Series A Preferred Stock, for so long as Google Capital or its affiliates beneficially own at least 50% of the shares of Series A Convertible Preferred Stock purchased from us pursuant to the Investment Agreement, the holders of Series Convertible Preferred Stock shall have the right to elect one director to our board, with Google Capital having the right to designate the nominee for such position. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by Google Capital may differ from the interests of our stockholders as a whole or of our other directors.

Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of Google Capital or other holders of Series A Convertible Preferred Stock differing from those of our common stockholders.

The Series A Convertible Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The holders of our Series A Convertible Preferred Stock also have certain redemption rights or put rights, including the right to require us to repurchase the Series A Convertible Preferred Stock on any date after June 29, 2023, at 100% of the liquidation preference thereof plus all accrued but unpaid dividends, and the right to require us to repurchase the Series A Convertible Preferred Stock upon certain change of control events at 150% of the then current liquidation preference plus all accrued but unpaid dividends.

These preferential rights could result in divergent interests between Google Capital or other holders of our Series A Preferred Stock and holders of our common stock. Moreover, the repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Convertible Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARE.COM, INC.

Dated: July 27, 2016	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 27, 2016	By: /s/ MICHAEL ECHENBERG
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