Form 10-Q
period 2016-09-24
Care.com Inc
filed 2016-11-01
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of October 26, 2016, there were 28,819,449 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 24, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$55,833	$61,240
Short-term investments	15,000	—
Accounts receivable (net of allowance of $120 and $125, respectively) (1)	3,577	3,107
Unbilled accounts receivable (2)	4,231	3,595
Prepaid expenses and other current assets	4,169	2,599
Current assets of discontinued operations	212	439
Total current assets	83,022	70,980
Property and equipment, net	5,272	6,371
Intangible assets, net	1,967	3,389
Goodwill	59,056	58,631
Other non-current assets	2,548	3,098
Non-current assets of discontinued operations	—	9
Total assets	$151,865	$142,478

Liabilities and stockholders' equity
Current liabilities:
Accounts payable (3)	$2,987	$3,189
Accrued expenses and other current liabilities (4)	14,856	12,413
Deferred revenue (5)	16,956	13,435
Current liabilities of discontinued operations	212	17,883
Total current liabilities	35,011	46,920
Deferred tax liability	4,003	3,166
Other non-current liabilities	4,898	4,140
Total liabilities	43,912	54,226
Contingencies (see Note 6)	—	—
Series A Redeemable Convertible Preferred Stock - 46 shares designated; 46 shares issued and outstanding at September 24, 2016; aggregate liquidation and redemption value of $46,966 at September 24, 2016	46,966	—
Stockholders' equity
Preferred Stock: $0.001 par value - authorized 5,000 shares at September 24, 2016 and December 26, 2015, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 28,770 and 32,276 shares issued and outstanding at September 24, 2016 and December 26, 2015 respectively	29	32
Additional paid-in capital	253,692	283,669
Accumulated deficit	(192,789)	(194,854)
Accumulated other comprehensive income (loss)	55	(595)
Total stockholders' equity	60,987	88,252
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$151,865	$142,478

See accompanying notes to the condensed consolidated financial statements

(1) Includes accounts receivable due from related party of $175 at September 24, 2016 (Note 14)
(2) Includes unbilled accounts receivable due from related party of $76 at September 24, 2016 (Note 14)
(3) Includes accounts payable due to related party of $1,424 at September 24, 2016 (Note 14)
(4) Includes accrued expenses and other current liabilities due to related party of $1,078 at September 24, 2016 (Note 14)
(5) Includes deferred revenue associated with related party of $241 as of September 24, 2016 (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Revenue (1)	$40,791	$36,179	$118,241	$101,131
Cost of revenue	8,396	6,894	23,257	19,796
Operating expenses:
Selling and marketing (2)	20,075	21,343	58,103	59,796
Research and development	5,115	5,514	15,026	15,145
General and administrative	7,445	7,199	23,197	22,301
Depreciation and amortization	582	1,062	2,501	3,518
Restructuring charges	—	—	714	—
Total operating expenses	33,217	35,118	99,541	100,760
Operating loss	(822)	(5,833)	(4,557)	(19,425)
Other expense, net	(67)	(272)	(210)	(976)
Loss from continuing operations before income taxes	(889)	(6,105)	(4,767)	(20,401)
Provision for income taxes	332	259	952	1,164
Loss from continuing operations	(1,221)	(6,364)	(5,719)	(21,565)
(Loss) income from discontinued operations, net of tax (see note 3)	(49)	(10,985)	7,785	(15,032)
Net (loss) income	(1,270)	(17,349)	2,066	(36,597)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(616)	—	(616)	—
Net (loss) income attributable to common stockholders	$(1,886)	$(17,349)	$1,450	$(36,597)

Net (loss) income per share attributable to common stockholders (Basic and diluted):
Loss from continuing operations attributable to common stockholders	$(0.06)	$(0.20)	$(0.20)	$(0.68)
(Loss) income from discontinued operations attributable to common stockholders	—	(0.34)	0.25	(0.47)
Net (loss) income per share attributable to common stockholders	$(0.06)	$(0.54)	$0.05	$(1.15)
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic and diluted	28,769	32,069	31,045	31,938

(1) Includes related party revenue of $408 and $965 for the three and nine months ended September 24, 2016, respectively (Note 14)
(2) Includes related party expenses of $4,580 and $11,608 for the three and nine months ended September 24, 2016, respectively (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Net (loss) income	$(1,270)	$(17,349)	$2,066	$(36,597)

Other comprehensive income (loss):
Foreign currency translation adjustments	277	150	650	(782)
Comprehensive (loss) income	$(993)	$(17,199)	$2,716	$(37,379)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 24, 2016	September 26, 2015
Cash flows from operating activities
Net income (loss)	$2,066	$(36,597)
Income (loss) from discontinued operations, net of tax	7,785	(15,032)
Loss from continuing operations	(5,719)	(21,565)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Stock-based compensation	4,765	3,769
Depreciation and amortization	3,070	4,066
Deferred taxes	837	1,053
Foreign currency remeasurement loss	351	983
Other non-cash operating income	(120)	(42)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(486)	(928)
Unbilled accounts receivable	(635)	(339)
Prepaid expenses and other current assets	(1,015)	1,626
Other non-current assets	—	(13)
Accounts payable	(208)	(2,335)
Accrued expenses and other current liabilities	2,161	7,667
Deferred revenue	3,516	3,489
Other non-current liabilities	1,040	623
Net cash provided by (used in) operating activities by continuing operations	7,557	(1,946)
Net cash provided by (used in) operating activities by discontinued operations	2,441	(4,505)
Net cash provided by (used in) operating activities	9,998	(6,451)

Cash flows from investing activities
Purchases of property and equipment	(152)	(4,285)
Payments for acquisitions, net of cash acquired	(420)	—
Cash withheld for purchase consideration	—	73
Purchase of short-term investment	(15,000)	—
Net cash used in investing activities by continuing operations	(15,572)	(4,212)
Net cash used in investing activities by discontinued operations	—	(2)
Net cash used in investing activities	(15,572)	(4,214)

Cash flows from financing activities
Proceeds from issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs of $2,124	44,226	—
Proceeds from exercise of common stock options	1,113	630
Payments of contingent consideration previously established in purchase accounting	—	(1,840)
Payment for repurchase of common stock	(30,525)	—
Net cash provided by (used in) financing activities by continuing operations	14,814	(1,210)

See accompanying notes to the condensed consolidated financial statements

Net cash used in financing activities by discontinued operations	(14,510)	—
Net cash provided by (used in) financing activities	304	(1,210)

Effect of exchange rate changes on cash and cash equivalents	(137)	(270)
Net decrease in cash and cash equivalents	(5,407)	(12,145)
Cash and cash equivalents, beginning of the period	61,240	71,881
Cash and cash equivalents, end of the period	$55,833	$59,736

Supplemental disclosure of cash flow activities
Cash paid for taxes	$177	$26

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$11	$51
Series A Redeemable Convertible Preferred Stock dividend accretion	$616	$—
Issuance of common stock in connection with acquisitions	$—	$4,878
Fair value of common shares received from legal settlement (Note 3)	$2,593	$—

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
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
There have been no material changes in our significant accounting policies for the three and nine months ended September 24, 2016 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 with the exception of investments, net (loss) income per share attributable to common stockholders and preferred stock. Please refer to Notes 8 and 9 for our updated accounting policies related to net (loss) income per share attributable to common stockholders and preferred stock, respectively. Our investment policy is as follows:
Investments - Investments consist of certificates of deposit (“CDs”).  CDs having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term. We classify our CDs with readily determinable market values as available-for-sale. The CDs are classified as short-term investments on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive loss, a separate component of stockholders’ equity. We review all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification.
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
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

Fiscal Year-End
We operate and report using a 52 or 53 week fiscal year ending on the Saturday in December closest and prior to December 31. Accordingly, our fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
Subsequent Events Consideration
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three and nine months ended September 24, 2016.
Recently Issued and Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a retrospective transition method to each period presented. We are currently evaluating the impact of the adoption of ASU 2016-15 on our statements of consolidated operations and cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation- Stock Compensation (Topic 718). The guidance changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes providing for withholding at the employee's maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial position and results of operations.
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
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

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
2. Fair Value Measurements
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 24, 2016 and December 26, 2015 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	September 24, 2016				December 26, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$20,465	$—	$—	$20,465	$25,420	$—	$—	$25,420
Certificates of deposit	$15,000	$—	$—	$15,000	$—	$—	$—	$—
Total assets	$35,465	$—	$—	$35,465	$25,420	$—	$—	$25,420

Liabilities:
Contingent acquisition consideration (included in current liabilities of discontinued operations)	$—	$—	$—	$—	$8,163	$—	$7,878	$16,041
Total liabilities	$—	$—	$—	$—	$8,163	$—	$7,878	$16,041
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration which represents recurring measurements that are classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

September 24, 2016
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
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. In the three and nine months ended September 24, 2016 and September 26, 2015, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
3. Discontinued Operations
During the third quarter of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down, as it was no longer a strategic priority. In the fourth quarter of fiscal 2015, we made the decision to shut down the business and had substantially completed our plans for exiting the business. As such, financial results of Citrus Lane have been presented within income (loss) from discontinued operations, net of tax on the consolidated statements of operations for the three and nine months ended September 24, 2016 and September 26, 2015. Assets and liabilities of Citrus Lane to be disposed of are presented as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheets as of September 24, 2016 and December 26, 2015.
In February 2016, we entered into a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement related to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million in contingent consideration payments that were valued at $16.0 million as of December 26, 2015 ($16.4 million was the undiscounted value at the time of the acquisition) that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In exchange, the former shareholders forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the February 2016 settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the February 2016 settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. We retired these shares of common stock as of September 24, 2016. As a result of this settlement, and based on our assessment that there was not a clear and direct link to the original consideration transferred at the acquisition date, we have recognized a gain within income (loss) from discontinued operations on the consolidated statements of operations for the nine months ended September 24, 2016 of $8.0 million.
The following table presents financial results of the Citrus Lane business included in income (loss) from discontinued operations, net of tax for the nine months ended September 24, 2016 and September 26, 2015 (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Revenue	$—	$2,714	$101	$8,535
Cost of revenue	4	3,432	101	9,302
Operating expenses:
Selling and marketing	—	785	54	2,096
Research and development	—	295	11	1,084
General and administrative	45	396	(7,858)	2,224
Depreciation and amortization	—	25	8	95
Impairment of goodwill and intangible assets	—	8,766	—	8,766
Operating (loss) income	(49)	(10,985)	7,785	(15,032)
Other expense, net	—	—	—	—
(Loss) income from discontinued operations before income taxes	(49)	(10,985)	7,785	(15,032)
Provision for income tax	—	—	—	—
Net (loss) income from discontinued operations	$(49)	$(10,985)	$7,785	$(15,032)
The major components of current assets and current liabilities of the Citrus Lane business were as follows (in thousands):

	September 24, 2016	December 26, 2015
Assets
Accounts receivable	$152	$92
Prepaid expenses and other current assets	60	28
Inventory	—	319
Total current assets	212	439
Property and equipment, net	—	9
Total assets	$212	$448

Liabilities
Accounts payable	$—	$435
Accrued expenses and other liabilities	212	1,325
Deferred revenue	—	82
Current contingent acquisition consideration	—	16,041
Total liabilities	$212	$17,883

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

4. Supplemental Balance Sheet Information
The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	September 24, 2016	December 26, 2015

Computer equipment	$2,349	$2,236
Furniture and fixtures	1,572	1,611
Software	1,375	1,374
Leasehold improvements	3,857	3,847
Total	9,153	9,068
Less accumulated depreciation	(3,881)	(2,697)
Property and equipment, net	$5,272	$6,371
Depreciation expense for the three months ended September 24, 2016 and September 26, 2015 was $0.4 million and $0.4 million, respectively, and for the nine months ended September 24, 2016 and September 26, 2015 was $1.2 million and $1.2 million, respectively.
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	September 24, 2016	December 26, 2015

Payroll and compensation	$4,262	$5,167
Marketing expenses	5,913	3,451
Other accrued expenses	4,681	3,795
Total accrued expenses and other current liabilities	$14,856	$12,413

5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 26, 2015	$58,631
Effect of currency translation	425
Balance as of September 24, 2016	$59,056

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

September 24, 2016
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,431	(4,201)	230	2.8
Proprietary software	5,211	(4,408)	803	1.4
Website	50	(50)	—	0.0
Training materials	30	(30)	—	0.0
Non-compete agreements	131	(121)	10	0.9
Leasehold interests	170	(105)	65	2.6
Caregiver relationships	291	(291)	—	0.0
Customer relationships	8,798	(8,181)	617	6.4
Total	$19,354	$(17,387)	$1,967

December 26, 2015
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,417	(4,133)	284	3.5
Proprietary software	4,751	(3,802)	949	1.6
Website	50	(44)	6	0.6
Training materials	30	(30)	—	0.0
Non-compete agreements	130	(111)	19	1.6
Leasehold interests	170	(86)	84	3.4
Caregiver relationships	285	(285)	—	0.0
Customer relationships	8,782	(6,977)	1,805	3.1
Total	$18,857	$(15,468)	$3,389
Amortization expense was $1.9 million and $2.9 million for the nine months ended September 24, 2016 and September 26, 2015, respectively. Of these amounts, $1.3 million and $2.4 million was classified as a component of depreciation and amortization, and $0.6 million and $0.5 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the nine months ended September 24, 2016 and September 26, 2015, respectively.
As of September 24, 2016, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2016 remaining	241
2017	689
2018	344
2019	146
2020	96
Thereafter	209
Total	$1,725

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
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
7. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Cost of revenue	$79	$75	$233	$171
Selling and marketing	232	250	646	662
Research and development	284	260	793	575
General and administrative	1,156	890	3,093	2,361
(Loss) income from discontinued operations	—	109	8	410
Total stock-based compensation	$1,751	$1,584	$4,773	$4,179
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the nine months ended September 24, 2016, we granted 0.7 million restricted stock units (RSUs) to certain employees, directors, and consultants and 0.5 million performance based RSUs to certain members of senior management. Each recipient of performance based RSUs is eligible to receive up to 100% of the shares granted on the achievement of certain financial targets for fiscal 2016. If those targets are reached, the award will vest over a four-year period retroactive to March 2016 as continued services are performed. During the nine months ended September 24, 2016, we determined that the performance based RSUs were improbable of vesting, and as such all expense previously taken on the performance based RSUs was cumulatively reversed.
RSUs are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the RSUs is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share.  The weighted-average grant-date fair value per vested RSU share and the total fair value of vested shares from RSU grants was $7.30 and $2.8 million, respectively, for the nine months ended September 24, 2016. During the nine months ended September 26, 2015, 1.6 million RSUs were granted to employees, directors and consultants, and 0.2 million performance based RSUs were granted to certain members of senior management.
During the nine months ended September 24, 2016, we granted 1.4 million stock options to certain employees and directors at a weighted average grant-date fair value per share of $6.88. During the nine months ended September 26, 2015, no stock options were granted to employees.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

Nine Months Ended
	September 24, 2016	September 26, 2015
Risk-free interest rate	1.19 - 1.63%	N/A
Expected term (years)	6.25	N/A
Volatility	33.8 - 38.2%	N/A
Expected dividend yield	—	N/A
A summary of stock option and RSU activity for the nine months ended September 24, 2016 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 26, 2015	3,482	5.93	$6.52	$8,891	1,306	$7.42
Granted(1)	1,410		$6.88		1,127	6.75
Settled (RSUs)	—		—		(385)	7.30
Exercised	(278)		$4.01		—	—
Canceled and forfeited	(170)		$11.38		(108)	6.89
Outstanding as of September 24, 2016	4,444	6.77	$6.60	$21,034	1,940	$7.08
Vested and exercisable as of September 24, 2016	2,869	5.54	$5.72	$15,995	N/A	N/A
Vested and expected to vest as of September 24, 2016(2)	4,205	6.62	$6.54	$20,230	1,252	$7.21
____________________________
(1) For RSUs, includes both time-based and performance-based restricted stock units
(2) Options and RSUs expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of September 23, 2016, the final trading day of the nine months ended September 24, 2016, was $10.46. The total intrinsic value of options exercised and RSUs vested was approximately $4.3 million for the nine months ended September 24, 2016. The aggregate fair value of the options that vested during the nine months ended September 24, 2016 was $1.7 million.
As of September 24, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and RSUs was approximately $4.4 million and $8.7 million, respectively, which is expected to be recognized over a weighted-average period of 2.9 years and 2.9 years, respectively, to the extent they are probable of vesting. As of September 24, 2016, we had 2.4 million shares available for grant under the 2014 Plan.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

Common Stock
As of September 24, 2016, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

September 24, 2016
Options issued and outstanding	4,444
Restricted stock units issued and outstanding	1,940
Common stock available for stock-based award grants under incentive award plans	2,370
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	4,473
Total	13,227

On June 27, 2016, we entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) to repurchase an aggregate of 3.7 million shares of common stock at a price of $8.25 per share (the “Stock Repurchase”) from Matrix Partners VII, L.P. and Weston & Co. VII LLC, as Nominee (together, the “Sellers”). The Stock Repurchase closed on June 29, 2016. Pursuant to the Stock Repurchase Agreement, the Sellers are subject to a 90-day lock-up provision related to the remaining shares of common stock they hold following the closing of the Stock Repurchase. The shares were subsequently retired by the board of directors during the third quarter of 2016.
8. Net (Loss) Income per Share Attributable to Common Stockholders
Basic net (loss) income per share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. We apply the two-class method to calculate basic and diluted net (loss) income per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. For the three and nine months ended September 24, 2016 and the three and nine months ended September 26, 2015, we were in a loss position from continuing operations for each of these periods, and the Series A Preferred Stockholders do not contractually participate in losses, as such, we added the Series A Preferred Stock dividends to the loss from continuing operations to calculate the loss attributable to common stockholders in order to calculate the numerator used in the net (loss) income per share. We compute diluted net (loss) income per common share using income (loss) from continuing operations as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Preferred Stock, including accrued dividends, outstanding during the period, except where the effect of such securities would be antidilutive. For the three and nine months ended September 24, 2016 and September 26, 2015, we incurred a loss from continuing operations, and as such, there are no potential common shares with a dilutive impact.
The calculations of basic and diluted net (loss) income per share and basic and dilutive weighted-average shares outstanding for the three and nine months ended September 24, 2016 and September 26, 2015 were as follows (in thousands, except per share data):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Numerators:
Loss from continuing operations	$(1,221)	$(6,364)	$(5,719)	$(21,565)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(616)	—	(616)	—
Net loss from continuing operations attributable to common stockholders - basic and diluted	(1,837)	(6,364)	(6,335)	(21,565)
(Loss) income from discontinued operations attributable to common stockholders - basic and diluted	(49)	(10,985)	7,785	(15,032)
Net (loss) income attributable to common stockholders	$(1,886)	$(17,349)	$1,450	$(36,597)

Denominator:
Weighted-average shares outstanding - basic and diluted	28,769	32,069	31,045	31,938

Net (loss) income per share attributable to common stockholders (Basic and diluted):
Loss from continuing operations attributable to common stockholders	$(0.06)	$(0.20)	$(0.20)	$(0.68)
(Loss) income from discontinued operations attributable to common stockholders	—	(0.34)	0.25	(0.47)
Net (loss) income per share attributable to common stockholders	$(0.06)	$(0.54)	$0.05	$(1.15)
The following equity shares were excluded from the calculation of diluted net loss per share from continuing operations and discontinued operations because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Stock options	4,444	3,804	4,444	3,804
Restricted stock units	1,940	1,667	1,940	1,667
Contingent consideration	—	106	—	106
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	4,473	—	4,473	—

9. Preferred Stock
Preferred Stock consists of the following at September 24, 2016 (in thousands, except shares):

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference (as of June 29, 2023)	Carrying Value	Common Stock Issuable Upon Conversion (as of June 29, 2023)
Series A	46,350	June 29, 2016	46,350	$67,763	$46,966	6,453,660

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

There was no Preferred Stock outstanding at December 26, 2015.
Please refer to the Certificate of Designations filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on June 29, 2016, for definitions of all capitalized terms not otherwise defined below.

Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock)
On June 29, 2016 (the “Closing Date”), we announced the entry into an Investment Agreement, dated as of June 29, 2016 with Google Capital relating to the issuance and sale to Google Capital of 46.4 thousand shares of our Series A Redeemable Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for an aggregate purchase price of $46.4 million, or $1,000 per share. We incurred issuance costs of $2.1 million. We elected to accrete all issuance costs that were netted against the proceeds upon issuance of the Series A Preferred Stock.
The Series A Preferred Stock has the following rights and preferences:
Voting
The holders of Series A Preferred Stock have full voting rights and powers equal to the rights and powers of holders of shares of Common Stock, with respect to any matters upon which holders of shares of Common Stock have the right to vote. Holders of Series A Preferred Stock are entitled to the number of votes equal to the number of whole shares of Common Stock into which such share of Series A Preferred Stock could be converted at the record date for determination of the stockholders entitled to vote on such matters.
Additionally, at any time when at least 50% of the shares of the Series A Preferred Stock purchased from the Company pursuant to the Investment Agreement are outstanding, the Company cannot, without the written consent or affirmative vote of the holders of a majority of the then outstanding shares of preferred stock, (a) amend the Certificate of Incorporation in a manner that adversely affects the preferences or rights of the preferred stock; (b) authorize or issue capital stock unless it ranks equal to or junior to the preferred stock, or increase the authorized number of shares of preferred stock; or (c) reclassify or amend any existing security of the Company that is equal to or junior to the preferred stock to render such security senior to the Series A Preferred Stock.
Dividends
The Series A Preferred Stock ranks senior to the shares of our Common Stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at a rate of 5.50% per annum during the period from the Closing Date to the seventh anniversary of the Closing Date, payable semi-annually in arrears. Dividends are paid in additional Liquidation Preference per share of Series A Preferred Stock.
Liquidation Preference
The Series A Preferred Stock has a Liquidation Preference of $1,000 per share plus all Accrued and Unpaid Dividends. The Series A Preferred Stock ranks senior to the Common Stock with respect to rights upon liquidation, winding-up and dissolution.
Conversion
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock at an initial Conversion Price of $10.50 per share, which rate is subject to adjustment upon the occurrence of certain events. At any time after the seventh anniversary of the Closing Date, and if between the fifth anniversary and the seventh anniversary of the Closing Date, the consolidated closing price of the Common Stock equals or exceeds 150% of the then prevailing Conversion Price for at least 20 trading days in any period of 30 consecutive trading days, including the last trading day of such 30-day period, then following such time, all or some of the Series A Preferred Stock may be converted, at our election, into the relevant number of shares of Common Stock.
Redemption
At our option, at any time after the seventh anniversary of the Closing Date, all of the Series A Preferred Stock may be redeemed by us at the then current Liquidation Preference plus Accrued and Unpaid Dividends after giving the holders of Series A Preferred Stock the ability to convert their shares into Common Stock. At any point after the seventh anniversary of the Closing Date, each holder of the Series A Preferred Stock may cause us to redeem all of such holder’s Series A Preferred Stock

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

at the then current Liquidation Preference plus Accrued and Unpaid Dividends. We elected to accrete all issuance costs that were netted against the proceeds upon issuance of the Series A Preferred Stock. We will accrete the carrying value of the Series A Preferred Stock to the redemption value through June 29, 2023, which is the seventh anniversary of the Closing Date, at a rate of 5.50% per annum, which represents the cumulative dividends owed on the Series A Preferred Stock, using the interest rate method.
Change in Control Events
Upon certain change of control events involving the Company, holders of Series A Preferred Stock can elect to either (1) convert the Series A Preferred Stock to Common Stock at the then current Conversion Price or (2) require us to redeem the Series A Preferred Stock for 150% of the then current Liquidation Preference plus Accrued and Unpaid Dividends, provided that in the case of a change of control event in which the Common Stock is converted into or canceled for cash or publicly traded securities, such conversion or redemption will be mandatory, with the selection deemed to be in favor of the alternative that would result in holders of Series A Preferred Stock receiving the greatest consideration.
Board of Directors Seat
Pursuant to the Investment Agreement and the Certificate of Designations, we have agreed that, so long as Google Capital or its affiliates beneficially own at least 50% of the shares of Series A Preferred Stock purchased in the transaction, the holders of Series A Preferred Stock shall have the right to elect one member of the board of directors, and Google Capital has the right to designate the nominee for such position.
Standstill Restrictions
Pursuant to the Investment Agreement, Google Capital is subject to certain standstill restrictions, including, among other things, that Google Capital is restricted from acquiring additional securities of the Company until the later of (a) the 18 month anniversary of the Closing Date and (b) the date that no Google Capital designee serves on the Company’s board of directors. Subject to certain customary exceptions, Google Capital is restricted from transferring the Series A Preferred Stock or, if converted, any shares of Common Stock underlying the Series A Preferred Stock until the earlier of the 18 month anniversary of the Closing Date or immediately prior to a change of control of the Company.

10. Income Taxes
We recorded income tax expense of $0.3 million and $0.3 million for the three months ended September 24, 2016 and September 26, 2015, respectively, and $1.0 million and $1.2 million for the nine months ended September 24, 2016 and September 26, 2015, respectively. The tax provision recorded for the three and nine months ended September 24, 2016 related to the amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards. Our tax provision for the three and nine months ended September 26, 2015 related to the amortization of Care.com HomePay goodwill for tax purposes for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
11. Segment and Geographical Information
We consider operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Prior to our decision to exit the Citrus Lane business in fiscal 2015, we had determined that we had two operating and reporting segments, CRCM Businesses, Excluding Citrus Lane, and Citrus Lane. Subsequent to our decision to exit the Citrus Lane business, we have concluded that we have a single operating and reportable segment.
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
United States	$37,293	$33,340	$107,993	$92,835
International	3,498	2,839	10,248	8,296
Total revenue	$40,791	$36,179	$118,241	$101,131

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(As a percentage of revenue)
United States	91%	92%	91%	92%
International	9%	8%	9%	8%
Total revenue	100%	100%	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
12. Restructuring Charges
On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot headquarters facility located in Waltham, Massachusetts.
During the quarter ended June 25, 2016, we recorded a $0.5 million sublease loss liability and related expenses of $0.2 million for the expected loss on the sublease, in accordance with ASC 840-20 Leases, because the monthly payments we expect to receive under the sublease are less than the amounts that we will owe the lessor for the sublease space. The sublease term is less than the remaining term under the original lease, and thus we do not believe we have met a cease use date as we may re-enter the space following the sublease. The fair value of the liability was determined using the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments we will receive under the sublease. The sublease loss was recorded as part of restructuring expense in the consolidated statement of operations. The following table presents the change in restructuring liability from December 26, 2015 to September 24, 2016 (in thousands):

September 24, 2016
Restructuring Liability
Balance as of December 26, 2015	$—
Restructuring charges	714
Payments	(258)
Changes in estimate	(10)
Accretion of sublease liability	(51)
Balance as of September 24, 2016	$395

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2016
(unaudited)

13. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Interest income	$80	$—	$151	$86
Interest expense	(1)	19	(3)	(63)
Gain (loss) on exchange	(147)	(287)	(358)	(992)
Other income (expense), net	1	(4)	—	(7)
Total expense, net	$(67)	$(272)	$(210)	$(976)

14. Related Party Transactions

We had the following transactions with related parties during the period:
Series A Preferred Stock Issuance to Google Capital 2016, L.P.
On June 29, 2016, we issued Series A Preferred Stock to Google Capital 2016, L.P., as described in Note 9. As a result of this transaction, Alphabet Inc., the ultimate parent of Google Capital 2016, L.P., and all related affiliates of Alphabet Inc. are considered to be related parties. During the nine months ended September 24, 2016, we had recorded $1.0 million of revenue from Care@Work arrangements with Alphabet Inc. and its affiliates. During the nine months ended September 24, 2016, we incurred $11.6 million of selling and marketing expenses for internet based marketing services with Alphabet Inc. and its affiliates. As of September 24, 2016, we had $0.2 million and $0.1 million of accounts receivable and unbilled accounts receivable, respectively, recorded with Alphabet Inc. and its affiliates. As of September 24, 2016, we had $0.2 million, $1.4 million, and $1.1 million of deferred revenue, accounts payable, and accrued expenses and other current liabilities, respectively, recorded with Alphabet Inc. and its affiliates.
Repurchase of Common Stock from Matrix Partners VII, L.P. and Weston & Co. VII LLC
On June 27, 2016, we entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) to repurchase an aggregate of 3.7 million shares of common stock at a price of $8.25 per share (the “Stock Repurchase”) from Matrix Partners VII, L.P. and Weston & Co. VII LLC, as Nominee (together, the “Sellers”). The Stock Repurchase closed on June 29, 2016. Pursuant to the Stock Repurchase Agreement, the Sellers were subject to a 90-day lock-up provision related to the remaining shares of common stock they held following the closing of the Stock Repurchase.

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
Overview

We are the world’s largest online marketplace for finding and managing family care. We have more than 22.0 million members, including 12.4 million families and 9.6 million caregivers, spanning 19 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced steady growth in revenue and members. Our members increased to 22.0 million as of September 24, 2016 from 17.8 million as of September 26, 2015, representing a 23% annual growth rate. Our revenue has increased to $118.2 million for the nine months ended September 24, 2016 from $101.1 million for the nine months ended September 26, 2015. We experienced net losses from continuing operations of $4.8 million and $20.4 million in the nine months ended September 24, 2016 and September 26, 2015, respectively. We experienced net income from discontinued operations of $7.8 million in the nine months ended September 24, 2016 and net losses from discontinued operations of $15.0 million in the nine months ended September 26, 2015.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per member - U.S. Consumer Business):

	As of
	September 24, 2016	September 26, 2015
Total members	21,968	17,827
Total families	12,383	10,112
Total caregivers	9,585	7,715
Paying families - U.S. Consumer Business	291	296
Monthly average revenue per paying family - U.S. Consumer Business	$39	$37
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested enough in them to have registered. Our total members increased 23% as of September 24, 2016, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying families and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total families also includes subscribers of our Care.com HomePay service. Our total families increased 22% as of September 24, 2016, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 24% as of September 24, 2016, compared to the corresponding period in the prior fiscal year.
Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business decreased 2% as of September 24, 2016, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Paying Family - U.S. Consumer Business. We define monthly average revenue per paying family, or ARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe ARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families - while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business ARPPF as of September 24, 2016 increased 5% compared to the corresponding period in the prior fiscal year.
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
• adjusted EBITDA does not reflect discontinued operations;
• adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
• adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not include accretion of Series A Redeemable Convertible Preferred Stock dividends;
• adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
• other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside our GAAP financial results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Loss from continuing operations	$(1,221)	$(6,364)	$(5,719)	$(21,565)

Federal, state and franchise taxes	395	310	1,211	1,302
Other expense, net	67	272	210	976
Depreciation and amortization	756	1,229	3,070	4,066
EBITDA	(3)	(4,553)	(1,228)	(15,221)

Stock-based compensation	1,751	1,475	4,765	3,769
Merger and acquisition related costs	26	32	100	135
Restructuring related costs	—	—	714	—
Adjusted EBITDA	$1,774	$(3,046)	$4,351	$(11,317)
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
• Income taxes; and
• Stock-based compensation.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed on March 1, 2016 with the exception of investments, net (loss) income per share attributable to common stockholders and preferred stock. Please refer to Note 1 for further detail.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Revenue	$40,791	$36,179	$118,241	$101,131
Cost of revenue	8,396	6,894	23,257	19,796
Operating expenses:
Selling and marketing	20,075	21,343	58,103	59,796
Research and development	5,115	5,514	15,026	15,145
General and administrative	7,445	7,199	23,197	22,301
Depreciation and amortization	582	1,062	2,501	3,518
Restructuring charges	—	—	714	—
Total operating expenses	33,217	35,118	99,541	100,760
Operating loss	(822)	(5,833)	(4,557)	(19,425)
Other expense, net	(67)	(272)	(210)	(976)
Loss from continuing operations before income taxes	(889)	(6,105)	(4,767)	(20,401)
Provision for income taxes	332	259	952	1,164
Loss from continuing operations	(1,221)	(6,364)	(5,719)	(21,565)
(Loss) income from discontinued operations, net of tax	(49)	(10,985)	7,785	(15,032)
Net (loss) income	(1,270)	(17,349)	2,066	(36,597)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(616)	—	(616)	—
Net (loss) income attributable to common stockholders	$(1,886)	$(17,349)	$1,450	$(36,597)
Net (loss) income per share attributable to common stockholders (Basic and diluted):
Loss from continuing operations attributable to common stockholders	$(0.06)	$(0.20)	$(0.20)	$(0.68)
(Loss) income from discontinued operations attributable to common stockholders	—	(0.34)	0.25	(0.47)
Net (loss) income per share attributable to common stockholders	$(0.06)	$(0.54)	$0.05	$(1.15)
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic and diluted	28,769	32,069	31,045	31,938
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Cost of revenue	$79	$75	$233	$171
Selling and marketing	232	250	646	662
Research and development	284	260	793	575
General and administrative	1,156	890	3,093	2,361
(Loss) income from discontinued operations	—	109	8	410
Total stock-based compensation	$1,751	$1,584	$4,773	$4,179
The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Revenue	100%	100%	100%	100%
Cost of revenue	21%	19%	20%	20%
Operating expenses:
Selling and marketing	49%	59%	49%	59%
Research and development	13%	15%	13%	15%
General and administrative	18%	20%	20%	22%
Depreciation and amortization	1%	3%	2%	3%
Restructuring charges	—%	—%	1%	—%
Total operating expenses	81%	97%	84%	100%
Operating loss	(2)%	(16)%	(4)%	(19)%
Other expense, net	—%	(1)%	—%	(1)%
Loss from continuing operations before income taxes	(2)%	(17)%	(4)%	(20)%
Provision for income taxes	1%	1%	1%	1%
Loss from continuing operations	(3)%	(18)%	(5)%	(21)%
(Loss) income from discontinued operations, net of tax	—%	(30)%	7%	(15)%
Net (loss) income	(3)%	(48)%	2%	(36)%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(2)%	—%	(1)%	—%
Net (loss) income attributable to common stockholders	(5)%	(48)%	1%	(36)%
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
Other Revenue
Other revenue includes revenue generated from international markets. This revenue is typically recognized on a daily basis over the term of a member’s subscription. Other revenue also includes revenue generated through contracts that provide corporate employers access to certain of our products and services, as well as, on-demand back-up care through our Care@Work solution. This product offering is typically sold through the use of an annual contract with an automatic renewal clause. Revenue related to this offering is recognized on a daily basis over the subscription term. Additionally, we generate revenue through our marketing solutions offering, which is designed to provide care-related businesses an efficient and cost-effective way to target qualified families seeking care services, and through our recruiting solutions offering, which allows care-related businesses to recruit caregivers for full-time and part-time employment. Revenue related to these product offerings is typically recognized in the period earned.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
	(in thousands, except percentages)
Revenue	$40,791	$36,179	$4,612	13%	$118,241	$101,131	$17,110	17%
Comparison of the Three Months Ended September 24, 2016 and September 26, 2015
The change was primarily attributed to an increase of $2.1 million in our consumer matching business, principally related to a higher number of paying families and caregivers and higher average revenue per paying family. Additionally, there were increases in Care@Work, consumer payment solutions, and marketing and recruiting solutions offerings of $1.0 million, $0.8 million, and $0.4 million, respectively.
Comparison of the Nine Months Ended September 24, 2016 and September 26, 2015
The change was primarily attributed to an increase of $10.4 million in our consumer matching business, principally related to a higher number of paying families and caregivers and higher average revenue per paying family. Additionally, there were increases in consumer payment solutions, Care@Work, and background checks of $2.7 million, $2.3 million, and $0.9 million, respectively.
Cost of Revenue
Our cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments, the cost of background checks run on both families and caregivers and costs associated with back-up care. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions and website intangible assets. We currently expect cost of revenue to increase on an absolute basis in the near term as we continue to expand our related customer base.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$8,396	$6,894	$1,502	22%	$23,257	$19,796	$3,461	17%
Percentage of revenue	21%	19%			20%	20%

Comparison of the Three Months Ended September 24, 2016 and September 26, 2015
The change was primarily related to increased costs in member servicing and background checks of $1.1 million, credit card fees of $0.5 million, and compensation and related costs of $0.3 million. These were off-set by a decrease in hosting fees of $0.3 million.
Comparison of the Nine Months Ended September 24, 2016 and September 26, 2015
The change was primarily related to increased costs in member servicing and background checks of $1.9 million, higher compensation and related costs of $1.2 million, and credit card fees of $0.7 million. These were partially off-set by decreases in hosting expenses of $0.3 million.
Selling and Marketing
Our selling and marketing expenses primarily consist of customer acquisition marketing, including television advertising, branding, other advertising and public relations costs, as well as allocated facilities and other supporting overhead costs. In addition, sales and marketing expenses include salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. We plan to continue to invest in sales and marketing to grow our current customer base, continue building brand awareness, and expand our global footprint. In the near term, we expect sales and marketing expenses to increase and to be our largest expense on an absolute dollar basis and be consistent as a percentage of revenue.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$20,075	$21,343	$(1,268)	(6)%	$58,103	$59,796	$(1,693)	(3)%
Percentage of revenue	49%	59%			49%	59%
Comparison of the Three Months Ended September 24, 2016 and September 26, 2015
The change principally related to a reduction in spending on acquisition marketing and marketing programs of $1.2 million and $0.4 million, respectively. These were partially off-set by increases in compensation costs of $0.3 million.
Comparison of the Nine Months Ended September 24, 2016 and September 26, 2015
The change principally related to a reduction in spending on marketing programs and acquisition marketing of $1.7 million and $0.8 million, respectively. These were partially off-set by increases in compensation costs and consulting expenses of $0.6 million and $0.3 million, respectively.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
	(in thousands, except percentages)
Research and development	$5,115	$5,514	$(399)	(7)%	$15,026	$15,145	$(119)	(1)%
Percentage of revenue	13%	15%			13%	15%
Comparison of the Three Months Ended September 24, 2016 and September 26, 2015
The change was primarily related to decreases in compensation and occupancy expenses of $0.3 million and $0.1 million, respectively.
Comparison of the Nine Months Ended September 24, 2016 and September 26, 2015
The change was primarily related to decreases in compensation expenses and occupancy expenses of $0.3 million and $0.1 million, respectively. This was partially off-set by increases in expenses related to consulting of $0.3 million.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$7,445	$7,199	$246	3%	$23,197	$22,301	$896	4%
Percentage of revenue	18%	20%			20%	22%
Comparison of the Three Months Ended September 24, 2016 and September 26, 2015
The change was primarily related to higher compensation related expenses of $0.5 million primarily due to stock-based compensation, and an increase in hosted applications expense of $0.3 million. These were partially off-set by decreases in consulting expense of $0.4 million, respectively.
Comparison of the Nine Months Ended September 24, 2016 and September 26, 2015
The change was primarily related to higher compensation related expenses of $1.4 million primarily due to stock-based compensation, as well as increases in bad debt, hosted applications, and IT operations expenses of $0.4 million, $0.3 million, and $0.2 million, respectively. These were partially off-set by reductions in consulting, and recruiting of $0.9 million and $0.4 million, respectively.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. We expect that depreciation and amortization expenses will increase as we continue to expand our technology infrastructure.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$582	$1,062	$(480)	(45)%	$2,501	$3,518	$(1,017)	(29)%
Percentage of revenue	1%	3%			2%	3%
Comparison of the Three and Nine Months Ended September 24, 2016 and September 26, 2015
The change was primarily attributed with certain intangible assets reaching the end of their useful lives during fiscal 2015 and 2016. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $1.6 million.
Restructuring Charges
Restructuring charges consists primarily of costs associated with the sub-lease of certain portions of our facilities.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$—	$—	$—	100%	$714	$—	$714	100%
Percentage of revenue	—%	—%			1%	—%
Comparison of the Nine Months Ended September 24, 2016 and September 26, 2015
The change was attributed the sublet of a portion of our Waltham headquarters during the nine months ended September 24, 2016.
Other Expense, net
Other expense, net consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
	(in thousands, except percentages)
Other expense, net	$(67)	$(272)	$205	(75)%	$(210)	$(976)	$766	(78)%
Percentage of revenue	—%	(1)%			—%	(1)%
Comparison of the Three Months September 24, 2016 and September 26, 2015
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the British Pound Sterling during the three months ended September 24, 2016 compared to the three months ended September 26, 2015.

Comparison of the Nine Months Ended September 24, 2016 and September 26, 2015
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the British Pound Sterling during the nine months ended September 24, 2016 compared to the nine months ended September 26, 2015.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$332	$259	$73	28%	$952	$1,164	$(212)	(18)%
Percentage of revenue	1%	1%			1%	1%
Comparison of the Three and Nine Months Ended September 24, 2016 and September 26, 2015
The change was primarily due to the income tax expense related to the amortization of goodwill associated with the acquisition of HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
(Loss) Income from Discontinued Operations, Net of Taxes

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 24, 2016	September 26, 2015	$ Change	% Change	September 24, 2016	September 26, 2015	$ Change	% Change
	(in thousands, except percentages)
(Loss) income from discontinued operations, net of tax	$(49)	$(10,985)	$10,936	(100)%	$7,785	$(15,032)	$22,817	(152)%
Percentage of revenue	—%	(30)%			7%	(15)%
Comparison of the Three and Nine Months Ended September 24, 2016 and September 26, 2015
The increase was related to a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement related to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million for contingent consideration payments that were fair valued at $16.0 million as of December 26, 2015 that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In connection with the settlement, the former shareholders forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. As a result of this settlement, we recognized a gain within income (loss) from discontinued operations on the consolidated statements of operations for the nine months ended September 24, 2016 of $8.0 million.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands)

	Nine Months Ended
	September 24, 2016	September 26, 2015
Cash flow provided by (used in):
Operating activities - continuing operations	$7,557	$(1,946)
Operating activities - discontinued operations	2,441	(4,505)
Investing activities - continuing operations	(15,572)	(4,212)
Investing activities - discontinued operations	—	(2)
Financing activities - continuing operations	14,814	(1,210)
Financing activities - discontinued operations	(14,510)	—
Effect of exchange rates on cash balances	(137)	(270)
Decrease in cash and cash equivalents	$(5,407)	$(12,145)
As of September 24, 2016, we had cash and cash equivalents and short-term investments of $70.8 million, which consisted of $55.8 million in cash and cash equivalents and $15.0 million in short-term investments. Cash and cash equivalents and short-term investments consist of cash, certificates of deposit, and money market funds. Cash held internationally as of September 24, 2016 was $4.5 million. During the three months ended September 24, 2016, we purchased $15.0 million of short term investments, which is an outflow from investing activities and excluded from cash and cash equivalents in the table above. This reclassification was reflected as an investment activity outflow of cash from continuing operations in our consolidated statement of cash flows. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Nine Months Ended September 24, 2016
Cash from operating activities by continuing operations provided $7.6 million during the nine months ended September 24, 2016. This amount resulted from a net loss from continuing operations of $5.7 million, adjusted for non-cash items of $8.9 million, and a net $4.4 million source of cash due to changes in working capital.
Non-cash expenses within net income consisted primarily of $4.8 million for stock-based compensation and $3.1 million of depreciation and amortization expense.
Increases in operating liabilities and decreases operating assets resulted in a net source of $4.4 million of cash within operating activities. The increase in working capital was primarily due to an increase in deferred revenue, accrued expenses and other current liabilities, and other non-current liabilities of $3.5 million, $2.2 million, and $1.0 million, respectively. These were partially offset by decreases in prepaid expenses and other current assets, unbilled accounts receivable, accounts receivable of $1.0 million, $0.6 million, and $0.5 million respectively.
Cash provided by discontinued operations totaled $2.4 million. This amount resulted from a net income from discontinued operations of $7.8 million, partially offset by a net $5.4 million use of cash from changes in working capital and non-cash related adjustments.
Nine Months Ended September 26, 2015
Cash from operating activities for continuing operations used $1.9 million during the nine months ended September 26, 2015. This amount resulted from a net loss of $21.6 million, adjusted for non-cash items of $9.8 million, and a net $9.9 million source of cash due to changes in working capital.

Non-cash expenses within net loss consisted primarily of $4.1 million for depreciation and amortization, $3.8 million of stock-based compensation expense and $1.1 million in deferred taxes.
An increase in operating liabilities and a decrease in operating assets contributed $9.9 million to net cash provided by operating activities. The primary sources of cash were derived from an increases in accrued expenses and other liabilities of $7.7 million, deferred revenue of $3.5 million, and other non-current liabilities of $0.6 million, respectively. Furthermore, a decrease in prepaid expenses and other current assets of $1.6 million provided a source of cash. These were partially offset by a decrease in accounts payable of $2.3 million, and decreases in accounts receivable and unbilled accounts receivable of $0.9 million and $0.3 million, respectively.
Cash used in discontinued operations totaled $4.5 million. This amount resulted from a net loss from discontinued operations of $15.0 million, adjusted for non-cash items of $11.1 million, and off-set by a net $0.6 million use of cash due to changes in working capital.
Investing Activities
Nine Months Ended September 24, 2016
Cash used in investing activities totaled $15.6 million, primarily related to the purchase of short-term investments of $15.0 million, the purchase of Kinsights Inc., the developer and operator of an online community platform and service, for $0.4 million and purchases of property and equipment of $0.2 million. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Nine Months Ended September 26, 2015
Cash used in investing activities totaled $4.2 million, primarily related to property and equipment purchases related to our new corporate headquarters. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Financing Activities
Nine Months Ended September 24, 2016
Cash provided by financing activities for continued operations totaled $14.8 million, primarily related to the net cash proceeds received from the issuance of the Series A Preferred Stock of $44.2 million and the exercise of common stock options of $1.1 million. This was off-set by the repurchase of common stock for $30.5 million.
Cash from financing activities for discontinued operations used $14.5 million related to the payment associated with the Citrus Lane settlement.
Nine Months Ended September 26, 2015
Cash used in financing activities for continued operations totaled $1.2 million. This was attributed to $1.8 million related to payments of contingent consideration previously established in purchase accounting, partially offset by $0.6 million in proceeds from the exercise of common stock options.
Investment Agreement between Care.com and Google Capital 2016, L.P.
On June 29, 2016, we announced our entry into an Investment Agreement with Google Capital 2016, L.P. (“Google Capital”) relating to the issuance and sale (the “Transaction”) to Google Capital of 46.4 thousand shares of the Company’s Series A Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $46.35 million, or $1,000 per share. The Transaction closed on June 29, 2016. We utilized a portion of the proceeds from the Transaction to repurchase an aggregate of 3.7 million shares of common stock at a price of $8.25 per share from Matrix Partners VII, L.P. and Weston & Co. VII LLC. This repurchase also closed on June 29, 2016.
The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has a liquidation preference of $1,000 per share (equal to the original issuance price) plus all Accrued and Unpaid Dividends. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at a rate of 5.50% per annum during the period from the date of the issuance of the Series A Preferred Stock (the “Closing Date”) to the seventh anniversary of the Closing Date, payable semi-annually in arrears. Dividends shall be paid in additional Liquidation Preference (as defined in the Certificate of Designations) per share of Series A Preferred Stock.
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock at an initial conversion price of $10.50 per share, which rate will be subject to adjustment upon the occurrence of certain events. At any time after the seventh anniversary of the Closing Date, and if between the fifth anniversary and the seventh anniversary of the Closing Date, the consolidated closing price of the Common Stock equals or exceeds 150% of the then prevailing Conversion Price (as defined in the Certificate of Designations) for at least 20 trading days in any period of 30 consecutive trading days, including the last trading day of such 30-day period, then following such time, all or some of the Series A Preferred Stock may be converted, at the election of the Company, into the relevant number of shares of Common Stock. At our option, at any time after the seventh anniversary of the Closing Date, all of the Series A Preferred Stock may be redeemed by us at the then current Liquidation Preference plus Accrued and Unpaid Dividends after giving the holders of Series A Preferred Stock the ability to convert their shares into Common Stock at the then current Conversion Price. At any point after the seventh anniversary of the Closing Date, each holder of the Series A Preferred Stock may cause the Company to redeem all of such holder’s Series A Preferred Stock at the then current Liquidation Preference plus Accrued and Unpaid Dividends.
Holders of Series A Preferred Stock are entitled to vote with the holders of the Common Stock on an as-converted basis.
Upon certain change of control events involving the Company, holders of Series A Preferred Stock can elect to either (1) convert the Series A Preferred Stock into Common Stock at the then current Conversion Price or (2) require us to redeem the Series A Preferred Stock for 150% of the then current Liquidation Preference plus Accrued and Unpaid Dividends, provided that in the case of a change of control event in which the Common Stock is converted into or canceled for cash or publicly traded securities, such conversion or redemption will be mandatory, with the selection deemed to be in favor of the alternative that would result in holders of Series A Preferred Stock receiving the greatest consideration.
Additionally, at any time when at least 50% of the shares of Series A Preferred Stock purchased from us pursuant to the Investment Agreement are outstanding, we cannot, without the written consent or affirmative vote of the holders of a majority of the then outstanding shares of preferred stock, (a) amend the Certificate of Incorporation in a manner that adversely affects the preferences or rights of the preferred stock; (b) authorize or issue capital stock unless it ranks equal to or junior to the preferred stock, or increase the authorized number of shares of preferred stock; or (c) reclassify or amend any existing security of the Company that is equal to or junior to the preferred stock to render such security senior to the Series A Preferred Stock.
Pursuant to the Investment Agreement and the Certificate of Designations, for so long as Google Capital or its affiliates beneficially own at least 50% of the shares of Series A Preferred Stock purchased from us pursuant to the Investment Agreement, the holders of Series A Preferred Stock shall have the right to elect one director to our Board, with Google Capital having the right to designate nominees for such position.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the nine months ended September 24, 2016 and September 26, 2015.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015, except as set forth below.
In March 2016, we entered into a 5-year property lease. The lease commenced on April 1, 2016 and we will pay an aggregate of approximately $0.8 million over the 5-year lease period.

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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 24, 2016 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of September 24, 2016 or September 26, 2015. Under our current investment policy, we invest our excess cash in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Series A Preferred Stock

The issuance of shares of our Series A Preferred Stock to Google Capital reduces the relative voting power of holders of our common stock, dilutes the ownership of such holders, may adversely affect the market price of our common stock and could discourage a change in control of our company.

On June 29, 2016, we completed the sale of shares of our Series A Preferred Stock to Google Capital 2016, L.P. (“Google Capital”) for an aggregate purchase price of $46.35 million pursuant to an Investment Agreement, dated June 29, 2016, between us and Google Capital (the “Investment Agreement”). As of June 29, 2016, these shares represented approximately 13.7% of our outstanding common stock, on an as-converted basis. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable semi-annually in arrears. The dividends are to be paid in-kind over a seven-year period.

As holders of our Series A Preferred Stock are entitled to vote on an as-converted basis together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock to Google Capital, and the subsequent payment of in-kind dividends, effectively reduces the relative voting power of the holders of our common stock, though the impact of the share issuance and subsequent dividends is mitigated by the Company’s repurchase of 3.7 million shares of common stock held by Matrix Partners immediately after the closing of the Google Capital transaction.

In addition, the conversion of the Series A Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock after December 29, 2017 (the expiration date of the lock-up period during which Google Capital has agreed not to sell any Series A Preferred Stock or common stock issued upon conversion of the Series A Preferred Stock) could adversely affect prevailing market prices of our common stock. We granted Google Capital customary registration rights in respect of any shares of common stock issued upon conversion of the Series A Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Google Capital, or transferees of our Series A Preferred Stock, of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

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

Google Capital may exercise influence over us, including through their ability to designate and the ability of the Series A Preferred Stock holders to elect a member of our Board of Directors, and their interests may not always be aligned with the holders of our common stock.
As of September 24, 2016, the outstanding shares of our Series A Preferred Stock represented approximately 15.5% of our outstanding common stock, on an as-converted basis, making Google Capital our largest stockholder. Moreover, the ongoing payment of in-kind dividends to Google Capital is expected to increase the company’s ownership interest in our company. Google Capital is in the business of making investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders.
In addition, pursuant to the terms of the Investment Agreement and the Series A Preferred Stock, for so long as Google Capital or its affiliates beneficially own at least 50% of the shares of Series A Preferred Stock purchased from us pursuant to the Investment Agreement, the holders of Series A Preferred Stock shall have the right to elect one director to our board, with Google Capital having the right to designate the nominee for such position. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by Google Capital may differ from the interests of our stockholders as a whole or of our other directors.

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of Google Capital or other holders of Series A Preferred Stock differing from those of our common stockholders.

The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The holders of our Series A Preferred Stock also have certain redemption rights or put rights, including the right to require us to repurchase the Series A Preferred Stock on any date after June 29, 2023, at 100% of the Liquidation Preference thereof plus all Accrued but Unpaid Dividends, and the right to require us to repurchase the Series A Preferred Stock upon certain change of control events at 150% of the then current Liquidation Preference plus all Accrued but Unpaid Dividends.

These preferential rights could result in divergent interests between Google Capital or other holders of our Series A Preferred Stock and holders of our common stock. Moreover, the repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

ITEM 2: RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Period of Repurchase
June 26, 2016 - July 23, 2016	3,700,000	$8.25	—	—
July 24, 2016 - August 20, 2016	—	$—	—	—
August 21, 2016 - September 24, 2016	—	$—	—	—
Total	3,700,000		—	—
(1) On June 27, 2016, we entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) to repurchase an aggregate of 3.7 million shares of common stock at a price of $8.25 per share (the “Stock Repurchase”) from Matrix Partners VII, L.P. and Weston & Co. VII LLC, as Nominee (together, the “Sellers”). The Stock Repurchase closed on June 29, 2016. Please refer to Note 14 for further detail.

ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARE.COM, INC.

Dated: November 1, 2016	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2016	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-Q	Form	Filing Date with SEC	Exhibit Number
3.1	Convertible Preferred Stock Series A Certificate of Designations, dated as of June 29, 2016		8-K	6/29/2016	3.1
10.1	Investment Agreement, dated as of June 29, 2016, by and between Care.com, Inc. and Google Capital 2016, L.P.		8-K	6/29/2016	10.1
10.2	Stock Repurchase Agreement, dated as of June 27, 2016, by and among Care.com, Inc., Matrix Partners VII, L.P. and Weston & Co. VII LLC, as Nominee		8-K	6/29/2016	10.2
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X