Form 10-K
period 2016-12-31
Care.com Inc
filed 2017-03-09
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 24, 2016 (the last business day of the registrant’s second fiscal quarter of 2016) was $179,612,619.
As of March 1, 2017, there were 29,155,115 shares of the registrant's common stock, $0.001 par value, outstanding.

Portions of the Registrant’s proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2016.

CARE.COM, INC.
FORM 10-K

TABLE OF CONTENTS

PART I		Page
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8.	Financial Statements and Supplementary Data	59
	Consolidated Balance Sheets as of December 31, 2016 and December 26, 2015	61
	Consolidated Statements of Operations for the years ended December 31, 2016, December 26, 2015, and December 27, 2014	63
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, December 26, 2015, and December 27, 2014	64
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the years ended December 31, 2016, December 26, 2015, and December 27, 2014	65
	Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 26, 2015, and December 27, 2014	67
	Notes to Consolidated Financial Statements	69
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97
Item 9A.	Controls and Procedures	97
Item 9B.	Other Information	97

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	98
Item 11.	Executive Compensation	98
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	98
Item 13.	Certain Relationships and Related Transactions and Director Independence	98
Item 14.	Principal Accounting Fees and Services	98

PART IV
Item 15.	Exhibits, Financial Statement Schedules	98

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
Our Mission
Our mission is to improve the lives of families and caregivers by helping them connect in a reliable and easy way. Our solutions help families make informed decisions in one of the most important and highly considered aspects of their family life- finding and managing quality care for their family, their children, parents, pets and other loved ones. In providing families a comprehensive marketplace for care, we are building the largest destination for quality caregivers to find fulfilling employment and career opportunities globally. We strive to help our family and caregiver members pursue their passions and fulfill the basic human need of caring for each other.
Our Company
We are the world’s largest online marketplace for finding and managing family care. As of December 31, 2016, we had 22.8 million members, including 12.9 million families and 9.9 million caregivers, spanning 19 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities. In 2016, 59% of all job postings were for part-time care services, with the remaining 41% seeking full-time care. Examples of the various types of care services families find in our marketplace, depending on their diverse and evolving needs, include:
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
Our consumer matching solutions allow families to search for, connect with, qualify, vet, and ultimately select caregivers in a low-cost, reliable and easy way. We also provide caregivers with solutions to create personal profiles, describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace.
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
We also serve employers through our Care@Work offering by providing access to certain of our products and services, including back-up care for children and seniors to employer-sponsored families. In addition, we serve care-related businesses— such as day care centers, nanny agencies and home care agencies — who wish to market their services to our care-seeking families and recruit our caregiver members. These businesses improve our member experience by providing additional caregiving choices for families and employment opportunities for caregivers.
Our primary target market is women, who typically take the responsibility of making care decisions for their families-either as mothers or adult daughters-and are a majority of our caregivers. Women represent 94% of our caregivers and 81% of our care-seeking members. As a result of the shared characteristics of both sides of our marketplace, we are able to leverage our marketing investments targeted at families to also attract caregivers.

We have experienced steady growth in revenue and members. Our members increased to 22.8 million as of December 31, 2016 from 18.4 million as of December 26, 2015, representing a 24% annual growth rate. Our revenue has increased to $161.8 million in fiscal 2016 from $138.7 million in fiscal 2015, representing a 17% annual growth rate, primarily driven by our consumer matching solutions and consumer payment solutions, which we refer to as our U.S. Consumer Business, as well as, our Care@Work employer solution. We experienced net losses from continuing operations of $0.7 million and $17.9 million in fiscal 2016 and fiscal 2015, respectively. Net income from discontinued operations was $7.8 million in fiscal 2016, and net loss from discontinued operations were $17.1 million in fiscal 2015. Adjusted EBITDA, a non-GAAP financial measure that we define as net loss from continuing operations, which excludes the accretion of preferred stock dividends and issuance costs, plus: federal, state and franchise taxes, other expense, net, depreciation and amortization, stock-based compensation, accretion of contingent consideration, merger and acquisition related costs and other unusual or non-cash significant adjustments increased to income of $13.4 million from a loss of $5.0 million as of December 31, 2016 and December 26, 2015, respectively. See “Item 6, Selected Consolidated Financial Data” for a reconciliation of net loss to Adjusted EBITDA, a discussion of management’s use of this non-GAAP measure and the limitations of its use.
Our Market Opportunity
The market for care is large and highly fragmented. According to IBISWorld market research, in 2016, an aggregate of over $300 billion was spent in the United States on care, including day care, in-home care providers, housekeepers, nursing care facilities, tutoring and pet care. We believe that our target market includes all households with income greater than $50,000 and 15% of households with income less than $50,000, in each case with either a child under the age of 18 or a senior over the age of 65. According to the U.S. Census Bureau, there were 46 million such households in the United States in 2016. The needs of families seeking care are diverse, taking many different forms depending on the circumstances and life stage of the family. These needs include childcare, such as nannies and babysitters, in-home senior care, such as assistance with personal hygiene, meal preparation and transportation, and other family care needs, such as pet care, tutoring and housekeeping.
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

•
Comprehensive solutions. We are the largest online marketplace for finding and managing family care. Through our platform, families have access to a broad range of solutions to address their diverse and evolving care needs, including childcare, housekeeping, pet care, senior care and tutoring. In addition, families can use our solutions for back-up care when primary care arrangements fall through. Similarly, caregivers can apply to jobs in any category of care posted by families or by care-related businesses.

•
Efficient and reliable way for families to find quality caregivers. Our members have access to easy-to-use job posting tools, powerful search features and detailed caregiver profiles that are designed to allow them to efficiently navigate our vast database of individual caregivers and assess which caregivers best suit their needs. We also provide families with a comprehensive suite of tools and resources to help them make more informed decisions throughout the search and hiring process, including reviews, social connections, rate calculators, articles, an online safety center and access to a range of background checking services.

•
Efficient way for caregivers to target large, qualified audiences and professionalize their careers. Caregivers can easily create detailed profiles that include work history, education, credentials, reviews, social connections, third-party background check results and information about the specific care services they provide. In addition, we provide caregivers with services, educational resources and content to professionalize and manage their careers, as well as the opportunity to establish their professional reputation and enhance their profile through the reviews and ratings they receive from families.

•
Cost-effective alternative. Families are provided access to search, post a job and preview detailed caregiver profiles. After an initial review of profiles, families have the option of selecting from a variety of affordable subscription plans to contact caregivers and access background checks. These subscriptions allow families to contact caregivers through our platform during the term of the subscription, including nannies, babysitters, pet sitters and tutors. Our caregiver members can apply to jobs through our platform and target families and care-related businesses. Caregivers have the option to pay for additional features such as priority notification of newly posted jobs. We are testing additional pricing and packaging offerings for families and caregivers that are designed to better meet the needs of the various segments that use Care.com and further monetize our services.

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

•
Access to professional benefits for caregivers. We provide a peer-to-peer benefits platform between families and caregivers, which enables families to contribute to their caregiver’s benefits just as traditional corporate employers do for their employees. When a family pays a caregiver through Care.com, a percentage of the transaction amount is added to the payment to fund the Care.com Benefits program, which helps the caregiver pay for essential family expenses, such as healthcare and transportation. These contributions are pooled with others from household employers paying that caregiver through Care.com. From the program, caregivers receive Care Benefit Bucks, which provide access to benefits that are portable – staying with the care worker even if she changes jobs working for numerous families on Care.com. Additionally, Care.com has partnered to provide an array of medical and dental plans to all caregivers in the Care.com marketplace in the U.S.  The service provides a fast and simple mobile enrollment platform with personalized recommendations, financial guidance and year-round navigation support for medical and dental insurance plans, and enables eligible caregivers to take advantage of tax subsidies to lower premium expenses.

Easy-to-Use Payment Offerings
We provide Care.com HomePay, a suite of payroll and tax services for families that employ household workers. Unlike most other payroll and tax companies, Care.com HomePay caters only to households, whose needs are typically very different than those of businesses. As a result, our entire service is designed to meet the unique needs of family employers and has natural synergies with our consumer matching services. Care.com HomePay is not only designed to facilitate the management of a family’s financial relationship with a caregiver, but also to enable a caregiver to establish the compliance framework to qualify for important household employee benefits. We also provide a peer-to-peer payments service that enables families to make electronic payments to caregivers from a computer or mobile device.
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

Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and contribute to our success:
Largest Global Marketplace Focused on Care
We are the world’s largest online marketplace for finding and managing family care with 22.8 million members, including 12.9 million families and 9.9 million caregivers, spanning 19 countries. Since the launch of our marketplace in 2007, we estimate, based on internal member surveys, that over 1.4 million families have found caregivers and over 1.4 million caregivers have found care jobs through our service in the areas of childcare, senior care, special needs care, tutoring, pet care, and housekeeping.
High Member Satisfaction Rates
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
Growing and Engaged Membership
Over the last eight years, we have expanded from 500,000 members to 22.8 million members. As we grow our membership, improve the member experience and offer additional products and features, more members are using our services for longer periods of time and coming back sooner after their initial use. This highly engaged membership helps improve the effectiveness of our services and increases the lifetime value of our members.
Trusted and Recognized Brand
We have invested in building a differentiated member experience for finding and managing care. This investment includes the ongoing prioritization of features and processes that we believe contribute to the quality of our marketplace. Examples of these investments include the review of all job and profile postings for suspicious or inappropriate content, tools for members to review and report other members, a monitored messaging system that allows members to communicate without sharing their personal email, the proactive screening of certain member information against various databases and other sources for criminal or other inappropriate activity, the use of technology to help identify and prevent inappropriate activity through our platform and a safety center that provides resources and information designed to help families and caregivers make more informed hiring and job selection decisions
We believe these product investments, combined with our investments in national brand advertising and our domain name itself, have established the Care.com brand as a leading and trusted brand for finding care.
Our Growth Strategy
Attract More Members to Our Platform
In order to grow our membership, we intend to increase the visibility of our services, platform and brand awareness among families and caregivers through our investments in various marketing channels, such as television, online advertising and direct marketing. These investments also include initiatives such as search engine optimization, content development, data journalism, and community groups and forums, which are designed to increase the visibility of our services in organic search result listings and social media channels.
Increase Revenue
As we improve our user experience and expand our product and service offerings, we have seen an increase in revenue from our member base. We intend to further increase revenue from our member base by continuing these investments in user experience and new products and services, as well as optimizing the monetization of our products and services, especially on mobile devices. In addition, we intend to further engage our non-paying members by expanding our community features, such as groups, forums, content and resources, so that we remain top of mind when these non-paying members have a need for our products and services.  We believe increasing engagement of our members will drive higher conversion of non-paying members to paying members, longer average length of paid time, and greater adoption of new products and services.

Expand and Increase Adoption of Our Care@Work and Payments Offerings
We believe there is significant opportunity for us to continue to grow our Care@Work offering (previously called Workplace Solutions).  We intend to do this by continuing to promote a comprehensive suite of services to the growing number of employers who are providing family care-related benefits to their employees, including back-up care services for children and elder-care when primary care falls through, and by product and service innovation.
We also believe there is significant opportunity for us to grow our consumer payments solutions.  Since our acquisition of Breedlove & Associates, L.L.C., or Breedlove (now re-branded as Care.com HomePay), in 2012, an increasing number of Care.com members are using our household employer payroll and tax product.  We expect this trend to continue by, among other things, further integrating our consumer matching and payment solutions.
Grow Our International Business
We believe the global secular trends of an increasing number of dual-income households with children, and an aging population, provide significant growth opportunities outside the United States. The majority of our international business today occurs in Western Europe, the market served by our Berlin-based subsidiary Care.com Europe GmbH (formerly Besser Betreut GmbH or Betreut) or Care.com Europe. We are currently operating in 19 countries and in eight languages. We intend to grow our international business by leveraging our learnings from our U.S. consumer matching solutions, such as investing in organic marketing and other efficient marketing channels, expanding our product and service offerings, optimizing the monetization of our products and services, and selective expansion to new countries.
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

•
Detailed Caregiver Profiles. Families review detailed information about the caregivers who apply to their jobs or appear in their search results. This detailed information includes a bio, work history, the type of care they provide, any additional services they provide (such as laundry, grocery shopping and errands), their experience, certifications and qualifications (such as college degree and CPR training or other languages spoken), their availability and hourly rate, the types of payments they accept, whether they are willing to have taxes withheld, caregiver reviews from other members, a caregiver’s verifications, any shared social connections, and any other relevant information the caregiver chooses to provide. Caregivers also have the option of including a photo or a video with their profile.

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

Tools and Features for Caregivers

•
Profile. Caregivers create and post detailed profiles that include their bio, work history and reviews, the type of care they provide, any additional services they provide (such as laundry, grocery shopping and errands), their experience, certifications and qualifications (such as college degree and CPR training or other languages spoken), their availability and hourly rate, the types of payments they accept, whether they are willing to have taxes withheld and any other relevant information they choose to provide. To build their credibility with families, caregivers may elect to verify their phone number and email addresses with us and connect to other members. Caregivers also have the option of including a photo or a video with their profile.

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

•
Email Notifications. Families may receive weekly emails highlighting new caregivers near them, and caregivers may receive daily emails notifying them of new jobs in their area. We send families and caregivers additional email communications to help them maximize their use of our consumer matching solutions and to inform them of additional products or services that may be appropriate for them.

•
Access to professional benefits for caregivers. We provide a peer-to-peer benefits platform between families and caregivers, which enables families to contribute to their caregiver’s benefits just as traditional corporate employers do for their employees. When a family pays a caregiver through Care.com, a percentage of the transaction is added to the payment to fund the Care.com Benefits program, which helps the caregiver pay for essential family expenses, such as healthcare and transportation. These contributions are pooled with others from household employers paying that caregiver through Care.com. From the program, caregivers receive Care Benefit Bucks, which provide access to benefits that are portable – staying with the care worker even if she changes jobs working for numerous families on Care.com.

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

•
Peer-to-peer Payments. This offering enables families to make electronic payments to their caregivers using our website or mobile apps. This solution is particularly applicable for families who pay their caregivers at irregular intervals, such as babysitters, after-school caregivers or tutors, or in varying amounts each time services are performed.

Solutions for Employers via Care@Work
We provide a comprehensive suite of services that employers can offer their employees as an employee benefit. Currently, employers can choose from a number of services, including:

•	Our consumer matching solutions;

•	Back-up care services for employees needing alternative care arrangements for their child or senior due to events such as school closure or the illness of their child or regular caregiver;

•
Care concierge services, which include senior care planning services to assist employees struggling to understand their options for an aging family member as well as hands-on assistance with the caregiver search process; and

•	Our consumer payment solutions.
Employers generally pay for these services on a per employee per year basis and have access to features that allow them to manage employee access and track aggregate usage. Depending on the service and the employer’s preference, the employer may subsidize all, a portion, or none of the service cost for the employee.
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

•
Marketing Solutions. Through this offering, businesses can list their services on our website, receive referrals and apply to jobs posted by families. Businesses typically pay us either a referral fee for each lead generated through our site or a subscription that ranges in duration from three months to annual.

Community Platform and Tools
We operate a public groups platform used to host and manage parenting groups and forums, including some of the largest such groups in the United States. Parents regularly engage in these groups to request parenting advice and share their experiences with other group members.
Consumer Social Commerce Solutions
Through our discontinued social commerce service, Citrus Lane, we offered curated products designed for families, on a subscription or à la carte basis in the United States. The products offered by Citrus Lane were designed to provide enrichment and education for children ages 0 to 5. We made the decision to exit this business in the second half of fiscal 2015 and completed the exit of this business in the fourth quarter of 2016.
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

Our Customers
Our customers are our family and caregiver members, including members who utilize our HomePay services, employers who offer our services as an employee benefit and care-related businesses who subscribe to our marketing and/or our recruiting solutions offerings.
The typical care seeker for our U.S. Consumer Business is female (81%), has an average household income of $75,000, and has at least one child under 18 in the house (71%). Our typical caregiver is also female (94%) and well educated (61% indicating they have at least some college education). Currently, we have 22.8 million members of which 57% represents families and 43% represents caregivers. We have families in approximately 95% of U.S. zip codes and caregivers in approximately 90% of U.S. zip codes. Our members are in every state, and the geographic distribution of our members by state is roughly equal to the overall population distribution by state.
In addition, we have a diverse range of employers who offer our services as a benefit to their employees, including technology companies, educational institutions, professional services firms and Fortune 500 companies. As of December 31, 2016, these employers employed over 1.2 million employees who have full access to some or all of our services.
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
•international footprint; and
•brand awareness and reputation.
Our principal competitors in this market are other online care marketplaces, such as Sittercity and UrbanSitter, and online classifieds, such as Craigslist. Our principal competitor in our employer channel is Bright Horizons. In the consumer payments market, Care.com HomePay competes with similar products offered by HomeWork Solutions, Inc. and GTM Payroll Services. We believe we generally compete favorably with our competitors on the basis of our scale, trusted brand and member experience.
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
Research and Development
Research and development expenses totaled $20.4 million, $19.8 million, and $16.2 million for fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further detail on our research and development expenses.
Government Regulation
We are subject to numerous U.S. federal and state, and foreign laws and regulations that affect consumer-based businesses and companies that conduct business on the Internet. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, information security and data protection, obtaining and use of consumer background information, intellectual property, electronic contracts and other communications, consumer protection, marketing and advertising, telecommunications, taxation, securities law compliance, and online payment services, among other things.
For example, in the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the Massachusetts Data Breach Notification Law, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. In addition, our operations subject us to certain payment card association operating rules, certification requirements and rules, including the Payment Card Industry Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Our failure to comply fully with the PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors, merchant banks or other parties.
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

Also, we offer members a paid subscription service that auto-renews until downgraded to a non-paying membership. Many states have enacted laws specific to auto-renewing contracts. Among other things, these laws may require specific notifications to consumers prior to and/or after a consumer agrees to an auto-renewing contract, and may specify the manner in which such notifications are given. Violation of a state auto-renew law can result in civil penalties and in many instances renders the contract unenforceable, which could result in a refund of all fees paid under the contract.
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
Employees
We believe we have assembled an extremely talented group of employees and strive to hire the best employees. As of December 31, 2016, we had 412 full-time employees and 216 part-time employees, not including approximately 159 part-time caregiver employees of our subsidiary Care Concierge, Inc. (“Care Concierge”), who provide back-up care from time to time. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.
Operating Segments and Geographic Areas
We manage our business on the basis of one operating segment. The majority of our revenue in the year-ended December 31, 2016 was from paying members in the United States. Additional information required by this item can be found in “Item 8. Financial Statements and Supplementary Data - Note 11. Segment and Geographical Information” of this Annual Report on Form 10-K, and is incorporated by reference herein.
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
Our revenues have grown steadily, increasing to $161.8 million in fiscal 2016 from $138.7 million in fiscal 2015, representing an annual growth rate of 17%. Our continued revenue growth and the rate of our revenue growth depend largely on our ability to effectively and efficiently grow our membership, increase the number of families who pay for our products and services, increase the average revenue per paying families and lengthen the time period existing and new families continue to pay for our products and services. We cannot assure you that we will be successful in continuing to expand our paying family base at historical rates, or at all. In addition, our revenue growth rate may decline if we are not able to grow our paying families while managing our acquisition costs within our targeted return on investment range or if we are unsuccessful in cross-selling new and existing products and services to our members, such as our consumer payments solutions, or in continuing to develop and innovate with new products, services and solutions that members consider valuable, such as our mobile solutions.
You should not rely on our historical rate of revenue growth as an indication of our future performance. If our growth rates were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.
We continue to focus on profitable growth; however, we have a history of cumulative losses and may have operating losses as we continue to grow our business.
We experienced net losses from continuing operations of $0.7 million, $17.9 million, and $37.6 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. We expect our operating expenses to increase over the next several years on an absolute basis, which may lead to continued losses. We may not achieve profitability in the immediate future. In particular, we intend to continue to invest substantial resources in marketing to acquire new, paying members. We also intend to hire additional personnel in product, operations, sales and other areas of our business and to introduce new products, services and features, each of which will increase our expenses with no assurance that we will generate sufficient revenue to reduce our losses or achieve profitability. Although our adjusted EBITDA is profitable in fiscal 2016, there is no assurance that this will continue into the future.
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

In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:
•fluctuations in demand for our products and services;
•fluctuations in sales cycles for our products and services;

•	the timing of revenue recognition as a result of guidance under accounting principles generally accepted in the United States;
•general economic conditions in our domestic and international markets and fluctuations in exchange rates;
•our ability to develop and introduce new products and product enhancements that are attractive to our members;

•	the mix of monthly memberships and annual memberships, as the amount of revenue recognized per month on an annual membership is less than a monthly membership;
•member acceptance of new product introductions;
•the timing and success of changes in our pricing strategies and our competitor’s pricing strategies;
•our ability to sell our services to employers and care-related businesses;

•	costs related to acquisitions of other businesses and our ability to successfully integrate, manage and grow those businesses;

•	costs associated with actual and threatened lawsuits and government investigations;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;
•our ability to derive benefits from our investments in sales, marketing, engineering or other activities;
•changes in the regulatory environment for our products domestically and internationally;
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
The market for accessing family care online is rapidly evolving and has not yet reached widespread adoption, making it difficult for us to predict our future operating results. In addition, much of our growth has occurred over the last three years, which makes it difficult for us to predict the expected length of paid memberships, revenue per member, member acquisition costs and other key performance indicators for our business. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving market. These risks and difficulties include those described in this Annual Report on Form 10-K and our ability to, among other things:
•attract and retain members and maintain an appropriate family to caregiver ratio of active members;
•encourage paying families to stay longer and return as paying families sooner after their paid membership lapses;

•	cross-sell our products and services to our new and existing members;

•	continue to develop and diversify our product offerings for members;

•	innovate ahead of competition to maintain and expand our market leading position;

•	anticipate and react to changes in technology such as the shift from personal computers to mobile devices;
•sell our services to employers and care-related businesses;
•provide our members with superior user experiences;
•motivate members to contribute additional, timely and accurate content to our marketplace;
•anticipate and react to challenges from existing and new competitors;

•maintain the strength and increase awareness of our brand;
•integrate and grow the businesses we acquire as anticipated; and
•manage and grow our international operations in existing and new markets.
Failure to adequately address these risks and difficulties could harm our business, impact our ability to reduce our operating losses and achieve profitability, and/or cause our operating losses to grow. In addition, if the demand for online care does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed.
If the revenue generated by paying families differs significantly from our expectations, or if our membership acquisition costs differ significantly from our expectations, we may not be able to recover our membership acquisition costs or generate profits from these investments.
We had $72.3 million in sales and marketing expenses in fiscal 2016 and $73.5 million in sales and marketing expenses in fiscal 2015. We expect to continue to make significant investments to acquire additional members, including advertising through television, online, social media and other advertising campaigns. Our decisions regarding these investments are based on our anticipated marketing cost to acquire each additional paying families and our analysis of the revenue we believe we can generate per paying family over the expected lifetime of such membership.
In addition, most of our paying families are currently enrolled in monthly memberships, and the average total paid membership length for our consumer matching solutions is approximately nine and a half months. As a result, we must regularly replace paying families who allow their membership to lapse with new paying families either by converting existing non-paying families or by attracting new families to our service. Our anticipated member acquisition costs and our analysis of the revenue that we expect new paying families to generate over the life of the membership depends upon several estimates and assumptions, including paid membership lengths and increasing renewal rates, conversion rates of existing families to paying families, future membership fees and our success in cross-selling existing and new products and services to members.
If our estimates and assumptions regarding either our cost to acquire paying families or the revenue we can generate from those memberships over their lifetime prove incorrect, we may be unable to recover our member acquisition costs and our operating losses may increase. Similarly, if our member acquisition costs increase, the return on our investment may be lower than we anticipate irrespective of the revenue generated by new members. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and results of operations may be adversely affected.
Many individuals use mobile devices to access online services. If users of these devices do not widely adopt solutions we develop for these devices or if we are unable to effectively operate on mobile devices, our business could be adversely affected.
The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. In fiscal 2016, we had an average of over 8.3 million unique visitors to our platform each month, 68% of whom visited our site from mobile devices. In fiscal 2017, we expect the percentage of visitors from mobile devices to increase. If the mobile solutions we have developed and develop in the future do not meet the needs of prospective members or current members, they may not register for our services, they may not become paying families of our services and/or they may reduce their usage of our services and our business could suffer. Additionally, we are dependent on the interoperability of Care.com with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products or prevent our ability to promote our services could adversely affect traffic and monetization on mobile devices.
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
If we are unable to introduce new and diversified products, services or features that families and caregivers find valuable, we may not be able to attract and retain families and caregivers on our online marketplace or expand our paying family base. Our efforts to develop new and diversified products and services could require us to incur significant costs.

In order to continue to attract and retain families and caregivers on our online marketplace and expand our paying family base, we will need to continue to invest in the innovation and development of new and diversified products, services and features that add value for families and caregivers. The success of new and diversified products, services and features depends on several factors, including the timely completion, introduction and market acceptance of the product, service or feature. If families and caregivers do not recognize the value of our new or diversified products, services or features, they may choose not to use our online marketplace or pay for our services.
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
Our business depends on the strength of our brand. If the services we provide fail to meet our members’ expectations, or if inappropriate actions by certain of our members is attributed to us, our brand may be damaged, and we may be unable to maintain or expand our base of members and paying families.
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
Furthermore, an adverse, public event resulting from the actions of a caregiver on a competitor’s platform could adversely affect us, even if the caregiver has no relationship with our platform and reduce consumer confidence in seeking caregivers through an online platform.
We depend on highly skilled personnel to grow and operate our business and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly-skilled personnel. Our ability to execute efficiently depends upon contributions from all of our employees, in particular our senior management team and employees from key business areas such as product, engineering and analytics. Key institutional knowledge remains with a small group of long-term employees whom we may not be able to retain. We do not have employment agreements other than offer letters with most of our key employee, including our chief executive officer, and we do not maintain key person life insurance for any employee other than our chief executive officer. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our growth strategy also depends on our ability to expand and retain our talent pool. Identifying, recruiting, training and integrating qualified individuals require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly in Boston, Austin and the San Francisco Bay area, three areas where we have offices, is intense. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
We believe that our culture has the potential to be a key contributor to our success. As we grow, if we do not continue to develop our corporate culture it could harm our ability to foster the innovation, creativity and teamwork we believe we need to support our growth.

Finally, we utilize the resources of third parties over whom we have limited control to assist us in developing certain products and features. If any of these third parties terminates their relationship with us or fails to provide adequate services, it could cause delays in our release of new product offerings and/or features and harm our business.
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
If we fail to expand and increase adoption of our Care@Work and consumer payments solutions, our future growth could suffer.
As part of our growth strategy, we intend to grow our Care@Work solutions. Although we have continued to acquired new customers, our growth could be adversely affected if we are unable to acquire new customers at the same rate or volume as we have in the past. Additionally, our growth could be impacted if we are unable to scale our internal enterprise sales team. As our Care@Work solutions grow, we also may need to scale our in-home and in-center back-up care network and otherwise scale our operations to deliver services. We may also need to further differentiate our Care@Work products and services to effectively compete with our competition. If we fail to continue to acquire new customers, scale our internal enterprise sales team and operations, and differentiate our Care@Work products and services, then our growth may be adversely impacted.
Additionally, as part of our growth strategy, we intend to grow our consumer payments solutions. Although an increasing number of our members are using Care.com HomePay, a household employer payroll and tax product, our growth could be adversely affected if this trend does not continue. We also intend to develop other payment and financial solutions to offer to our members as we expand our offerings and services. When we develop a new product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, these new products must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. If we fail to increase adoption of Care.com HomePay, or if any other payments solutions we may offer do not achieve adequate acceptance in the market, our competitive position may be impaired, and our growth could be adversely impacted.

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
We are subject to diverse laws and regulations in the United States and foreign countries mandating notification to affected individuals in the event that personal data (as defined in the various governing laws) is accessed or acquired by unauthorized persons. Germany also has breach notification laws, and the new European Union breach notification law, with which we will have to comply, is scheduled to go into effect in May 2018. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.
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
Diverse legal and industry requirements in the regions where our members and site visitors reside may apply to our collection, use, storage and sharing information about such individuals, including to the extent that our members choose to share data about themselves or family members in connection with potential employment in the home setting. The scope of these privacy and data protection obligations are changing in substantial and unpredictable ways, subject to differing interpretations, and may be inconsistent between different regions or conflict with other rules. For example, the EU-US Safe Harbor program was invalidated and replaced with the Privacy Shield program (“Privacy Shield”) in 2016, which may have a significant impact on the transfer of data from the European Union to US companies, including us, and which, may add significant requirements that could impact our business and result in substantial expense to implement. The Privacy Shield faces a number of legal challenges and is subject to annual review, and it is unclear that it will be appropriate for us. While we have other legally recognized mechanisms in place that we believe allow for the transfer of EU member and customer and employee information to the United States, it is possible that these mechanisms may also be challenged or evolve to include new legal requirements that could have an impact on how we move data from the European Union to Care.com entities outside the European Union. In response to these regulatory changes, we may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by individual EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.
Some industry requirements subject us to payment card association operating rules, certification requirements and rules, including the Payment Card Industry Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. In 2016, we became subject to PCI DSS Level 2 compliance requirements, which will become effective as of the end of our prior year certification expiration in 2017. We are working with an external auditor and our payment processor to ensure that we meet the PCI DSS Level 2 requirements to maintain PCI DSS certification. Our failure to comply fully with the PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully may also subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our services or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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
We have acquired eight businesses since our inception. The benefits that we expect to achieve as a result of our acquisitions or investments depend in part on our ability to realize anticipated growth opportunities and cost savings synergies. Our success in realizing these opportunities and synergies and the timing of this realization depend among other things on the successful integration of the acquired companies’ businesses and operations with our businesses and operations and the adoption of our respective best practices. Even if we are able to integrate these businesses and operations successfully and implement those strategic initiatives, it may not result in the realization of the full benefits of the growth opportunities and synergies we currently expect to achieve, within the anticipated time frame or at all. If a company we purchase does not perform as we expected, our investment could become impaired or we could discontinue the operations and our financial results could be negatively impacted, as was the case with our Citrus Lane acquisition. For example, in the fourth quarter of 2014, we recorded a pre-tax goodwill and intangible asset impairment charge of $36.2 million related to the Citrus Lane business.  This charge was the result of our determination to lower our member acquisition, revenue and profitability projections from those expected at the time of the acquisition.  In the second half of 2015, we recorded a pre-tax goodwill and intangible asset impairment charge of $9.7 million related to the Citrus Lane business as a result of our decision to exit the business in an effort to reduce costs and focus resources on our higher growth potential businesses.
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
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the fourth quarter of 2014, we recorded a pre-tax goodwill and intangible asset impairment charges of $33.8 million and $2.4 million, respectively, related to our Citrus Lane business. As a result of our decision to exit the Citrus Lane, business, we recorded pre-tax goodwill and intangible asset impairment charges of $8.0 million and $1.7 million, respectively related to our Citrus Lane business in the second half of fiscal 2015. We will need to continue to evaluate the carrying value of our goodwill and may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 31, 2016, our goodwill balance was $57.9 million and our intangible asset balance was $1.7 million, which represented 37% and 1% of total consolidated assets, respectively.
Our international operations are subject to certain challenges and risks.
While we intend to focus most of our international efforts on growing our existing international markets, we also may expand our international operations in the future. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, regulatory systems and commercial infrastructures. Our international operations require us to invest significant funds and other resources. International expansion also subjects us to numerous risks, including risks associated with:
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

The number of our registered families is significantly higher than the number of our paying families and substantially all of our revenue is derived from our paying families.
The number of registered members in our marketplace is significantly higher than the number of paying families because some families choose to register, but not become paying families, and others become paying families, but choose not to renew their paid memberships. If we are not able to attract new registered families, convert registered families to paying families or retain our paying families for a longer period of time our business may not grow as fast as we expect, which will harm our operating and financial results and may cause our stock price to decline. Therefore, we must provide features and products that demonstrate the value of our marketplace to our members and motivate them to become paying members. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.
Our business may be harmed if users view our marketplace as primarily limited to finding full-time caregivers for children.
Our membership growth and engagement rates could be adversely affected if consumers perceive the utility of our marketplace to be limited to finding full-time caregivers for children. Despite the breadth of care needs that can be met through our platform, including after school care, occasional babysitting, senior care, pet care, tutoring and housekeeping, 32% of job postings in fiscal 2016 were for full-time child caregivers. In addition, our convenience payments product, which may be useful to families who employ any type of caregiver part-time or full-time, child care or senior care, is still in the early stages of adoption among our membership base and we cannot be certain what the rate of adoption will be or if enough of our users will find it sufficiently useful for us to continue to support it. If families and caregivers fail to utilize the breadth of the family care and other services available through our marketplace, our membership growth and engagement rates could be negatively impacted, and our business will be harmed.
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
We rely upon third-party vendors to provide certain services upon which we rely, including data center, communications and networking infrastructure services, credit card and payment processing services, background checking services, in-center and in-home back-up care services, email management and delivery services, customer relationship management services and other services critical to our business. The operation of our product and service offerings could be impaired if the availability of these services is interrupted or limited in any way. We have contractual relationships with these parties but do not have physical control over their daily operations, which increases our vulnerability to problems with the services they provide. If any of these third-party service providers terminates their relationship with us, or does not provide an adequate level of service to our members, it would be disruptive to our business as we seek to replace the service provider or remedy the inadequate level of service.
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
We have experienced, and expect in the future to experience, interruptions and delays in service and availability from third party vendors. Any errors, failures, interruptions or delays experienced in connection with third-party technologies and services could negatively impact our relationship with our members, our brand and reputation and our ability to attract, retain and serve our members.
We are subject to litigation and other legal proceedings and investigations which could have an adverse effect on our financial condition.
We are, and expect in the future to be, subject to litigation and various legal proceedings and/or government investigations, including litigation, proceedings and/or government investigations related to privacy, advertising, other consumer protection laws, contracts, intellectual property or other matters and that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations.
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
With respect to our consumer matching solutions, we compete for families, caregivers, employers and care-related businesses with traditional offline consumer resources, online job boards and other, online care marketplaces. We also compete for a share of care-related businesses’ overall recruiting and advertising budgets with traditional, offline media companies and other Internet marketing providers. Our principal competitors are Craigslist, a ‘‘free to consumer’’ website, and Sittercity, Inc., an online care specific marketplace. Our principal competitor in our employer channel is Bright Horizons. In the consumer payments market, Care.com HomePay competes with similar products offered by HomeWork Solutions, Inc. and GTM Payroll Services. In addition, we may in the future be subject to competition from companies that operate other online marketplaces and that decide to expand into the online care market or other established companies that decide to expand into the consumer payments market. These potential competitors may be larger and have more resources than we do, may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. As a result, these potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities or technologies.

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
From time to time, we become aware of information relating to our members through complaints from other members, publicly available sources or otherwise, which results in the removal of the member from our marketplace. Because of the complex legal and regulatory environment in which our business operates, we generally do not advise other members when we decide to remove a particular member and, when we do advise members that we have removed a member, we generally do not tell them the reason for removal. As a result, a member who hires a caregiver through our platform may not be aware that the caregiver has subsequently been removed from our marketplace or the reason the caregiver was removed, and may seek to make a legal claim against us for failure to notify them of the removal or the reason for the removal. Any such claims, whether or not meritorious, or any claim by a caregiver that he or she should not have been so removed, may be a distraction to management, result in our incurring costs to defend the claim or otherwise harm our business and reputation.
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
We are subject to numerous U.S. federal and state, and foreign laws and regulations that affect consumer-based businesses and companies that conduct business on the Internet. The regulatory environment for many of these laws is very unsettled in the United States and internationally, especially as it applies to the products and services we offer and to the operation of our business generally.  These may involve user privacy, information security and data protection, use of consumer background information, intellectual property, electronic contracts and other communications, consumer protection, telecommunications, taxation, securities law compliance, and online payment services.
For example, our operations are subject to numerous laws that regulate privacy, information security and data protection, and the use of consumer background information. Certain of these laws provide for civil and criminal penalties for the unauthorized release of, or access to, this protected information or for not adopting processes or procedures for handling reported inaccuracies in this protected information. For example, in the United States we acquire information about our members from consumer credit reporting agencies and other third-party sellers of public data about unique individuals. We use this information in an effort to verify the accuracy of the information members provide about themselves and to further our business objective to maintain a trusted online community for our members. We also facilitate the purchase and sharing of third-party consumer reports and criminal background checks by members at the direction of the individual who is the subject of the report. The Fair Credit Reporting Act, or the FCRA, applies to consumer credit reporting agencies as well as data furnishers and users of consumer reports, as those terms are defined in the FCRA. The FCRA promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes, including for employment. The FCRA limits the distribution and use of consumer reports and establishes consumer rights to access and dispute their own credit files, among other rights and obligations. Members who access consumer reports about job applicants via our service expressly agree to follow the FCRA requirements for employers. Violation of the FCRA can result in civil and criminal penalties. The U.S. Federal Trade Commission, the Consumer Financial Protection Bureau, and the State Attorneys’ General, acting alone or in cooperation with one another, actively enforce the FCRA as do private litigants. Many states have enacted laws with requirements similar to the FCRA. Some of these laws impose additional, or more stringent, requirements than the FCRA.
Our operations also subject us to numerous state laws related to auto-renewing contracts. Among other things, these laws may require specific notifications to consumers prior to and/or after a consumer agrees to an auto-renewing contract, and may specify the manner in which such notifications are given. We have been, and from time to time may become, subject to legal proceedings and/or government investigations relating to our compliance with state auto-renewing contract laws. Violation of a state auto-renew law could result in civil penalties and in many instances renders the contract unenforceable, which could result in a refund of all fees paid under the contract.
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
We could face liability or other expenses for information on or accessible through our online marketplace, including criminal background check reports.
We offer families the ability to purchase and view through our marketplace criminal background checks of caregivers they are interesting in hiring, subject to the caregivers’ consent. We contract with reputable third-party consumer reporting agencies to offer a variety of background checks that range in cost and comprehensiveness. For various reasons, including federal and state law limitations, state and county criminal record reporting system limitations, and human and electronic misstatements or errors, even the most comprehensive background check offered may not disclose the existence of all criminal records in all jurisdictions. Even though we disclose to families that the criminal background checks they purchase and/or view through our marketplace may not be 100% accurate or complete, we are and may continue to be subject to lawsuits alleging that background checks offered through our marketplace failed to accurately disclose the criminal history of a caregiver, which resulted in the family hiring the caregiver and experiencing a loss for which we are responsible. In addition, we are, and in the future may be, subject to government investigations and inquiries into whether we failed to adequately describe or disclose the limitations of background checks offered through our marketplace. Our failure to successfully defend or settle any of these litigations or government proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations.
In addition, a significant portion of the information available through our online marketplace, including job postings, caregiver profiles and photographs, is submitted by families, caregivers and third parties. We also allow care-related businesses and other third parties to advertise their products and services on our websites and include links to third-party websites. We could be exposed to liability with respect to this information. Members could assert that information concerning them on our website contains errors or omissions and/or seek damages from us for losses incurred if they rely upon incorrect information provided by our members, care-related businesses or others. We could also be subject to claims that the persons posting information on our websites do not have the right to post such information or are infringing the rights of third parties, such as copyrights in photographs and privacy and publicity rights. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we are liable for wrongful actions by the third parties operating those websites. These claims also may be brought under foreign laws that often do not provide the same protections for online services companies as in the United States. We could incur significant costs in investigating and defending against these claims even if they do not result in liability to us.
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
We hold several registered trademarks in the United States, including ‘‘Care.com’’, which is registered on the principal register. We also hold registered trademarks in the EU, Germany and Canada. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available. Competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and caregivers.
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
Changes in our provision for (benefit from) income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
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
As of December 31, 2016, we had federal net operating loss carryforwards of $132.8 million and state net operating loss carryforwards of $110.2 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ‘‘ownership change,’’ the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an ‘‘ownership change’’ generally occurs if there is a cumulative change in our ownership by ‘‘5-percent shareholders’’ that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.
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
We are an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we become a large accelerated filer and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will no longer be an “emerging growth company,” as defined by the JOBS Act in fiscal 2019. At that time, we will need to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
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
Shares of our common stock were sold in our initial public offering in January 2014 at a price of $17.00 per share and, from the date our common stock first traded on the New York Stock Exchange through March 1, 2017 our common stock has subsequently traded as high as $29.25 and as low as $4.89. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this ‘‘Risk Factors’’ section and elsewhere in this Annual Report on Form 10-K, these factors include:
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
Risks Related to Our Series A Preferred Stock
The issuance of shares of our Series A Preferred Stock to CapitalG LP reduces the relative voting power of holders of our common stock, dilutes the ownership of such holders, may adversely affect the market price of our common stock and could discourage a change in control of our company.
On June 29, 2016, we completed the sale of shares of our Series A Preferred Stock to CapitalG LP (“CapitalG”) for an aggregate purchase price of $46.35 million pursuant to an Investment Agreement, dated June 29, 2016, between us and CapitalG (the “Investment Agreement”). As of June 29, 2016, these shares represented approximately 13.7% of our outstanding common stock, on an as-converted basis. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable semi-annually in arrears. The dividends are to be paid in-kind over a seven-year period.
As holders of our Series A Preferred Stock are entitled to vote on an as-converted basis together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock to CapitalG, and the subsequent payment of in-kind dividends, effectively reduces the relative voting power of the holders of our common stock, though the impact of the share issuance and subsequent dividends is mitigated by the Company’s repurchase of 3.7 million shares of common stock held by Matrix Partners immediately after the closing of the CapitalG transaction.
In addition, the conversion of the Series A Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock after December 29, 2017 (the expiration date of the lock-up period during which CapitalG has agreed not to sell any Series A Preferred Stock or common stock issued upon conversion of the Series A Preferred Stock) could adversely affect prevailing market prices of our common stock. We granted CapitalG customary registration rights in respect of any shares of common stock issued upon conversion of the Series A Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by CapitalG, or transferees of our Series A Preferred Stock, of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
CapitalG is owned by Alphabet Inc., a multinational conglomerate whose portfolio encompasses several industries and includes numerous companies including Google Inc. It is possible that CapitalG’s affiliation with companies such as Google Inc. may deter other companies from exploring acquisition opportunities of the company, particularly if those potential acquirers view Google Inc. or other companies affiliated with CapitalG as competitors.
CapitalG may exercise influence over us, including through their ability to designate and the ability of the Series A Preferred Stock holders to elect a member of our Board of Directors, and their interests may not always be aligned with the holders of our common stock.
As of December 31, 2016, CapitalG is the beneficial owner of approximately 13.5% of our outstanding common stock, on an as converted basis, making CapitalG our largest stockholder. Moreover, the ongoing payment of in-kind dividends to CapitalG is expected to increase the company’s ownership interest in our company. CapitalG is in the business of making investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders.
In addition, pursuant to the terms of the Investment Agreement and the Series A Preferred Stock, for so long as CapitalG or its affiliates beneficially own at least 50% of the shares of Series A Preferred Stock purchased from us pursuant to the Investment Agreement, the holders of Series A Preferred Stock shall have the right to elect one director to our board, with CapitalG having the right to designate the nominee for such position. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by CapitalG may differ from the interests of our stockholders as a whole or of our other directors.
Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of CapitalG or other holders of Series A Preferred Stock differing from those of our common stockholders.
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
These preferential rights could result in divergent interests between CapitalG or other holders of our Series A Preferred Stock and holders of our common stock. Moreover, the repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 108,700 square feet of space in our headquarters in Waltham, Massachusetts under leases that expire in January 2025. Of such space, we sublet approximately 10,400 square feet in April 2016. We also lease approximately 20,000 square feet of space in Austin, Texas, approximately 19,000 square feet of space in Berlin, Germany and have insignificant rental spaces in various other locations in the United States and Europe. We believe our current and planned office facilities are generally suitable to meet our needs for the foreseeable future. However, we will seek additional space as needed to satisfy our growth.
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

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$7.46	$4.90	$8.50	$6.50
Second Quarter	$9.49	$5.78	$8.00	$5.66
Third Quarter	$12.00	$8.11	$6.79	$4.89
Fourth Quarter	$10.45	$7.51	$7.49	$5.00
Holders
As of March 1, 2017 there were 46 holders of record of shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
There were no cash dividends paid on any of our classes of equity during the past two fiscal years. Our board of directors does not currently intend to pay regular dividends on our common stock. We anticipate that we will retain any future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Our Series A Redeemable Convertible Preferred Stock ranks senior to the shares of our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the company.
Use of Proceeds from our Initial Public Offering
On January 29, 2014, we closed our initial public offering of our common stock, or IPO, in which we sold 6,152,500 shares of common stock at a price to the public of $17.00 per share. The aggregate offering price for shares sold in the offering was approximately $104.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192791), which was declared effective by the SEC on January 23, 2014. As of December 31, 2016, we have used all of the net proceeds from our IPO. There has been no change in our prior disclosure regarding our use of proceeds from our IPO contained in our Quarterly Report on Form 10-Q for the quarter ended September 24, 2016
Performance Graph
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
The following graph compares the cumulative total return of our common stock during the period commencing January 24, 2014 (the date our common stock began trading on the NYSE) to December 31, 2016, with the Russell 2000 Index and the NASDAQ Internet Index. The graph depicts the results of investing $100 in our common stock, the Russell 2000 Index and the NASDAQ Internet Index at closing prices on January 24, 2014 and assumes, with respect to the Russell 2000 Index and the NASDAQ Internet Index, that all dividends were reinvested. We did not declare or pay any cash dividends on our stock. Such returns are based on historical results and are not intended to suggest future performance.
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

The consolidated statements of operations for the fiscal years ended and as of December 31, 2016, December 26, 2015, and December 27, 2014, and the consolidated balance sheets as of December 31, 2016 and December 26, 2015, are derived from our audited consolidated financial statements appearing in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected statements of operations data for fiscal 2013 and 2012, and selected balance sheet data for fiscal 2014, 2013, and 2012, are derived from our audited consolidated financial statements not included in this report. In addition, during the fourth quarter of fiscal 2015 we substantially completed our plan to exit the Citrus Lane business, and during the fourth quarter of fiscal 2016, we completed the exit of this business. As such, all assets, liabilities, and results of operations have been reclassified to discontinued operations for all periods presented. See Note 3, “Discontinued Operations” in the Notes to Consolidated Financial Statements for more information.
Our historical results are not necessarily indicative of the results to be expected in the future (in thousands, except per share data and revenue per paying family and caregiver):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014 (1)	December 28, 2013	December 31, 2012 (2)

Revenue	$161,754	$138,681	$110,712	$81,487	$48,493
Cost of revenue	31,830	26,117	23,464	18,844	10,210
Operating expenses:
Selling and marketing	72,266	73,521	73,799	55,250	35,916
Research and development	20,402	19,801	16,216	11,816	7,662
General and administrative	31,939	30,158	27,325	18,841	13,671
Depreciation and amortization	2,972	4,503	4,363	4,387	1,724
Restructuring charges	714	—	—	—	—
Total operating expenses	128,293	127,983	121,703	90,294	58,973
Operating income (loss)	1,631	(15,419)	(34,455)	(27,651)	(20,690)
Other expense, net	(1,064)	(1,239)	(3,856)	(291)	(47)
Income (loss) from continuing operations before income taxes	567	(16,658)	(38,311)	(27,942)	(20,737)
Provision for (benefit from) income taxes	1,282	1,221	(752)	354	(317)
Loss from continuing operations	(715)	(17,879)	(37,559)	(28,296)	(20,420)
Income (loss) from discontinued operations, net of tax	7,761	(17,116)	(42,733)	—	—
Net income (loss)	7,046	(34,995)	(80,292)	(28,296)	(20,420)
Accretion of preferred stock	—	—	(4)	(57)	(48)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1,310)	—	—	—	—
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	(2,124)	—	—	—	—
Net income attributable to Series A Redeemable Convertible Preferred Stock	(467)	—	—	—	—
Net income (loss) attributable to common stockholders	$3,145	$(34,995)	$(80,296)	$(28,353)	$(20,468)
Net income (loss) per share attributable to common stockholders (Basic and Diluted):
Loss per share from continuing operations attributable to common stockholders	$(0.12)	$(0.56)	$(1.30)	$(9.45)	$(7.97)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014 (1)	December 28, 2013	December 31, 2012 (2)
Income (loss) per share from discontinued operations attributable to common stockholders	0.22	$(0.53)	$(1.47)	—	—
Net income (loss) per share attributable to common stockholders	$0.10	$(1.09)	$(2.77)	$(9.45)	$(7.97)
Shares used to compute net income (loss) per share attributable to common stockholders (Basic and Diluted):
Basic and diluted	30,535	32,001	28,941	3,000	2,568
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

Other Financial and Operational Data:
Adjusted EBITDA (3)	$13,402	$(5,032)	$(21,106)	$(17,199)	$(15,511)
Total members	22,826	18,377	13,788	9,744	6,678
Total families	12,900	10,265	7,612	5,281	3,509
Total caregivers	9,926	8,112	6,176	4,463	3,169

(3) Adjusted EBITDA is a non-GAAP measure. We define adjusted EBITDA as loss from continuing operations, which excludes the accretion of preferred stock dividends and issuance costs, plus: federal, state and franchise taxes, other expense, net, depreciation and amortization, stock-based compensation, accretion of contingent consideration, merger and acquisition related costs, and other unusual or non-cash significant adjustments, such as impairment and restructuring charges. Please see ‘‘Adjusted EBITDA’’ below for more information and for a reconciliation of adjusted EBITDA to net loss from continuing operations, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014 (1)	December 28, 2013	December 31, 2012 (2)
Cost of revenue	$316	$236	$156	161	159
Selling and marketing	898	813	582	348	369
Research and development	1,103	760	437	356	213
General and administrative	4,153	3,116	2,704	997	1,211
Income (loss) from discontinued operations	14	589	1,926	—	—
Total	$6,484	$5,514	$5,805	$1,862	1,952

	As of
	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013	December 31, 2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$61,094	$61,240	$71,881	$29,959	$44,776
Working capital	56,959	24,060	43,834	13,201	39,688
Total assets	155,224	142,478	173,104	113,829	129,402
Total deferred revenue	15,971	13,435	11,472	8,304	5,102
Total non-current liabilities	9,363	7,306	12,828	7,063	11,020
Series A Redeemable Convertible Preferred Stock	47,660	—	—	—	—
Redeemable convertible preferred stock	—	—	—	152,251	152,194
Total stockholders' equity (deficit)	66,949	88,252	118,050	(68,306)	(43,442)
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
• adjusted EBITDA does not include accretion of Series A Redeemable Convertible Preferred Stock dividends and issuance costs;
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net loss from continuing operations	$(715)	$(17,879)	$(37,559)

Federal, state and franchise taxes	1,619	1,411	(468)
Other expense, net	1,064	1,239	3,856
Depreciation and amortization	3,722	5,218	5,128
EBITDA	5,690	(10,011)	(29,043)

Stock-based compensation	6,470	4,926	3,879
Accretion of contingent consideration	—	—	302
Non-cash rent expense	—	—	948
Merger and acquisition related costs	128	53	2,644
IPO related costs	—	—	164
Restructuring related costs	714	—	—
Litigation related costs	400	—	—
Adjusted EBITDA	$13,402	$(5,032)	$(21,106)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are the world’s largest online marketplace for finding and managing family care. We have 22.8 million members, including 12.9 million families and 9.9 million caregivers, spanning 19 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
In July 2014, we completed our Citrus Lane acquisition, adding social commerce capabilities to our platform, including the sales of curated products designed for families. Citrus Lane generates revenue through the sale of subscriptions and other products to customers in the United States. During the second half of fiscal 2015, we made the decision to exit the Citrus Lane business, and during the fourth quarter of fiscal 2016, we completed the exit of this business. As a result, all operations have been presented in discontinued operations.
We have experienced steady growth in revenue and members. Our members increased to 22.8 million as of December 31, 2016 from 18.4 million as of December 26, 2015, representing a 24% annual growth rate. Our revenue has increased to $161.8 million for the fiscal year ended December 31, 2016 from $138.7 million for the fiscal year ended December 26, 2015. We experienced net losses from continuing operations of $0.7 million and $17.9 million in fiscal 2016 and fiscal 2015, respectively, and net income from discontinued operations of $7.8 million in fiscal 2016 and net losses of $17.1 million in fiscal 2015.
In January 2014, we sold 6.2 million shares of our common stock at a price of $17.00 per share resulting in net proceeds of $94.8 million.

Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per paying family - U.S. Consumer Business):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Total members	22,826	18,377	13,788
Total families	12,900	10,265	7,612
Total caregivers	9,926	8,112	6,176
* Paying families - U.S. Consumer Business	274	266	222
* Monthly average revenue per paying family - U.S. Consumer Business	$40	$39	$39
_________________________________
* We have changed the business metrics we use to monitor and evaluate our results in fiscal 2015. We believe that these metrics better reflect the underlying trends in our U.S. Consumer Business.
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested in enough in them to have registered. Our total members increased 24% and 33% during the fiscal years ended December 31, 2016 and December 26, 2015, respectively, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay. Our total families increased 26% and 35% during the fiscal years ended December 31, 2016 and December 26, 2015, respectively, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 22% and 31% during the fiscal years ended December 31, 2016 and December 26, 2015, respectively, compared to the corresponding period in the prior fiscal year.
Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 3% and 20% as fiscal year ends December 31, 2016 and December 26, 2015, respectively, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Paying Family - U.S. Consumer Business. We define monthly average revenue per paying family, or ARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe ARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families - while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business ARPPF increased 3% and 0% during the fiscal years ended December 31, 2016 and December 26, 2015, respectively, compared to the corresponding period in the prior fiscal year.
Factors and Trends of Our Business
We believe that our performance and future success depend upon a number of factors, including our ability to continue to expand our member base, convert basic members to paying families, introduce innovative new products and enhance existing offerings and our infrastructure. Each of these areas presents significant opportunities for us, but also poses significant risks and challenges that we must successfully address. See the section titled ‘‘Risk Factors’’ for a further discussion on these and other risks to our business.

Lifetime Revenue. Our revenue is impacted by a number of factors, including the pricing and mix of our monthly, quarterly and annual subscriptions, our ability to cross-sell our suite of products and services and the total length of time a paying family subscribes to the various solutions we offer, which we refer to as length of paid time. This includes both initial and reuse subscription periods, which we define as the duration of subscriptions by the same paying family, which may not necessarily occur consecutively with the paying family’s initial subscription. Based on historical data, we estimate that the average total length of paid time for a U.S. Consumer Business paying family is 13.1 months, measured over a four year period. During fiscal 2016, our U.S. Consumer Business ARPPF was $40.
Customer Acquisition Costs. We expect to continue to make significant investments to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate depends on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the mix of our media expenditures between television and search advertising, the competitive environment in our markets and publicity about our company. In addition, an increasing percentage of our paying families has come from word-of-mouth referrals, search engine optimization and reuse, reducing our overall per-member customer acquisition cost. Currently, a majority of our marketing expenditures is spent on attracting paying families for our U.S. Consumer Business, and in fiscal 2016, we spent an average of $121 per new subscription. These expenditures included television advertising, search advertising and all other direct marketing expenses.
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
Acquisitions. As part of our ongoing growth strategy, we have completed a number of acquisitions since July 2012. Our growth since this time has been significantly affected by these acquisitions. In general, we pursue acquisitions for several reasons, such as acquiring additional products which enhance the user experience of our services and complement our existing business. Our balance sheet includes goodwill of $57.9 million and intangible assets of $1.7 million related to various prior acquisitions. We perform our annual goodwill impairment test annually as of the first day of our fiscal fourth quarter, or more frequently if certain events or circumstances warrant. Events or changes in circumstances that might indicate potential impairment in goodwill include the specific factors described in the Risk Factors section of this Annual Report on Form 10-K, including a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business.
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
Other Revenue
Other revenue includes revenue generated from international markets. This revenue is typically recognized on a daily basis over the term of a member’s subscription. Other revenue also includes revenue generated through contracts that provide corporate employers access to certain of our products and services, as well as, on-demand back-up care through our Care@Work solution. This product offering is typically sold through the use of an annual contract with an automatic renewal clause. Revenue related to this offering is typically recognized on a daily basis over the subscription term. Additionally, we generate revenue through our marketing solutions offering, which is designed to provide care-related businesses an efficient and cost-effective way to target qualified families seeking care services, and through our recruiting solutions offering, which allows care-related businesses to recruit caregivers for full-time and part-time employment. Revenue related to these product offerings is typically recognized in the period earned.
Cost of Revenue and Operating Expenses
Cost of Revenue. Our cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments, the cost of background checks run on both families and caregivers and the fulfillment costs of back-up care. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions and website intangible assets. We currently expect cost of revenue to increase on an absolute basis in the near term as we continue to expand our related customer base.
Selling and Marketing. Our selling and marketing expenses primarily consist of customer acquisition marketing, including television advertising, branding, other advertising and public relations costs, as well as allocated facilities and other supporting overhead costs. In addition, sales and marketing expenses include salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. We plan to continue to invest in sales and marketing to grow our current customer base, continue building brand awareness, and expand our global footprint. In the near term, we expect sales and marketing expenses to increase and to be our largest expense on an absolute basis and be consistent as a percentage of revenue.
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

Restructuring Charges. Restructuring charges consists primarily of costs associated with the expected loss on the sublease of certain portions of our facilities.
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

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

Revenue	$161,754	$138,681	$110,712
Cost of revenue	31,830	26,117	23,464
Operating expenses:
Selling and marketing	72,266	73,521	73,799
Research and development	20,402	19,801	16,216
General and administrative	31,939	30,158	27,325
Depreciation and amortization	2,972	4,503	4,363
Restructuring charges	714	—	—
Total operating expenses	128,293	127,983	121,703
Operating income (loss)	1,631	(15,419)	(34,455)
Other expense, net	(1,064)	(1,239)	(3,856)
Income (loss) from continuing operations before income taxes	567	(16,658)	(38,311)
Provision for (benefit from) income taxes	1,282	1,221	(752)
Loss from continuing operations	(715)	(17,879)	(37,559)
Income (loss) from discontinued operations, net of tax	7,761	(17,116)	(42,733)
Net income (loss)	7,046	(34,995)	(80,292)
Accretion of preferred stock	—	—	(4)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1,310)	—	—
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	(2,124)	—	—
Net income attributable to Series A Redeemable Convertible Preferred Stock	(467)	—	—
Net income (loss) attributable to common stockholders	$3,145	$(34,995)	$(80,296)
Net income (loss) per share attributable to common stockholders (Basic and Diluted):
Loss per share from continuing operations attributable to common stockholders	$(0.12)	$(0.56)	$(1.30)
Income (loss) per share from discontinued operations attributable to common stockholders	0.22	(0.53)	(1.47)
Net income (loss) per share attributable to common stockholders	$0.10	$(1.09)	$(2.77)
Shares used to compute net income (loss) per share attributable to common stockholders (Basic and Diluted):
Basic and diluted	30,535	32,001	28,941
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Cost of revenue	$316	$236	$156
Selling and marketing	898	813	582
Research and development	1,103	760	437
General and administrative	4,153	3,116	2,704
Income (loss) from discontinued operations	14	589	1,926
The following tables set forth our consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

Revenue	100%	100%	100%
Cost of revenue	20%	19%	21%
Operating expenses:
Selling and marketing	45%	53%	67%
Research and development	13%	14%	15%
General and administrative	20%	22%	25%
Depreciation and amortization	2%	3%	4%
Restructuring charges	—%	—%	—%
Total operating expenses	79%	92%	110%
Operating income (loss)	1%	(11)%	(31)%
Other expense, net	(1)%	(1)%	(3)%
Income (loss) from continuing operations before income taxes	—%	(12)%	(35)%
Provision for (benefit from) income taxes	1%	1%	(1)%
Loss from continuing operations	—%	(13)%	(34)%
Income (loss) from discontinued operations, net of tax	5%	(12)%	(39)%
Net income (loss)	4%	(25)%	(73)%
Accretion of preferred stock	—%	—%	—%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1)%	—%	—%
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	(1)%	—%	—%
Net income attributable to Series A Redeemable Convertible Preferred Stock	—%	—%	—%
Net income (loss) attributable to common stockholders	2%	(25)%	(73)%
Revenue

	Fiscal Year Ended			Fiscal 2016 Compared to Fiscal 2015		Fiscal 2015 Compared to Fiscal 2014
	December 31, 2016	December 26, 2015	December 27, 2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenue	$161,754	$138,681	$110,712	$23,073	17%	$27,969	25%

Fiscal 2016 Compared to Fiscal 2015
The change was primarily attributed to a $13.3 million increase in our consumer matching business, principally related to a higher number of paying families and caregivers and higher average revenue per paying family. Additionally, there was an increase in Care@Work, consumer payment solutions, and background checks revenues of $3.7 million, $3.7 million, and $1.2 million, respectively.
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

Cost of Revenue

	Fiscal Year Ended			Fiscal 2016 Compared to Fiscal 2015		Fiscal 2015 Compared to Fiscal 2014
	December 31, 2016	December 26, 2015	December 27, 2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$31,830	$26,117	$23,464	$5,713	22%	$2,653	11%
Percentage of revenue	20%	19%	21%
Fiscal 2016 Compared to Fiscal 2015
The change was primarily related to higher member servicing costs and background check screening fees of $3.6 million, and to a lesser extent increased compensation and related costs and credit card fees of $1.5 million and $1.1 million, respectively. These were partially off-set by a decrease in hosting expenses of $0.6 million.
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

Selling and Marketing

	Fiscal Year Ended			Fiscal 2016 Compared to Fiscal 2015		Fiscal 2015 Compared to Fiscal 2014
	December 31, 2016	December 26, 2015	December 27, 2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$72,266	$73,521	$73,799	$(1,255)	(2)%	$(278)	—%
Percentage of revenue	45%	53%	67%
Fiscal 2016 Compared to Fiscal 2015
The change principally related to decreases in spending on acquisition marketing expense of $3.1 million. These were partially off-set by higher compensation and related costs and consulting expenses of $1.4 million and $0.3 million, respectively.
Fiscal 2015 Compared to Fiscal 2014
The change principally related to a decrease in spending on customer acquisition marketing of $4.0 million, partially offset by higher compensation and related costs of $2.9 million.

Research and Development

	Fiscal Year Ended			Fiscal 2016 Compared to Fiscal 2015		Fiscal 2015 Compared to Fiscal 2014
	December 31, 2016	December 26, 2015	December 27, 2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Research and development	$20,402	$19,801	$16,216	$601	3%	$3,585	22%
Percentage of revenue	13%	14%	15%
Fiscal 2016 Compared to Fiscal 2015
The change was primarily related to increases in expenses related to consulting and compensation of $0.4 million and $0.2 million, respectively. This was partially off-set by a decrease in expense related to occupancy of $0.1 million.
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

General and Administrative

	Fiscal Year Ended			Fiscal 2016 Compared to Fiscal 2015		Fiscal 2015 Compared to Fiscal 2014
	December 31, 2016	December 26, 2015	December 27, 2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$31,939	$30,158	$27,325	$1,781	6%	$2,833	10%
Percentage of revenue	20%	22%	25%
Fiscal 2016 Compared to Fiscal 2015
The change was primarily related to higher compensation related expenses of $2.0 million primarily due to incentive compensation, including stock-based compensation, as well as, increases in hosted applications and IT operations expenses, bad debt, and professional service fees of $0.5 million, $0.4 million, and $0.3 million, respectively. These were partially off-set by reductions in consulting, recruiting, and legal expenses of $1.0 million, $0.4 million, and $0.2 million, respectively.
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

Depreciation and Amortization

	Fiscal Year Ended			Fiscal 2016 Compared to Fiscal 2015		Fiscal 2015 Compared to Fiscal 2014
	December 31, 2016	December 26, 2015	December 27, 2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$2,972	$4,503	$4,363	$(1,531)	(34)%	$140	3%
Percentage of revenue	2%	3%	4%

Fiscal 2016 Compared to Fiscal 2015
The change was primarily attributable to certain intangible assets reaching the end of their useful lives during fiscals 2015 and 2016. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $1.4 million.
Fiscal 2015 Compared to Fiscal 2014
The change was primarily attributed with the move to our new headquarters.

Restructuring Charges

	Fiscal Year Ended			Fiscal 2016 Compared to Fiscal 2015		Fiscal 2015 Compared to Fiscal 2014
	December 31, 2016	December 26, 2015	December 27, 2014	$ Change	% Change	$ Change	% Change
(in thousands, except percentages)
Restructuring charges	$714	$—	$—	$714	100%	$—	—%
Percentage of revenue	—%	—%	—%

Fiscal 2016 Compared to Fiscal 2015

During the quarter ended June 25, 2016, we recorded a $0.5 million sublease loss liability and related expenses of $0.2 million for the expected loss on the sublease, in accordance with ASC 840-20 Leases, because the monthly payments we expect to receive under the sublease are less than the amounts that we will owe the lessor for the sublease space.

Other Expense, net

	Fiscal Year Ended			Fiscal 2016 Compared to Fiscal 2015		Fiscal 2015 Compared to Fiscal 2014
	December 31, 2016	December 26, 2015	December 27, 2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Other expense, net	$(1,064)	$(1,239)	$(3,856)	$175	(14)%	$2,617	(68)%
Percentage of revenue	(1)%	(1)%	(3)%
Fiscal 2016 Compared to Fiscal 2015
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the British Pound Sterling and Euro during fiscal 2016 compared to fiscal 2015.
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

Provision for (Benefit from) Income Taxes

	Fiscal Year Ended			Fiscal 2016 Compared to Fiscal 2015		Fiscal 2015 Compared to Fiscal 2014
	December 31, 2016	December 26, 2015	December 27, 2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,282	$1,221	$(752)	$61	5%	$1,973	(262)%
Percentage of revenue	1%	1%	(1)%
Fiscal 2016 Compared to Fiscal 2015
The change was primarily related to the amortization of certain goodwill associated with the acquisition of HomePay for tax purposes, for which there is no corresponding book deduction, and certain state and foreign taxes based on operating income that are payable without regard to our tax loss carry forwards.
Fiscal 2015 Compared to Fiscal 2014
Our effective tax rate for fiscal 2015 was a provision of 7% on a pre-tax loss. The current year tax expense was primarily related to the amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards. The tax benefit recorded during fiscal 2014 was a result of a non-recurring benefit from the release of a portion of the valuation allowance due to taxable temporary differences available as a source of income to realize certain pre-existing deferred tax assets as a result of the purchase accounting, partially offset by the amortization of goodwill for tax purposes for which there is no corresponding book deduction, partially offset by the income tax expense related to the amortization of Breedlove goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.

Income (Loss) from Discontinued Operations, Net of Taxes

	Fiscal Year Ended			Fiscal 2016 Compared to Fiscal 2015		Fiscal 2015 Compared to Fiscal 2014
	December 31, 2016	December 26, 2015	December 27, 2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Income (loss) from discontinued operations, net of tax	$7,761	$(17,116)	$(42,733)	$24,877	(145)%	$25,617	(60)%
Percentage of revenue	5%	(12)%	(39)%
Fiscal 2016 Compared to Fiscal 2015
The increase was related to a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement related to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million for contingent consideration payments that were fair valued at $16.0 million as of December 26, 2015 that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In connection with the settlement, the former shareholders forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. As a result of this settlement, we recognized a gain within income (loss) from discontinued operations on the consolidated statements of operations for fiscal 2016 of $8.0 million.

Fiscal 2015 Compared to Fiscal 2014
The decrease was primarily driven by the impairment charges recognized in fiscal 2014 totaling $36.2 million, as compared to fiscal 2015 impairment charges of $9.7 million, offset by one-time disposal costs of $2.1 million in fiscal 2015.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Cash flow provided by (used in):
Operating activities - Continuing operations	12,690	160	(20,177)
Operating activities - Discontinued operations	2,421	(5,124)	(4,107)
Investing activities - Continuing operations	(15,580)	(4,323)	(6,425)
Investing activities - Discontinued operations	—	(2)	(22,844)
Financing activities - Continuing operations	15,108	(1,063)	94,585
Financing activities - Discontinued operations	(14,510)	—	—
Effect of exchange rates on cash balances	(275)	(289)	890
(Decrease) increase in cash and cash equivalents	$(146)	$(10,641)	$41,922
As of December 31, 2016, we had cash and cash equivalents and short-term investments of $76.1 million. Cash and cash equivalents and short-term investments consists of cash, certificates of deposit, and money market funds. Cash held internationally as of December 31, 2016 was $4.5 million. During fiscal 2016, we purchased $15.0 million of short term investments, which is an outflow from investing activities and excluded from cash and cash equivalents in the table above. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014, and to a lesser extent from the exercise of employee stock options. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months from the date of filing this Annual Report on Form 10-K. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Fiscal 2016
Cash from continuing operating activities provided $12.7 million during fiscal 2016. This amount resulted from a net loss from continuing operations of $0.7 million, adjusted for non-cash items of $12.6 million, and a net $0.8 million source of cash due to changes in working capital.
Non-cash expenses within net loss from continuing operations consisted primarily of $6.5 million of stock-based compensation expense, $3.7 million for depreciation and amortization, $1.3 million of foreign currency remeasurement, and $1.1 million in changes in deferred tax liabilities.
An increase in operating liabilities and decreases in operating assets provided a net source of $0.8 million of cash within operating activities. The increase in working capital was primarily due to increases in deferred revenue of $2.6 million, accrued expenses and other liabilities of $0.9 million, and other non-current liabilities of $0.2 million combined with decreases in accounts receivable of $0.3 million. These were partially off-set by a decrease in accounts payable of $0.7 million and increases in unbilled accounts receivable of $1.9 million and prepaid expenses and other current assets of $0.6 million.
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
An increase in both operating liabilities and assets was a net source of $5.6 million of cash within operating activities. The increase in working capital was primarily due to increases in deferred revenue, accrued expenses and other current liabilities, and other non-current liabilities of $2.3 million, $1.9 million, and $0.9 million, respectively, combined with a decrease in prepaid expenses and other current assets of $2.1 million. These were partially offset by a decrease in accounts payable of $0.6 million and increases in accounts receivable and unbilled accounts receivable of $0.6 million and $0.3 million, respectively.
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
Fiscal 2014
Cash from continuing operating activities used $20.2 million during fiscal 2014. This amount resulted from a net loss from continuing operations of $37.6 million, adjusted for non-cash items of $11.2 million, and net $6.2 million source of cash due to increases in operating liabilities, partially off-set by increases in operating assets.
Non-cash expenses within net loss from continuing operations consisted primarily of $5.1 million for depreciation and amortization, $3.9 million of stock-based compensation expense, $2.3 million increase in the fair value of contingent consideration payable in preferred stock, $0.3 million from the accretion of contingent consideration liabilities payable in cash and $0.6 million in the fair value of stock warrants, partially off-set by $0.9 million in deferred taxes.
An increase in both operating liabilities and assets contributed $6.2 million to net cash used in operating activities from continuing operations. The cash generated from this change consisted of an increase in deferred revenue of $3.2 million, an increase in accrued expenses and other current liabilities of $2.1 million, an increase in accounts payable of $1.8 million, partially offset by an increase in unbilled accounts receivable of $1.1 million and an increase in accounts receivable of $0.9 million.

Cash used in discontinued operations totaled $4.1 million. This amount resulted from a net loss from discontinued operations of $42.7 million, offset by a net $38.6 million source of cash from changes in working capital and non-cash related adjustments, including charges related to the impairment of goodwill and intangible assets of $36.2 million.
Investing Activities
Fiscal 2016
Cash used in investing activities totaled $15.6 million primarily related to the purchase of short-term investments of $15.0 million, the purchase of Kinsights Inc., the developer and operator of an online community platform and service, for $0.4 million, and purchases of property and equipment of $0.2 million.
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

Financing Activities
Fiscal 2016

During fiscal 2016, cash provided by financing activities from continuing operations totaled $15.1 million, primarily related to the net cash proceeds received from the issuance of the Series A Preferred Stock of $44.2 million and the exercise of common stock options of $1.4 million. These were partially off-set by the repurchase of common stock of $30.5 million.

Cash from financing activities for discontinued operations used $14.5 million related to the payment associated with the Citrus Lane settlement.

Fiscal 2015
During fiscal 2015, we used $1.1 million of cash related to financing activities from continuing operations. Of this amount, $1.8 million related to payments of contingent consideration previously established in purchase accounting for our HomePay and Care Concierge acquisitions, partially offset by $0.8 million in proceeds from the exercise of common stock options.
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
Investment Agreement between Care.com and CapitalG LP
On June 29, 2016, we announced our entry into an Investment Agreement with CapitalG LP (“CapitalG”) relating to the issuance and sale (the “Transaction”) to CapitalG of 46.4 thousand shares of the Company’s Series A Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $46.35 million, or $1,000 per share. The Transaction closed on June 29, 2016. We utilized a portion of the proceeds from the Transaction to repurchase an aggregate of 3.7 million shares of common stock at a price of $8.25 per share from Matrix Partners VII, L.P. and Weston & Co. VII LLC. This repurchase also closed on June 29, 2016.
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
Pursuant to the Investment Agreement and the Certificate of Designations, for so long as CapitalG or its affiliates beneficially own at least 50% of the shares of Series A Preferred Stock purchased from us pursuant to the Investment Agreement, the holders of Series A Preferred Stock shall have the right to elect one director to our Board, with CapitalG having the right to designate nominees for such position.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in fiscal 2016, 2015, or 2014.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases.
The following table describes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$39,469	$4,539	$14,819	$9,889	$10,222
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
On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot Prime Lease. Please refer to Note 14 for further detail on the restructuring charges incurred by us as a result of this sublease.
In March 2016, we entered into a 5-year property lease. The lease commenced on April 1, 2016, and we will pay an aggregate of approximately $0.8 million over the 5-year lease period.

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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the assumptions and estimates associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
• Revenue recognition;
• Redeemable convertible preferred stock;
• Goodwill;
• Amortization and impairment of intangible assets;
• Income taxes;
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
Certain of our arrangements provide companies the opportunity to purchase Care.com services on behalf of their employees. These arrangements typically include a subscription to our consumer matching solutions for their employees. These arrangements are accounted for as multiple element arrangements. We have concluded that each element in the arrangement has stand-alone value as the individual services can be sold separately. In addition, there is no right of refund once a service has been delivered. Therefore, we have concluded each element of the arrangement is a separate unit of accounting. In accordance with authoritative guidance on revenue recognition, we allocate consideration at the inception of an arrangement to each unit of accounting based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis, and requires the use of: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available. Since VSOE or TPE are not typically available, BESP is generally used to allocate the selling price to each unit of accounting. We determine BESP for units of account by considering multiple factors including, but not limited to, prices we charge for similar offerings, sales volumes, geographies and other factors contemplated in negotiating multiple element transactions. While we have individual elements in the arrangement, the recognition of the majority of these elements follows a consistent ratable recognition given the pattern over which services are provided.
Redeemable Convertible Preferred Stock
We classify redeemable convertible preferred stock as temporary equity in the consolidated balance sheet due to certain contingent redemption clauses that are at the election of the holder. We will accrete the carrying value of the redeemable convertible preferred stock to the redemption value through June 20, 2023, which is the seventh anniversary of the Closing Date (June 29, 2016), at a rate of 5.50% per annum, which represents the cumulative dividends owed on the convertible preferred stock, using the interest rate method. We elected to accrete the carrying value of the redeemable convertible preferred stock on the issuance date to the redemption value as it relates to the issuance costs that were netted against the proceeds of issuance of the redeemable convertible preferred stock.
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
We conducted our fiscal 2016 annual impairment test as of September 25, 2016 (the first day of our fourth fiscal quarter). We utilized DCF and market approaches to estimate the fair value of our reporting units as of September 25, 2016 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the reporting units had fair values exceeding their carrying values, and as such, Step 2 of impairment test was not required for those reporting units.
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
Recently Issued and Adopted Accounting Pronouncements
Information concerning recently issued accounting pronouncements may be found in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar, Australian dollar, and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2016 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of December 31, 2016 or December 26, 2015. Under our current investment policy, we invest our excess cash in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Care.com, Inc.

We have audited the accompanying consolidated balance sheets of Care.com, Inc. as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Care.com, Inc. at December 31, 2016 and December 26, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2017

CARE.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$61,094	$61,240
Short-term investments	15,000	—
Accounts receivable (net of allowance of $163 and $125, respectively) (1)	2,789	3,107
Unbilled accounts receivable (2)	5,541	3,595
Prepaid expenses and other current assets	3,787	2,599
Current assets of discontinued operations	—	439
Total current assets	88,211	70,980
Property and equipment, net	4,947	6,371
Intangible assets, net	1,708	3,389
Goodwill	57,910	58,631
Other non-current assets	2,448	3,098
Non-current assets of discontinued operations	—	9
Total assets	$155,224	$142,478

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$2,483	$3,189
Accrued expenses and other current liabilities (4)	12,798	12,413
Deferred revenue (5)	15,971	13,435
Current liabilities of discontinued operations	—	17,883
Total current liabilities	31,252	46,920
Deferred tax liability	4,276	3,166
Other non-current liabilities	5,087	4,140
Total liabilities	40,615	54,226
Commitments and Contingencies (see note 6)	—	—
Series A Redeemable Convertible Preferred Stock, $0.001 par value; 46 shares designated; 46 shares issued and outstanding at December 31, 2016; at aggregate liquidation and redemption value at December 31, 2016	47,660	—
Stockholders' equity
Preferred Stock, $0.001 par value; 5,000 shares authorized at December 31, 2016 and December 26, 2015, respectively
Common stock, $0.001 par value; 300,000 shares authorized; 28,984 and 32,276 shares issued and outstanding, respectively	29	32
Additional paid-in capital	255,031	283,669
Accumulated deficit	(187,808)	(194,854)
Accumulated other comprehensive loss	(303)	(595)
Total stockholders' equity	66,949	88,252
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$155,224	$142,478
(1) Includes accounts receivable due from related parties of $150 at December 31, 2016 (Note 12)
(2) Includes unbilled accounts receivable due from related parties of $286 at December 31, 2016 (Note 12)
(3) Includes accounts payable due to related parties of $107 at December 31, 2016 (Note 12)

See accompanying notes to the consolidated financial statements

(4) Includes accrued expenses and other current liabilities due to related parties of $1,055 at December 31, 2016 (Note 12)
(5) Includes deferred revenue associated with related parties of $151 at December 31, 2016 (Note 12)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

Revenue (1)	$161,754	$138,681	$110,712
Cost of revenue	31,830	26,117	23,464
Operating expenses:
Selling and marketing (2)	72,266	73,521	73,799
Research and development	20,402	19,801	16,216
General and administrative	31,939	30,158	27,325
Depreciation and amortization	2,972	4,503	4,363
Restructuring charges	714	—	—
Total operating expenses	128,293	127,983	121,703
Operating income (loss)	1,631	(15,419)	(34,455)
Other expense, net	(1,064)	(1,239)	(3,856)
Income (loss) from continuing operations before income taxes	567	(16,658)	(38,311)
Provision for (benefit from) income taxes	1,282	1,221	(752)
Loss from continuing operations	(715)	(17,879)	(37,559)
Income (loss) from discontinued operations, net of tax	7,761	(17,116)	(42,733)
Net income (loss)	7,046	(34,995)	(80,292)
Accretion of preferred stock	—	—	(4)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1,310)	—	—
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	(2,124)	—	—
Net income attributable to Series A Redeemable Convertible Preferred Stock	(467)	—	—
Net income (loss) attributable to common stockholders	$3,145	$(34,995)	$(80,296)
Net income (loss) per share attributable to common stockholders (Basic and Diluted):
Loss per share from continuing operations attributable to common stockholders	$(0.12)	$(0.56)	$(1.30)
Income (loss) per share from discontinued operations attributable to common stockholders	0.22	(0.53)	(1.47)
Net income (loss) per share attributable to common stockholders	$0.10	$(1.09)	$(2.77)
Shares used to compute net income (loss) per share attributable to common stockholders (Basic and Diluted):
Basic and diluted	30,535	32,001	28,941

(1) Includes related parties revenue of $1,593 for the year ended December 31, 2016 (Note 12)
(2) Includes related parties expenses of $14,724 for the year ended December 31, 2016 (Note 12)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

Net income (loss)	$7,046	$(34,995)	$(80,292)

Other comprehensive income (loss):
Foreign currency translation adjustments	292	(889)	(1,649)
Comprehensive income (loss)	$7,338	$(35,884)	$(81,941)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except per share data)

	Redeemable Convertible Preferred Stock		Stockholders' (Deficit) Equity
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance at December 28, 2013	21,299	152,251	3,197	3	9,311	(79,563)	1,943	(68,306)
Exercises of stock options	—	—	220	—	994	—	—	994
Exercises of warrants	—	—	76	—	968	—	—	968
Accretion of issuance costs	—	—	—	—	—	(4)	—	(4)
Contingent consideration payable in shares	—	—	—	—	4,878	—	—	4,878
Stock-based compensation	—	—	—	—	4,357	—	—	4,357
Foreign currency translation adjustment	—	—	—	—	—	—	(1,649)	(1,649)
Contingent consideration paid in preferred stock	192	2,626	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	(21,491)	(154,877)	21,491	22	154,855	—	—	154,877
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	6,153	6	94,804	—	—	94,810
Issuance of common stock in connection with acquisitions	—	—	478	1	5,968	—	—	5,969
Acceleration of Citrus Lane restricted stock awards(1)	—	—	—	—	1,448	—	—	1,448
Net loss	—	—	—	—	—	(80,292)	—	(80,292)
Balance at December 27, 2014	—	—	31,615	32	277,583	(159,859)	294	118,050
Exercises of stock options	—	—	256	—	575	—	—	575
Issuance of restricted stock units	—	—	214	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,511	—	—	5,511
Foreign currency translation adjustment	—	—	—	—	—	—	(889)	(889)
Issuance of common stock in connection with acquisitions	—	—	191	—	—	—	—	—
Net loss			—	—	—	(34,995)	—	(34,995)
Balance at December 26, 2015	—	—	32,276	32	283,669	(194,854)	(595)	88,252
Exercises of stock options	—	—	373	—	1,406	—	—	1,406
Issuance of restricted stock units	—	—	513	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,504	—	—	6,504
Return of Stock Related to Settlement of Citrus Lane (Note 3)	—	—	(478)	—	(2,593)	—	—	(2,593)
Issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs of $2,124	46	44,226	—	—	—	—	—	—
Common stock repurchase (2)	—	—	(3,700)	(3)	(30,521)	—	—	(30,524)

See accompanying notes to the consolidated financial statements

Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	1,310	—	—	(1,310)	—	—	(1,310)
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—	2,124	—	—	(2,124)	—	—	(2,124)
Foreign currency translation adjustment	—	—	—	—	—	—	292	292
Net income	—	—	—	—	—	7,046	—	7,046
Balance at December 31, 2016	46	$47,660	28,984	$29	$255,031	$(187,808)	$(303)	$66,949
(1) Related expense was recognized in discontinued operations
(2) Common stock repurchased was subsequently retired in fiscal 2016.

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Cash flows from operating activities
Net income (loss)	$7,046	$(34,995)	$(80,292)
Income (loss) from discontinued operations, net of tax	7,761	(17,116)	(42,733)
Loss from continuing operations	(715)	(17,879)	(37,559)
Adjustments to reconcile net income (loss) to net cash provided by (cash used) in operating activities:
Stock-based compensation	6,470	4,926	3,879
Depreciation and amortization	3,722	5,218	5,128
Deferred taxes	1,110	1,094	(893)
Contingent consideration expense	—	—	302
Change in fair value of contingent consideration payable in preferred stock	—	—	2,258
Change in fair value of stock warrants	—	—	606
Foreign currency remeasurement loss	1,261	1,275	—
Other non-operating income (expenses)	41	(98)	(89)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	281	(604)	(946)
Unbilled accounts receivable	(1,947)	(291)	(1,066)
Prepaid expenses and other current assets	(589)	2,076	(116)
Other non-current assets	(3)	(22)	353
Accounts payable	(688)	(588)	1,757
Accrued expenses and other current liabilities	938	1,864	2,087
Deferred revenue	2,581	2,280	3,242
Other non-current liabilities	228	909	880
Net cash provided by (used in) operating activities by continuing operations	12,690	160	(20,177)
Net cash provided by (used in) operating activities by discontinued operations	2,421	(5,124)	(4,107)
Net cash provided by (used in) operating activities	15,111	(4,964)	(24,284)

Cash flows from investing activities
Purchases of property and equipment	(244)	(4,396)	(3,038)
Payments for acquisitions, net of cash acquired	(420)	—	(489)
Cash withheld for purchase consideration	—	73	(73)
Proceeds from security deposit for sub-lease	84	—	—
Payments for security deposits	—	—	(2,825)
Purchases of short-term investments	(15,000)	—	—
Net cash used in investing activities by continuing operations	(15,580)	(4,323)	(6,425)
Net cash used in investing activities by discontinued operations	—	(2)	(22,844)
Net cash used in investing activities	(15,580)	(4,325)	(29,269)

See accompanying notes to the consolidated financial statements

Cash flows from financing activities
Proceeds from issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs of $2,124	44,226	—	—
Proceeds from initial public offering net of offering costs	—	—	96,007
Proceeds from exercise of common stock options	1,406	777	787
Payments of contingent consideration previously established in purchase accounting	—	(1,840)	(2,209)
Payment for repurchase of common stock	(30,524)	—	—
Net cash provided by (used in) financing activities by continuing operations	15,108	(1,063)	94,585
Net cash used in financing activities by discontinued operations	(14,510)	—	—
Net cash provided by (used in) financing activities	598	(1,063)	94,585

Effect of exchange rate changes on cash and cash equivalents	(275)	(289)	890
Net (decrease) increase in cash and cash equivalents	(146)	(10,641)	41,922
Cash and cash equivalents, beginning of the period	61,240	71,881	29,959
Cash and cash equivalents, end of the period	$61,094	$61,240	$71,881

Supplemental disclosure of cash flow activities
Cash paid for taxes	$177	$171	$94

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property and equipment	$8	$43	$2,575
Series A Redeemable Convertible Preferred Stock dividend accretion	$1,310	$—	$—
Series A Redeemable Convertible Preferred Stock issuance costs accretion	$2,124	$—	$—
Fair value of common shares received from legal settlement (Note 3)	$2,593	$—	$—
Issuance of preferred and common stock in connection with acquisitions	$—	$—	$5,969
Accretion of preferred stock to redemption value	$—	$—	$4
Conversion of preferred stock to common stock	$—	$—	$154,855
Reclassification of warrant liability to additional paid-in capital	$—	$—	$968
Reclassification of contingent consideration payable in common shares	$—	$—	$4,878

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

1. Organization and Description of Business
Care.com, Inc. (the “Company”, “we”, “us”, and “our”), a Delaware corporation, was incorporated on October 27, 2006. We are the world’s largest online marketplace for finding and managing family care. Our consumer matching solutions enable families to connect to caregivers and caregiving services in a reliable and easy way and our payment solutions enable families to pay caregivers electronically online or via their mobile device and to manage their household payroll and tax matters with Care.com HomePay. We also serve employers through Care@Work by providing access to certain of our products and services and back-up care for children and seniors to employer-sponsored families. In addition, we serve employers by providing access to our platform to employer-sponsored families and care-related businesses-such as day care centers, nanny agencies and home care agencies-who wish to market their services to our care-seeking families and recruit our caregiver members.
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
Fiscal Year-End
For periods prior to fiscal 2013, we operated and reported on a calendar basis fiscal year. Beginning in the third quarter of fiscal 2013, we operate and report using a 52 or 53-week fiscal year ending on the Saturday in December closest and prior to December 31. Fiscal 2016 had 53 weeks. Accordingly, our fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter.
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
During the fourth quarter of fiscal 2015, we made the decision to shut down the Citrus Lane business and had substantially completed our plans for ceasing the operation of the business. We completed the plans to cease operation of the business in the fourth quarter of 2016. This represented a strategic shift that will have a major effect on our operations and financial results. As such, financial results of Citrus Lane have been presented as net income (loss) from discontinued operations on the consolidated statements of operations for the years ended December 31, 2016, December 26, 2015 and December 27, 2014. Assets and liabilities of Citrus Lane to be disposed of are presented as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheets as of December 31, 2016 and December 26, 2015 (see Note 3, “Discontinued Operations”).

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and revenue allowances, intangible asset valuations, expected future cash flows used to evaluate the recoverability of long-lived assets, the useful lives of long-lived assets including property and equipment and intangible assets, fair value of stock-based awards, goodwill, income taxes, and contingencies. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from the estimates.
Revenue Recognition
In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We derive our revenue primarily from on-going subscription fees. Revenue from subscription fees is recognized on a daily basis over the subscription term or on a pro-rata basis as the services are delivered. Revenue from background checks, lead generation and advertising is recognized in the period earned. Other service revenues are recognized as the services are performed. Taxes that are collected from customers and remitted to government authorities are presented on a net basis and are excluded from revenue. We recognize revenue net of a reserve for refunds based on our actual refund history. During fiscal 2016, fiscal 2015, and fiscal 2014, we recorded $6.1 million, $5.5 million, and $3.8 million in refunds to customers. As it relates to our Citrus Lane business, which is presented within discontinued operations, for product sales, these criteria are deemed to have been met when the items are delivered to the end customer. Shipping and handling charges are included in revenue on a gross basis.
Certain of our arrangements provide companies the opportunity to purchase Care.com services on behalf of their employees. These arrangements typically include a subscription to our consumer matching solutions for their employees. These arrangements are accounted for as multiple element arrangements. We have concluded that each element in the arrangement has stand-alone value as the individual services can be sold separately. In addition, there is no right of refund once a service has been delivered. Therefore, we have concluded each element of the arrangement is a separate unit of accounting. In accordance with the authoritative guidance on revenue recognition, we allocate consideration at the inception of an arrangement to each unit of accounting based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis, and requires the use of: (1) vendor-specific objective evidence (‘‘VSOE’’), if available; (2) third-party evidence (‘‘TPE’’), if VSOE is not available; and (3) best estimate of selling price (‘‘BESP’’), if neither VSOE nor TPE is available. Since VSOE or TPE are not typically available, BESP is generally used to allocate the selling price to each unit of accounting. We determine BESP for units of account by considering multiple factors including, but not limited to, prices we charge for similar offerings, sales volumes, geographies and other factors contemplated in negotiating multiple element transactions. While we have multiple elements in these arrangements, the recognition of the majority of these elements follows a consistent ratable recognition given the pattern over which services are provided.
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
Accounts Receivable and Allowance for Doubtful Account
Accounts receivable primarily represent the net cash due from the Company’s payment processors for cleared transactions and amounts owed from corporate customers. Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. When management becomes aware of circumstances that may decrease the likelihood of collection, it records a specific allowance against amounts due. The allowance is recorded through a charge to bad debt expense which is recognized within general and administrative expense in the consolidated statements of operations. The amounts charged also include expenses for uncollected credit card receivables (or “chargebacks”). The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2016	$125	$1,387	$(1,349)	$163
Year ended December 26, 2015	$—	$991	$(866)	$125
Year ended December 27, 2014	$—	$360	$(360)	$—
(1) Deductions include actual accounts written-off, net of recoveries.
Unbilled Receivables
Unbilled receivables consist of amounts earned upon satisfying the revenue recognition criteria in advance of billing. Subscribers to our Care.com HomePay solution are billed quarterly in arrears at the beginning of the subsequent calendar quarter to which the services related. Additionally, there are instances in which we have met revenue recognition criteria in advance of billing schedules for our Care@Work employer solutions customers.
Cost of Revenue
Cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments, the cost of background checks run on both families and caregivers, and back-up care costs related to our Care@Work contracts. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions and website intangible assets. As it relates to our Citrus Lane business, which is presented within discontinued operations, we have product fulfillment costs, largely consisting of product, shipping and costs associated with our third-party fulfillment providers.
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. We place our cash and cash equivalents and short-term investments with major financial institutions throughout the world that management assesses to be of high-credit quality in order to limit exposure of each investment. As of December 31, 2016 and December 26, 2015, substantially all of our cash had been invested in money market funds and certificates of deposit.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. During the year ended December 31, 2016, one customer accounted for more than 14% of total unbilled accounts receivable and no customer accounted for more than 10% of revenue or accounts receivable. During the year ended December 26, 2015, one customer accounted for more than 13% of total accounts receivable and no customer accounted for more than 10% of revenue. In addition, our credit risk is mitigated by a relatively short collection period. Collateral is not required for accounts receivable. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on management’s best estimates. Amounts determined to be uncollectible are written off against this reserve. Our allowance for doubtful accounts totaled $0.2 million and $0.1 million as of December 31, 2016 and December 26, 2015, respectively.
Foreign Currency Translation
We determine the functional currency for our foreign subsidiaries by reviewing the currencies in which their respective operating activities occur. Financial information is translated from the functional currency to the U.S. dollar, the reporting currency, for inclusion in our consolidated financial statements. Income, expenses, and cash flows are translated at average exchange rates prevailing during each month of the fiscal year, and assets and liabilities are translated at fiscal period end exchange rates. Foreign exchange transaction gains and losses are included in other expense, net in the accompanying consolidated statements of operations. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. For the years ended December 31, 2016, December 26, 2015, and December 27, 2014, we recorded foreign currency transaction losses of approximately $1.3 million, $1.3 million and $1 million, respectively, included in other expense, net in the accompanying consolidated statements of operations.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

Cash Equivalents
We consider highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. As of December 31, 2016 and December 26, 2015, cash equivalents consisted of money market funds.
Investments
Investments consist of certificates of deposit (“CDs”).  CDs having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term. We classify our CDs with readily determinable market values as available-for-sale. The CDs are classified as short-term investments on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. We review all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification.
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
Short-term Investments - Short-term investments include certificates of deposit with original maturities of six months or less. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

During the year ended December 27, 2014, in connection with our acquisition of Citrus Lane, we recognized acquisition consideration payable in cash and shares totaling $17.5 million. The probability of achievement of this earn-out was assessed at 100%. Current contingent consideration liabilities from the acquisition of Citrus Lane of $0.0 million and $16.0 million were included in current liabilities from discontinued operations as of December 31, 2016 and December 26, 2015, respectively.
The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Citrus Lane during the applicable earn-out period, appropriately discounted considering the uncertainties associated with the applicable obligation, and calculated in accordance with the terms of the applicable transaction agreement. As such, the cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone date approaches, the fair value of this liability will increase.
The following table presents information about our assets and liabilities, including those from our discontinued operations, measured at fair value on a recurring basis as of December 31, 2016 and December 26, 2015 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	December 31, 2016				December 26, 2015
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$20,014	$—	$—	$20,014	$25,420	$—	$—	$25,420
Certificates of deposit	15,000	—	—	15,000	—	—	—	—
Total assets	$35,014	$—	$—	$35,014	$25,420	$—	$—	$25,420

Liabilities:
Contingent acquisition consideration (included in current liabilities of discontinued operations)	$—	$—	$—	$—	$8,163	$—	$7,878	$16,041
Total liabilities	$—	$—	$—	$—	$8,163	$—	$7,878	$16,041
The following table sets forth a summary of changes in the fair value of our contingent acquisition consideration, which represent the recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

Fiscal Year Ended
December 31, 2016
Contingent Acquisition Consideration

Beginning balance (December 26, 2015)	$7,878
Decrease in fair value included in earnings	(441)
Contingent acquisition consideration payments	(7,437)
Ending balance	$—

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

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
Non-Recurring Fair Value Measurements
We remeasure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. No remeasurement of long-lived assets occurred as of December 31, 2016 or December 26, 2015, aside from those detailed below pertaining to goodwill and intangible assets. Other financial instruments not measured or recorded at fair value in the accompanying consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

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
We conducted our fiscal 2016 annual impairment test as of September 25, 2016 (the first day of our fourth fiscal quarter). We utilized DCF and market approaches to estimate the fair value of our reporting units as of September 25, 2016 and ultimately used the fair value determined by the DCF in making our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date. As a result of completing Step 1, all of the reporting units had fair values exceeding their carrying values, and as such, Step 2 of impairment test was not required for those reporting units.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

Software Development Costs
Internal and external software development costs associated with the development of software for internal use, including website development costs, are expensed to research and development during the preliminary project stage and capitalized during the application development stage. Costs incurred during the application development stage and capitalized totaled $0.4 million and $0.9 million for the fiscal years ended December 26, 2015 and December 27, 2014, respectively. There were no such costs capitalized in the fiscal year ended December 31, 2016, as the substantial majority of our development efforts were either in the preliminary stage of development or were for maintenance of, and minor upgrades and enhancements to internal-use software and, accordingly, application development costs were insignificant.
Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful life of the assets or, where applicable and if shorter, over the lease term. The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 31, 2016	December 26, 2015

Computer equipment	$2,365	$2,236
Furniture and fixtures	1,574	1,611
Software	1,373	1,374
Leasehold improvements	3,889	3,847
Total	9,201	9,068
Less accumulated depreciation	(4,254)	(2,697)
Property and equipment, net	$4,947	$6,371
Property and equipment are depreciated over the following estimated useful lives:

Estimated Useful Life
Computer equipment	3 - 5 years
Leasehold improvements	Lesser of asset life or lease term
Furniture and fixtures	3 - 5 years
Software	3 - 6 years
Depreciation expense for the years ended December 31, 2016, December 26, 2015, and December 27, 2014 was $1.6 million, $1.6 million and $0.9 million, respectively.
Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.
In accordance with ASC 360-10-35-15, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, we review the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are not depreciated. Assets and liabilities that are part of a disposal group and classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the year ended December 26, 2015, we recorded an impairment charge associated with certain capitalized software development costs of $0.1 million. We have not recognized any impairment losses during the years ended December 31, 2016 and December 27, 2014 with respect to property and equipment or capitalized software.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

Redeemable Convertible Preferred Stock
We classify redeemable convertible preferred stock as temporary equity in the consolidated balance sheet due to certain contingent redemption clauses that are at the election of the holder. We will accrete the carrying value of the redeemable convertible preferred stock to the redemption value through June 20, 2023, which is the seventh anniversary of the Closing Date (June 29, 2016), at a rate of 5.50% per annum, which represents the cumulative dividends owed on the convertible preferred stock, using the interest rate method. We elected to accrete the carrying value of the redeemable convertible preferred stock on the issuance date to the redemption value as it relates to the issuance costs that were netted against the proceeds of issuance of the redeemable convertible preferred stock.
Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the number of common shares outstanding during the period, including issued and outstanding participating securities on an as-converted basis. We apply the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. We compute diluted net income (loss) per common share using income (loss) from continuing operations as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Redeemable Convertible Preferred Stock issued and outstanding during the period, except where the effect of such securities would be antidilutive. Please refer to Note 8 for further detail.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2016 and December 26, 2015, we did not have any uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of December 31, 2016, December 26, 2015, and December 27, 2014, we had no accrued interest or penalties related to uncertain tax positions.
Presentation of Taxes in the Consolidated Statements of Operations
We present taxes that are collected from customers and remitted to government authorities on a net basis in the consolidated statements of operations.
Stock-Based Compensation
We account for all stock-based awards to employees and members of our board of directors, to the extent such awards were issued in connection with their services as directors, in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as an operating expense based on their fair value. For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock units (“RSUs”) and performance RSUs issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. In accordance with ASC 718, we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

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
Advertising Costs
We expense advertising costs as incurred when the advertisement is run. We incurred advertising expenses from continuing operations of $51.5 million, $54.5 million, and $57.8 million for the years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively.
Accumulated Other Comprehensive Income
As of December 31, 2016 and December 26, 2015, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments.
Recently Issued and Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for us in our annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2017-04 must be applied prospectively. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements and the impact will depend on what reporting units, if any, have a zero or negative carrying value or would fail Step 1 of the impairment test following the date of adoption.
In November, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-18 must be applied retrospectively to all periods presented. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a retrospective transition method to each period presented. We are currently evaluating the impact of the adoption of ASU 2016-15 on our statements of consolidated operations and cash flows.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

In March 2016, the FASB issued ASU No. 2016-09, Compensation- Stock Compensation (Topic 718). The guidance changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes providing for withholding at the employee's maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This new standard will be effective for us on January 1, 2017. Under today’s guidance, we do not recognize the income tax effects of awards that have vested or are settled until they actually reduce taxes payable. This standard will require us to recognize these effects when they are vested or are settled, subject to the assessment of the need for a valuation allowance. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption, primarily because any tax effects we may be required to realize are expected to be subject to a full valuation allowance.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted but not before the original effective date of December 15, 2016. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. As of the date of this filing, our evaluation of the effects of Topic 606 are in process and our assessment is preliminary and subject to change. With respect to our consumer matching business, we do not expect the standard to have a material effect on our revenue recognition. Our Care@Work contracts have multiple elements, including subscriptions to our website and services, access to back-up care, and access to other services we offer. We are currently evaluating if the standard will affect how we recognize revenue on any elements of these contracts. We are continuing to assess all potential impacts of the standard, including the impact to the pattern with which we recognize revenue for our revenue streams and the impact to the capitalization of costs of commissions. We anticipate to adopt the ASU using the cumulative effect transition method.
3. Discontinued Operations
During the third quarter of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down as it was no longer a strategic priority. In the fourth quarter of fiscal 2015, we made the decision to shut down the business and had substantially completed our plans for exiting the business. In the fourth quarter of fiscal 2016, we completed the plans to exit the business. As such, financial results of Citrus Lane have been presented as loss from discontinued operations, net of tax on the consolidated statements of operations for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014. Assets and liabilities of Citrus Lane to be disposed of are presented as assets from discontinued operations and liabilities from discontinued operations on the consolidated balance sheet as of December 31, 2016 and December 26, 2015.
In February 2016, we entered into a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement related to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million in contingent consideration payments that were valued at $16.0 million as of December 26, 2015 ($16.4 million was the undiscounted value at the time of the acquisition) that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In exchange, the former shareholders forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the February 2016 settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the February 2016 settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. We retired these shares of common stock as of December 31, 2016. As a result of this settlement, and based on our assessment that

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

there was not a clear and direct link to the original consideration transferred at the acquisition date, we have recognized a gain within income (loss) from discontinued operations on the consolidated statements of operations for fiscal 2016 of $8.0 million.
The following table presents financial results of the Citrus Lane business included in loss from discontinued operations, net of tax for the fiscal years ended December 31, 2016 and December 26, 2015 (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

Revenue	$101	$11,530	6,001
Cost of revenue	108	11,849	6,882
Operating expenses:
Selling and marketing	54	2,229	2,017
Research and development	11	904	768
General and administrative	(7,835)	2,698	2,764
Impairment of goodwill and intangible assets	—	8,766	36,227
Depreciation and amortization	8	99	76
Operating (loss) income	7,755	(15,015)	(42,733)
Other income (expense), net	6	(30)	—
Income (loss) from discontinued operations before income taxes	7,761	(15,045)	(42,733)
Loss on disposal of assets before income taxes	—	(2,071)	—
Provision for income tax	—	—	—
Net income (loss) from discontinued operations	$7,761	$(17,116)	$(42,733)
For further details on the impairment of goodwill and intangible assets please refer to Note 2 of these Notes to Consolidated Financial Statements.
The major components of current assets and current liabilities of the Citrus Lane business were as follows (in thousands):

	December 31, 2016	December 26, 2015
Assets
Accounts receivable	$—	$92
Prepaid expenses and other current assets	—	28
Inventory	—	319
Total current assets	—	439
Property and equipment, net	—	9
Total assets	$—	$448

Liabilities
Accounts payable	$—	$435
Accrued expenses and other liabilities	—	1,325
Deferred revenue	—	82
Current contingent acquisition consideration	—	16,041
Total liabilities	$—	$17,883

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

4. Goodwill and Intangible Assets
The following table presents the change in goodwill for our single reportable segment during the periods presented (in thousands):

December 26, 2015	$58,631
Effect of currency translation	(721)
December 31, 2016	$57,910
The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)
December 31, 2016
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,394	(4,200)	194	2.5
Proprietary software	5,102	(4,485)	617	1.3
Website	50	(50)	—	0.0
Training materials	30	(30)	—	0.0
Non-compete agreements	127	(120)	7	0.6
Leasehold interests	170	(111)	59	2.3
Caregiver relationships	276	(276)	—	0.0
Customer relationships	8,754	(8,165)	589	6.1
Total	$19,145	$(17,437)	$1,708

December 26, 2015
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,417	(4,133)	284	3.5
Proprietary software	4,751	(3,802)	949	1.6
Website	50	(44)	6	0.6
Training materials	30	(30)	—	0.0
Non-compete agreements	130	(111)	19	1.6
Leasehold interests	170	(86)	84	3.4
Caregiver relationships	285	(285)	—	0.0
Customer relationships	8,782	(6,977)	1,805	3.1
Total	$18,857	$(15,468)	$3,389
Amortization expense was $2.1 million and $3.6 million for the fiscal years ended December 31, 2016 and December 26, 2015, respectively. Of these amounts $1.3 million and $2.9 million was classified as a component of depreciation and amortization, and $0.8 million and $0.7 million was classified as a component of cost of revenue in the consolidated statements of operations for the fiscal years ended December 31, 2016 and December 26, 2015, respectively.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

As of December 31, 2016, the estimated future amortization expense related to current intangible assets for future fiscal years was as follows (in thousands):

2017	$684
2018	339
2019	143
2020	96
2021	96
Thereafter	108
Total	$1,466
5. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	December 31, 2016	December 26, 2015

Payroll and compensation	$4,489	$5,167
Tax-related expenses	1,358	801
Marketing expenses	3,017	3,451
Other accrued expenses	3,934	2,994
Total accrued expenses and other current liabilities	$12,798	$12,413
6. Commitments and Contingencies
Leases
We have entered into various operating lease agreements, primarily covering certain of our offices throughout the world, with original lease periods expiring between 2015 and 2024. Facilities rent expense under these operating leases was $4.9 million, $5.2 million, and $3.7 million for the years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively. We are responsible for paying our share of the actual operating expenses and real estate taxes under certain of these lease agreements.
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
At December 31, 2016, minimum future lease commitments under all non-cancelable operating leases (including rent escalation clauses) were as follows (in millions):

Operating Leases
2017	$4,539
2018	4,600
2019	5,052
2020	5,167
2021	4,941
Thereafter	15,170
Total	$39,469

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

In July 2014, we entered into a lease agreement pursuant to which we agreed to lease office space to be used for our new headquarters (the “Prime Lease”). The Prime Lease is for 108,743 square feet of office space, comprising of the entire fourth, fifth, and sixth floors of the building located at 77 Fourth Avenue, Waltham, Massachusetts, or the Building. The term of the Prime Lease commences on August 4, 2014 and expires 120 months from the date base rent payments first become due, which date is the earlier of January 1, 2015 and the date we commence operations in the space. We recorded deferred rent on the consolidated balance sheet. We recognize rent expense on a straight-line basis over the expected lease term. The total cash obligation for the base rent over the term of the Prime Lease will be $42.9 million, and is included in the table above.
We received $2.3 million as tenant improvements allowance under the terms of our new operating lease, which we recorded as deferred rent are amortizing on a straight-line basis over the term of the lease as an offset to rent expense.
In connection with the Prime Leases, we paid $2.8 million in security deposits recorded within other non-current assets on our consolidated balance sheet as of December 31, 2016.
On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot Prime Lease. Please refer to Note 14 for further detail on the restructuring charges incurred by us as a result of this sublease. Our short term and long term deferred rent liability, which are included in accrued expenses and other current liabilities and other non-current liabilities, respectively, on our accompanying consolidated balance sheets, are presented net of the approximate $1.2 million sublease income. The sublease income is not netted against the future lease commitments table presented above.
We recognized total rent expense related to the current and new headquarters of approximately $3.9 million, $4.2 million and $2.7 million for the years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively.
In March 2016, we entered into a 5-year property lease for a facility in San Mateo, California, consisting of approximately 2,100 square feet. The lease commenced on April 1, 2016, and we will pay an aggregate of approximately $0.8 million over the 5-year lease period.
Legal matters
From time to time we are involved in legal proceedings and other regulatory matters arising in the ordinary course of our business. Each reporting period, we evaluate whether or not a loss contingency related to such matters is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. If a loss is probable and the potential estimate of the loss is a range, we evaluate if there is a point within the range that appears at the time to be a better estimate than any other point in the range, and if so, that amount is accrued. If we conclude that no amount in the range appears to be a better estimate than any other, we accrue the minimum amount in the range. We monitor developments in legal matters that could affect estimates we have previously accrued and update our estimates as appropriate based on subsequent developments.
In the first quarter of fiscal 2017, we received a demand for payments totaling approximately $1.5 million relating to a government inquiry which commenced in 2016.  The Company determined that it is probable that it will incur a loss in connection with this matter and has accrued an amount as of December 31, 2016 based on its reasonable estimate of this loss. The amount accrued was not material to our financial statements for the year ended December 31, 2016.

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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

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
On January 23, 2014, we adopted our 2014 Incentive Award Plan (‘‘the 2014 Plan’’), which provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units (“RSUs”) and other stock-based awards to employees, directors and non-employees of the Company and our subsidiaries. We initially reserved 4,112,048 shares of common stock for issuance under the 2014 Plan. The number of shares initially available for issuance will be increased by (i) the number of shares represented by awards outstanding under the 2006 Plan that are forfeited, lapse unexercised or are settled in cash and which following the effective date of the 2014 Plan are not issued under the 2006 Plan and (ii) an annual increase on January 1 of each calendar year beginning in 2015 and ending in 2019, equal to the lesser of (A) 4% of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) an amount as determined by our board of directors. No more than 5,002,935 shares of common stock may be issued upon the exercise of incentive stock options. Options generally vest over four years, with 25% vesting upon the one-year anniversary of the date of hire, and the remaining 75% vesting quarterly over the next 3 years. Options granted to consultants or other non-employees generally vest over the expected service period to the Company. The options expire ten years from the date of grant. To date stock options, RSUs, and performance-based RSUs have been issued under the 2014 Plan.
We assumed certain other plans in connection with the Citrus Lane acquisition and no shares are available for future grant under these plans.
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

Cost of revenue	$316	$236	$156
Selling and marketing	898	813	582
Research and development	1,103	760	437
General and administrative	4,153	3,116	2,704
Income (loss) from discontinued operations	14	589	1,926
Total stock-based compensation	$6,484	$5,514	$5,805

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

Included in income (loss) from discontinued operations for the fiscal year ended December 27, 2014 is approximately $1.4 million related to the acceleration of vesting of certain equity awards assumed as part of the Citrus Lane acquisition.
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during fiscal 2016, we granted 0.7 million restricted stock units (RSUs) to certain employees, directors, and consultants and 0.5 million performance based RSUs to certain members of senior management. Each recipient of performance based RSUs was eligible to receive up to 100% of the shares granted on the achievement of certain financial targets for fiscal 2016, and we determined that a portion of the financial targets were met as of the end of fiscal 2016. The award will vest over a four-year period retroactive to March 2016 as continued services are performed. Management is recognizing expense straight-line over the required service period based on the number of shares that are probable of vesting in accordance with the financial targets met during fiscal 2016.
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
RSUs are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the RSUs is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share. The weighted average grant-date fair value per vested RSU share and the total fair value of vested shares from the RSU grants was $7.29 and $3.6 million, respectively, for the year ended December 31, 2016.  The weighted average grant-date fair value per vested RSU share and the total fair value of vested shares from the RSU grants was $7.78 and $1.7 million, respectively, for the year ended December 26, 2015.
During the years ended December 31, 2016 and December 27, 2014, we granted 1.5 million and 1.6 million stock options, respectively with weighted-average exercise price per share of $6.95 and $11.15, respectively. During the year ended December 26, 2015, no stock options were granted.
The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Risk-free interest rate	1.19 - 2.23%	N/A	1.81 - 1.95%
Expected term (years)	6.25	N/A	6.25
Volatility	33.3 - 38.2%	N/A	47.1 - 56.3%
Expected dividend yield	—%	N/A	—%

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

A summary of stock option activity for the year ended December 31, 2016 was as follows (in thousands for shares and intrinsic value):

	Stock Options				Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 26, 2015	3,482	5.93	$6.52	$8,891	1,306	$7.42
Granted (1)	1,463		6.95		1,151	6.79
Settled (RSUs)	—		—		(500)	7.29
Exercised	(373)		3.76		—	—
Canceled and forfeited	(260)		10.92		(177)	7.07
Outstanding as of December 31, 2016	4,312	6.45	$6.64	$13,042	1,780	$7.08
Vested and exercisable as of December 31, 2016	2,932	5.30	5.95	10,912	N/A	N/A
Vested and expected to vest as of December 31, 2016 (2)	4,110	6.32	$6.59	$12,715	1,131	$7.22
____________________________
(1) For RSUs, includes both time-based and performance-based restricted stock units
(2) Options and RSUs expected to vest reflect an estimated forfeiture rate
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of December 31, 2016 was $8.57. The total intrinsic value of options exercised and RSUs vested was approximately $5.8 million, for the year ended December 31, 2016. The aggregate fair value of the options that vested during the year ended December 31, 2016 was $4.3 million.
As of December 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and RSUs, including performance RSUs, was approximately $3.7 million and $8.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 2.6 years, respectively, to the extent they are probable of vesting. As of December 31, 2016, we had 2.5 million shares available for grant under the 2014 Plan.
Common Stock
As of December 31, 2016, we had reserved the following shares of common stock for future issuance in connection with the following:

December 31, 2016

Options issued and outstanding	4,312
Restricted stock units issued and outstanding	1,780
Common stock available for stock-based award grants under incentive award plans	2,452
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	4,539
Total	13,083

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

8. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the number of common shares outstanding during the period, including issued and outstanding participating securities on an as-converted basis. We apply the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. For fiscal 2016, fiscal 2015, and fiscal 2014, we were in a loss position from continuing operations for each of these periods, and the Series A Preferred Stockholders do not contractually participate in losses, as such, we added the Series A Preferred Stock dividends to the loss from continuing operations to calculate the loss attributable to common stockholders in order to calculate the numerator used in the net income (loss) per share. We compute diluted net income (loss) per common share using income (loss) from continuing operations as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Preferred Stock issued and outstanding during the period, except where the effect of such securities would be antidilutive. For fiscal 2016, fiscal 2015, and fiscal 2014, we incurred a loss from continuing operations, and as such, there are no potential common shares with a dilutive impact.
The calculations of basic and diluted net income (loss) per share and basic and dilutive weighted-average shares outstanding for fiscal 2016, fiscal 2015, and fiscal 2014 were as follows (in thousands, except per share data):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

Numerators:
Net loss from continuing operations attributable to common stockholders - basic and diluted	(3,612)	(17,879)	(37,559)
Income (loss) from discontinued operations attributable to common stockholders - basic and diluted	6,757	(17,116)	(42,733)
Accretion of Preferred Stock	—	—	(4)
Net income (loss) attributable to common stockholders	$3,145	$(34,995)	$(80,296)

Denominator:
Weighted-average shares outstanding - basic and diluted	30,535	32,001	28,941

Net income (loss) per share attributable to common stockholders (Basic and diluted):
Loss per share from continuing operations attributable to common stockholders	$(0.12)	$(0.56)	$(1.30)
Income (loss) per share from discontinued operations attributable to common stockholders	0.22	(0.53)	(1.47)
Net income (loss) per share attributable to common stockholders	$0.10	$(1.09)	$(2.77)
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Stock options	4,312	3,482	4,270
Restricted stock units	1,780	1,306	—
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	4,539	—	—
9. Preferred Stock
Preferred Stock consists of the following at December 31, 2016 (in thousands, except shares):

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference as of June 29, 2023	Carrying Value	Common Stock Issuable Upon Conversion as of June 29, 2023
Series A	46,350	June 29, 2016	46,350	$67,763	$47,660	6,453,660
There was no Preferred Stock outstanding at December 26, 2015.
Please refer to the Certificate of Designations filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on June 29, 2016, for definitions of all capitalized terms not otherwise defined below.

Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock)
On June 29, 2016 (the “Closing Date”), we announced the entry into an Investment Agreement, dated as of June 29, 2016 with CapitalG LP (“CapitalG”) relating to the issuance and sale to CapitalG of 46.4 thousand shares of our Series A Redeemable Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for an aggregate purchase price of $46.4 million, or $1,000 per share. We incurred issuance costs of $2.1 million. We elected to accrete all issuance costs that were netted against the proceeds upon issuance of the Series A Preferred Stock.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

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
Redemption
At our option, at any time after the seventh anniversary of the Closing Date, all of the Series A Preferred Stock may be redeemed by us at the then current Liquidation Preference plus Accrued and Unpaid Dividends after giving the holders of Series A Preferred Stock the ability to convert their shares into Common Stock. At any point after the seventh anniversary of the Closing Date, each holder of the Series A Preferred Stock may cause us to redeem all of such holder’s Series A Preferred Stock at the then current Liquidation Preference plus Accrued and Unpaid Dividends. We elected to accrete all issuance costs that were netted against the proceeds upon issuance of the Series A Preferred Stock. We will accrete the carrying value of the Series A Preferred Stock to the redemption value through June 29, 2023, which is the seventh anniversary of the Closing Date, at a rate of 5.50% per annum, which represents the cumulative dividends owed on the Series A Preferred Stock, using the interest rate method.
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
Board of Directors Seat
Pursuant to the Investment Agreement and the Certificate of Designations, we have agreed that, so long as CapitalG or its affiliates beneficially own at least 50% of the shares of Series A Preferred Stock purchased in the transaction, the holders of Series A Preferred Stock shall have the right to elect one member of the board of directors, and CapitalG has the right to designate the nominee for such position.
Standstill Restrictions
Pursuant to the Investment Agreement, CapitalG is subject to certain standstill restrictions, including, among other things, that CapitalG is restricted from acquiring additional securities of the Company until the later of (a) the 18 month anniversary of the Closing Date and (b) the date that no CapitalG designee serves on the Company’s board of directors. Subject to certain customary exceptions, CapitalG is restricted from transferring the Series A Preferred Stock or, if converted, any shares of Common Stock underlying the Series A Preferred Stock until the earlier of the 18 month anniversary of the Closing Date or immediately prior to a change of control of the Company.

10. Income Taxes
The following table presents domestic and foreign components of loss from continuing operations before income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
United States	$721	$(13,318)	$(32,730)
Foreign	(154)	(3,340)	(5,581)
Income (loss) from continuing operations before income taxes	$567	$(16,658)	$(38,311)
The following table presents the components of the provision for (benefit from) income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

Current:
Federal	$—	$—	$—
State	88	94	108
Foreign	85	33	33
Total current provision for income taxes	173	127	141
Deferred:
Federal	893	883	(757)
State	216	211	(136)
Foreign	—	—	—
Total deferred tax provision (benefit)	1,110	1,094	(893)
Total provision for (benefit from) income taxes	$1,282	$1,221	$(752)
See Note 3 - Discontinued Operations for the losses from discontinued operations before income taxes and related income taxes reported for the years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively. All pre-tax income (loss) presented in discontinued operations for these periods were related to U.S. operations.
The following table presents a reconciliation of the statutory federal rate, and our effective tax rate on losses from continuing operations, for the periods presented:

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014

U.S. federal taxes at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	35	(1)	—
Permanent differences	108	(3)	(3)
Foreign rate differential	(5)	(1)	(1)
Change in valuation allowance - U.S.	27	(31)	(24)
Change in valuation allowance - foreign	27	(5)	(4)
Total	226%	(7)%	2%
During fiscal 2016 we recorded an income tax expense of $1.3 million, primarily related to amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state and foreign taxes based on operating income that are payable without regard to our tax loss carry forwards.

During fiscal 2015 we recorded an income tax expense of $1.2 million, primarily related to amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
During fiscal 2014 we recorded an income tax benefit of $0.8 million, primarily related to the reversal of our valuation allowance against the deferred tax liabilities recorded in purchase accounting, partially offset by the income tax expense related to the amortization of goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
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
The following table presents the significant components of our deferred tax assets and liabilities, including those related to discontinued operations for the periods presented (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015
Deferred tax assets
Net operating loss carryforwards	$53,611	$45,881
Accrued expenses	3,202	3,045
Stock-based compensation	2,342	1,922
U.S. definite lived intangibles	5,214	5,058
Other temporary differences	433	1,217
Total deferred tax assets	64,802	57,123
Valuation allowance	(64,229)	(56,304)
Net deferred tax assets	573	819
Deferred tax liabilities
Foreign intangibles	(59)	(111)
U.S. goodwill	(4,276)	(3,166)
Fixed assets	(514)	(708)
Total deferred tax liabilities	(4,849)	(3,985)
Net deferred tax liabilities	$(4,276)	$(3,166)
ASC 740 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we have recorded a valuation allowance of $64.2 million and $56.3 million at December 31, 2016 and December 26, 2015, respectively, because our management has determined that is it more likely than not that these assets will not be fully realized. The increase of $7.9 million in the overall valuation allowance relates primarily to U.S. and certain foreign net operating losses for which we currently provide no tax benefit.
As of December 31, 2016, we had federal net operating loss carryforwards of $132.8 million and state net operating loss carryforwards of $110.2 million, which may be available to reduce future taxable income. The net operating losses (‘‘NOL’’) will expire at various dates through 2036. Included in the federal and state net operating losses are deductions attributable to excess tax benefits from the exercises of stock compensation of $2.2 million and $1.9 million, respectively. The tax benefits attributable to these deductions would have been credited directly to additional paid-in capital upon utilization of these deferred tax assets to reduce taxes payable. However, we will adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the quarter ended March 25, 2017 upon which the net operating loss carryforward deferred tax assets will be increased by the excess tax benefits with a corresponding increase to our valuation allowance. The adoption of ASU 2016-09 will have not have a material impact to the Company’s consolidated statement of operations, consolidated balance sheet, or accumulated deficit.
As of December 31, 2016, we had foreign net operating losses primarily related to our German operations of $9.3 million, our U.K. operations of $3.4 million, and our Australia operations of $0.3 million that have an unlimited carryforward period under German, U.K. and Australia tax law. We also had foreign net operating losses in our Canadian operation of $0.1 million that have a twenty-year carryforward.
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
As of December 31, 2016 and December 26, 2015, the Company had no recorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of December 31, 2016, December 26, 2015, and December 27, 2014, we had no accrued interest or penalties related to uncertain tax positions.
We file U.S. federal income tax returns and returns in various state, local, and foreign jurisdictions. Since we are in a loss carryforward position, the statute of limitations generally remains open for all tax years. Currently, we are not under examination relating to tax returns that have been previously filed.
Our current intentions are to indefinitely reinvest the earnings of our foreign subsidiaries, if any, or to repatriate only when tax-effective. Accordingly, we have not provided for U.S. taxes on the unremitted earnings of our international subsidiaries, which are not significant as of December 31, 2016. In addition, we do not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.
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

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
U.S. Consumer Business	$130,327	$115,020	$96,524
Other	31,427	23,661	14,188
Total revenue	$161,754	$138,681	$110,712

No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
United States	$147,830	$129,085	$102,047
International	13,924	9,596	8,665
Total revenue	$161,754	$138,681	$110,712

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
United States	91%	93%	92%
International	9%	7%	8%
Total revenue	100%	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
12. Related Party Transactions
We had the following transactions with related parties during the period:
Series A Preferred Stock Issuance to CapitalG LP
On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 9. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all related affiliates of Alphabet Inc. are considered to be related parties. During fiscal 2016, we had recorded $1.6 million of revenue from Care@Work arrangements with Alphabet Inc. and its affiliates. During fiscal 2016, we incurred $14.5 million of selling and marketing expenses for internet based marketing services with Alphabet Inc. and its affiliates. As of December 31, 2016, we had $0.1 million and $0.3 million of accounts receivable and unbilled accounts receivable, respectively, recorded with Alphabet Inc. and its affiliates. As of December 31, 2016, we had $0.2 million, $0.1 million, and $1.1 million of deferred revenue, accounts payable, and accrued expenses and other current liabilities, respectively, recorded with Alphabet Inc. and its affiliates.
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
Professional Services Agreement with West Studios, LLC
In fiscal 2016, we entered into a professional services agreement with West Studios, LLC (“West”). One of our board members is acting as a Managing Director of West. As a result, we consider West to be a related party. Under the terms of the agreement, we have agreed to pay West an aggregate of $1.3 million in service fees over a nine-month period subject to certain termination rights by either party. During fiscal 2016, we incurred $0.2 million of selling and marketing expenses related to our West relationship.
13. Employee Benefit Plans
We have established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. We may, at our discretion, make contributions in the form of matching contributions or profit sharing contributions. During the years ended December 31, 2016 and December 26, 2015, we contributed a 401(k) match of $0.2 million and $0.2 million, respectively.
14. Restructuring Charges
On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot headquarters facility located in Waltham, Massachusetts.
During the quarter ended June 25, 2016, we recorded a $0.5 million sublease loss liability and related expenses of $0.2 million for the expected loss on the sublease, in accordance with ASC 840-20 Leases, because the monthly payments we expect

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

to receive under the sublease are less than the amounts that we will owe the lessor for the sublease space. The sublease term is less than the remaining term under the original lease, and thus we do not believe we have met a cease use date as we may re-enter the space following the sublease. The fair value of the liability was determined using the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments we will receive under the sublease. The sublease loss was recorded as part of restructuring expense in the consolidated statement of operations. The following table presents the change in restructuring liability from December 26, 2015 to December 31, 2016 (in thousands):

December 31, 2016
Restructuring Liability
December 26, 2015	$—
Restructuring charges	714
Payments	(258)
Changes in estimate	—
Accretion of sublease liability	(100)
December 31, 2016	$356
15. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Interest income	225	72	86
Interest expense	(4)	(3)	(43)
Loss on exchange	(1,285)	(1,306)	(1,030)
Other income (expense)	—	(2)	(2,869)
Total other expense, net	$(1,064)	$(1,239)	$(3,856)
16. Quarterly Financial Information (Unaudited)
The tables below sets forth unaudited selected quarterly financial data for each of the last two fiscal years (dollars in thousands, except per share data). For the quarter ended December 31, 2016, net income per share attributable to common stockholders for basic and diluted was calculated using the two-class method because we have income from continuing operations for this quarter. Please refer to Note 8 for additional information on the two-class method of accounting for net income per share attributable to common stockholders.

	For the Quarter Ended
	December 31, 2016	September 24, 2016	June 25, 2016	March 26, 2016
Total revenue	$43,513	$40,791	$38,184	$39,266
Cost of revenue	8,573	8,396	7,619	7,242
Income (loss) from continuing operations	5,004	(1,221)	(3,375)	(1,123)
(Loss) income from discontinued operations, net of tax	(24)	(49)	(44)	7,878
Net income (loss)	4,980	(1,270)	(3,419)	6,755
Net income (loss) attributable to common stockholders	$3,704	$(4,010)	$(3,419)	$6,755

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

Net income (loss) per share attributable to common stockholders (Basic):
Income (loss) per share from continuing operations attributable to common stockholders	$0.13	$(0.14)	$(0.11)	$(0.03)
Income (loss) per share from discontinued operations attributable to common stockholders	—	—	—	0.24
Net income (loss) per share attributable to common stockholders	$0.13	$(0.14)	$(0.11)	$0.21

Net income (loss) per share attributable to common stockholders (Diluted):
Income (loss) per share from continuing operations attributable to common stockholders	$0.12	$(0.14)	$(0.11)	$(0.03)
Income (loss) per share from discontinued operations attributable to common stockholders	—	—	—	0.24
Net income (loss) per share attributable to common stockholders *	$0.12	$(0.14)	$(0.11)	$0.21

* Note the diluted share total used in the calculation of net income (loss) per share in Q4 FY’16 was 30,815

	For the Quarter Ended
	December 26, 2015	September 26, 2015	June 27, 2015	March 28, 2015
Total revenue	$37,550	$36,179	$32,903	$32,049
Cost of revenue	6,321	6,894	6,630	6,272
Income (loss) from continuing operations	3,683	(6,364)	(5,404)	(9,794)
Loss from discontinued operations, net of tax	(2,084)	(10,985)	(1,831)	(2,216)
Net income (loss)	1,599	(17,349)	(7,235)	(12,010)

Net loss per share (Basic):
Income (loss) per share from continuing operations	$0.11	$(0.20)	$(0.17)	$(0.31)
Loss per share from discontinued operations	(0.06)	(0.34)	(0.06)	(0.07)
Net income (loss) per share	$0.05	$(0.54)	$(0.23)	$(0.38)

Net income (loss) per share (Diluted):
Income (loss) per share from continuing operations	$0.11	$(0.20)	$(0.17)	$(0.31)
Loss per share from discontinued operations	(0.06)	(0.34)	(0.06)	(0.07)
Net income (loss) per share*	$0.05	$(0.54)	$(0.23)	$(0.38)

* Note the diluted share total used in the calculation of net income (loss) per share in Q4 FY’15 was 33,094
Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on our business.
We have determined that the net loss attributable to common stockholders and net loss per share attributable to common stockholders (Basic and Diluted) for the three- and nine-month periods ended September 24, 2016 were incorrectly stated in the

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, DECEMBER 26, 2015 AND DECEMBER 27, 2014

Form 10-Q for the period ended September 24, 2016, resulting from an error in the presentation of Accretion of Series A Redeemable Convertible Preferred Stock issuance costs, which was incorrectly excluded from the Company’s calculation of  net loss attributable to common stockholders. We determined that these errors are not material to the respective interim financial statements and has corrected the amounts in the unaudited quarterly financial information presented above. The net loss per share from continuing operations applicable to common stockholders (basic and diluted) for the three- and nine-month periods ended September 24, 2016 were previously reported as $(0.06) and $(0.20), respectively, while the corrected amounts are $(0.14) and $(0.27), respectively. The net income (loss) per share applicable to common stockholders (basic and diluted) for the three- and nine-month periods ended September 24, 2016 were previously reported as $(0.06) and $0.05, respectively, while the corrected amounts are $(0.14) and $(0.02), respectively.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated in this report by reference.
ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION
The information required under this Item 11 will be contained in our definitive proxy statement for our 2017 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item 12 will be contained in our definitive proxy statement for our 2017 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
The information required under this Item 13 will be contained in our definitive proxy statement for our 2017 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item 14 will be contained in our definitive proxy statement for our 2017 annual meeting of stockholders, and is incorporated herein by reference.
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

CARE.COM, INC.
Dated: March 9, 2017	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated.

Dated: March 9, 2017	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 9, 2017	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 9, 2017	By: /s/ TONY FLORENCE
Tony Florence
Director

Dated: March 9, 2017	By: /s/ CHET KAPOOR
Chet Kapoor
Director

Dated: March 9, 2017	By: /s/ J. SANFORD MILLER
J. Sanford Miller
Director

Dated: March 9, 2017	By: /s/ I. DUNCAN ROBERTSON
I. Duncan Robertson
Director

Dated: March 9, 2017	By: /s/ LAELA STURDY
Laela Sturdy
Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
2.2 (1)	Agreement and Plan of Merger by and among Care.com, Inc., Citrus Lane, Inc., Mango Merger Sub, Inc. and Fortis Advisors LLC, dated as of July 14, 2014		8-K	7/17/2014	2.1
3.1	Restated Certificate of Incorporation of Care.com, Inc.		8-K	1/29/2014	3.2
3.2	Convertible Preferred Stock Series A Certificate of Designations, dated as of June 29, 2016		8-K	6/29/2016	3.1
4.1	Specimen stock certificate evidencing the shares of common stock of the Registrant		S-1/A	1/10/2014	4.2
10.1 #	The Registrant's 2006 Stock Incentive Plan		S-1	12/12/2013	10.1
10.2 #	Form of Incentive Stock Option Agreement for grants to executive officers under the Registrant's 2006 Stock Incentive Plan		S-1	12/12/2013	10.2
10.3 #	Form of Nonstatutory Stock Option Agreement for grants to directors under the Registrant's 2006 Stock Incentive Plan		S-1	12/12/2013	10.3
10.4 #	The Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.4
10.5 #	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.5
10.6 #	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.6
10.7 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Registrant's 2014 Incentive Award Plan		S-1/A	1/3/2014	10.7
10.8 #	Letter agreement dated November 15, 2006 between the Registrant and Sheila Lirio Marcelo		S-1	12/12/2013	10.8
10.9 #	Letter agreement dated December 9, 2010 between the Registrant and Sheila Lirio Marcelo		S-1	12/12/2013	10.9
10.10 #	Form of Indemnification Agreement for Directors and Officers		S-1	12/12/2013	10.10
10.11	Lease Agreement dated July 28, 2014 by and between BP Fourth Avenue, LLC and Care.com, Inc.		8-K	8/4/2014	10.11
10.12	Sublease Agreement dated as of July 28, 2014 by and between Oracle America, Inc. and Care.com, Inc.		8-K	8/4/2014	10.12
10.13	Agreement of Sublease dated as of July 28, 2014 between PriceWaterhouseCoopers PRTM Management Consultants, LLC and Care.com, Inc.		8-K	8/4/2014	10.13
10.14	Third Amendment to Lease Agreement dated as of July 28, 2014 by and between Stony Brook Associates LLC and Care.com, Inc.		8-K	8/4/2014	10.14
10.15 #	Offer letter between the Company and Michael Echenberg, dated March 4, 2015		8-K	3/19/2015	99.2
10.16 #	Agreement by and among the Company, Tenzing Global Management LLC, Tenzing Global Investors LLC, Tenzing Global Investors Fund I LP and Chet Kapoor, dated March 11, 2016		8-K	3/17/2016	10.1
10.17	Investment Agreement, dated as of June 29, 2016, by and between Care.com, Inc. and Google Capital 2016, L.P.		8-K	6/29/2016	10.1

10.18	Stock Repurchase Agreement, dated as of June 27, 2016, by and among Care.com, Inc., Matrix Partners VII, L.P. and Weston & Co. VII LLC, as Nominee		8-K	6/29/2016	10.2
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

(1)
The registrant hereby agrees to furnish supplementary a copy of any schedules and/or exhibits to this agreement, omitted from this report pursuant to Item 601(b)(2) of Regulation S-K, to the Securities and Exchange Commission upon its request.

#	Indicates management contract or compensatory plan.