Form 10-Q
period 2017-04-01
Care.com Inc
filed 2017-05-03
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]    No  [ ]
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x ]    No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[x]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
			Emerging growth company	[x]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of April 25, 2017, there were 29,404,026 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$66,317	$61,094
Short-term investments	15,000	15,000
Accounts receivable (net of allowance of $178 and $163, respectively) (1)	5,782	2,789
Unbilled accounts receivable (2)	4,862	5,541
Prepaid expenses and other current assets	4,720	3,787
Total current assets	96,681	88,211
Property and equipment, net	4,881	4,947
Intangible assets, net	1,483	1,708
Goodwill	58,128	57,910
Other non-current assets	2,450	2,448
Total assets	$163,623	$155,224

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$1,779	$2,483
Accrued expenses and other current liabilities (4)	14,378	12,798
Deferred revenue (5)	19,447	15,971
Total current liabilities	35,604	31,252
Deferred tax liability	4,422	4,276
Other non-current liabilities	5,206	5,087
Total liabilities	45,232	40,615
Contingencies (see Note 5)	—	—
Series A Redeemable Convertible Preferred Stock - 46 shares designated; 46 shares issued and outstanding at April 1, 2017 and December 31, 2016; at aggregate liquidation and redemption value at April 1, 2017 and December 31, 2016, respectively	48,262	47,660
Stockholders' equity
Preferred Stock: $0.001 par value - authorized 5,000 shares at April 1, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 29,386 and 28,984 shares issued and outstanding at April 1, 2017 and December 31, 2016 respectively	29	29
Additional paid-in capital	257,359	255,031
Accumulated deficit	(186,984)	(187,808)
Accumulated other comprehensive income	(275)	(303)
Total stockholders' equity	70,129	66,949
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$163,623	$155,224
(1) Includes accounts receivable due from related party of $95 and $150 at April 1, 2017 and December 31, 2016, respectively (Note 13)

See accompanying notes to the condensed consolidated financial statements

(2) Includes unbilled accounts receivable due from related party of $144 and $286 at April 1, 2017 and December 31, 2016, respectively (Note 13)
(3) Includes accounts payable due to related party of $0 and $107 at April 1, 2017 and December 31, 2016, respectively (Note 13)
(4) Includes accrued expenses and other current liabilities due to related party of $863 and $1,055 at April 1, 2017 and December 31, 2016, respectively (Note 13)
(5) Includes deferred revenue associated with related party of $114 and $151 as of April 1, 2017 and December 31, 2016, respectively (Note 13)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

See accompanying notes to the condensed consolidated financial statements

	Three Months Ended
	April 1, 2017	March 26, 2016

Revenue (1)	$43,366	$39,266
Cost of revenue	8,766	7,242
Operating expenses:
Selling and marketing (2)	19,197	19,467
Research and development	5,989	4,875
General and administrative	8,255	7,819
Depreciation and amortization	424	972
Total operating expenses	33,865	33,133
Operating income (loss)	735	(1,109)
Other income (expense), net	301	(14)
Income (loss) from continuing operations before income taxes	1,036	(1,123)
Provision for income taxes	212	—
Income (loss) from continuing operations	824	(1,123)
Income from discontinued operations, net of tax (see note 3)	—	7,878
Net income	824	6,755
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(602)	—
Net income attributable to Series A Redeemable Convertible Preferred Stock	(30)	—
Net income attributable to common stockholders	$192	$6,755

Net income per share attributable to common stockholders (Basic):
Income (loss) from continuing operations attributable to common stockholders	$0.01	$(0.03)
Income from discontinued operations attributable to common stockholders	—	0.24
Net income per share attributable to common stockholders	$0.01	$0.21

Net income per share attributable to common stockholders (Diluted):
Income (loss) from continuing operations attributable to common stockholders	$0.01	$(0.03)
Income from discontinued operations attributable to common stockholders	—	0.23
Net income per share attributable to common stockholders	$0.01	$0.20

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	29,149	32,229
Diluted	31,282	33,588

(1) Includes related party revenue of $392 for the three months ended April 1, 2017 (Note 13)

See accompanying notes to the condensed consolidated financial statements

(2) Includes related party expenses of $3,699 for the three months ended April 1, 2017 (Note 13)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016

Net income	$824	$6,755

Other comprehensive income:
Foreign currency translation adjustments	28	318
Comprehensive income	$852	$7,073

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Cash flows from operating activities
Net income	$824	$6,755
Income from discontinued operations, net of tax	—	7,878
Income (loss) from continuing operations	824	(1,123)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation	1,603	1,368
Depreciation and amortization	601	1,169
Deferred taxes	146	—
Foreign currency remeasurement gain	240	24
Other non-cash operating income	—	(56)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,986)	2
Unbilled accounts receivable	679	(231)
Prepaid expenses and other current assets	(921)	(465)
Accounts payable	(707)	19
Accrued expenses and other current liabilities	1,625	558
Deferred revenue	3,462	1,437
Other non-current liabilities	19	154
Net cash provided by operating activities by continuing operations	4,585	2,856
Net cash provided by operating activities by discontinued operations	—	2,602
Net cash provided by operating activities	4,585	5,458

Cash flows from investing activities
Purchases of property and equipment	(271)	(26)
Payments for acquisitions, net of cash acquired	—	(420)
Purchase of short-term investment	(15,000)	—
Sale of short-term investment	15,000	—
Net cash used in investing activities	(271)	(446)

Cash flows from financing activities
Proceeds from exercise of common stock options	1,330	579
Net cash provided by financing activities by continuing operations	1,330	579
Net cash used in financing activities by discontinued operations	—	(14,510)
Net cash provided by (used in) financing activities	1,330	(13,931)

Effect of exchange rate changes on cash and cash equivalents	(421)	(29)
Net increase (decrease) in cash and cash equivalents	5,223	(8,948)
Cash and cash equivalents, beginning of the period	61,094	61,240
Cash and cash equivalents, end of the period	$66,317	$52,292

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of cash flow activities
Cash paid for taxes	$—	$68

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$35	$9
Series A Redeemable Convertible Preferred Stock dividend accretion	$602	$—
Fair value of common shares received from legal settlement (Note 3)	$—	$2,593

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 9, 2017.
There have been no material changes in our significant accounting policies for the three months ended April 1, 2017 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, with the exception of the adoption of the Financial Accounting Standards Board’s Accounting Standard Update 2016-09. Refer below to “Recently Issued and Adopted Accounting Pronouncements” for further information.
The condensed consolidated balance sheet as of December 31, 2016, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, and are not necessarily indicative of the results of operations to be anticipated for fiscal 2017 or any future period.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
(unaudited)

Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three months ended April 1, 2017.
Recently Issued and Adopted Accounting Pronouncements
As an ‘‘emerging growth company’’ under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we are electing to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  Section 107 of the JOBS Act provides that our decision to not take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for us in our annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2017-04 must be applied prospectively. We expect the adoption of this update will simplify our measurement of goodwill impairment, if any of our reporting units have a zero or negative carrying value, or would fail Step 1 of the impairment test following the date of adoption.
In November, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-18 must be applied retrospectively to all periods presented. We do not anticipate that the adoption of this update will have a material impact on our consolidated statement of cash flows.
In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” ASU 2016-15 amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a retrospective transition method to each period presented. We do not anticipate that the adoption of this update will have a material impact on our consolidated statement of cash flows.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation- Stock Compensation (Topic 718).” The guidance changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes providing for withholding at the employee's maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted this standard in the first quarter of fiscal 2017 using a modified retrospective approach. We elected to account for forfeitures when they occur, rather than to estimate forfeitures when determining the amount of stock-based compensation costs to be recognized in each period. Refer to Note 9 for our accounting policy elections related to income taxes. The adoption of this standard had no material impact on our financial position, results of operations, or statement of cash flows.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The guidance is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. The updated guidance requires a modified retrospective adoption. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial position and results of operations.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
(unaudited)

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
2. Fair Value Measurements
The following table presents information about our assets measured at fair value on a recurring basis as of April 1, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	April 1, 2017				December 31, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$20,038	$—	$—	$20,038	$20,014	$—	$—	$20,014
Certificates of deposit	$15,000	$—	$—	$15,000	$15,000	$—	$—	$15,000
Total assets	$35,038	$—	$—	$35,038	$35,014	$—	$—	$35,014
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. In the three months ended April 1, 2017 and March 26, 2016, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
3. Discontinued Operations
During the third quarter of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down, as it was no longer a strategic priority. In the fourth quarter of fiscal 2015, we made the decision to shut down the business and completed our plans for exiting the business in the fourth quarter of 2016. As such, financial results of Citrus Lane have been presented within income (loss) from discontinued operations, net of tax on the consolidated statements of operations for the three months ended April 1, 2017 and March 26, 2016. As of April 1, 2017 and December 31, 2016 there were no recorded assets or liabilities of the Citrus Lane business.
In February 2016, we entered into a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement related to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million in contingent consideration payments that were valued at $16.0 million as of December 26, 2015 ($16.4 million was the undiscounted value at the time of the acquisition) that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In exchange, the former shareholders forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the February 2016 settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the February 2016 settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. We retired these shares of common stock as of the third quarter of fiscal 2016. As a result of this settlement, and based on our

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
(unaudited)

assessment that there was not a clear and direct link to the original consideration transferred at the acquisition date, we have recognized a gain within income from discontinued operations on the consolidated statements of operations for the three months ended March 26, 2016 of $8.0 million.
The following table presents financial results of the Citrus Lane business included in income from discontinued operations, net of tax, for the three months ended March 26, 2016 (in thousands). There were no financial results of the Citrus Lane business included in income from discontinued operations, net of tax, for the three months ended April 1, 2017.

Three Months Ended
March 26, 2016

Revenue	$82
Cost of revenue	94
Operating expenses:
Selling and marketing	41
Research and development	11
General and administrative	(7,942)
Depreciation and amortization	—
Operating income	7,878
Other expense, net	—
Income from discontinued operations before income taxes	7,878
Provision for income tax	—
Net income from discontinued operations	$7,878
As of April 1, 2017 and December 31, 2016 there were no recorded assets or liabilities of the Citrus Lane business.
4. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 31, 2016	$57,910
Effect of currency translation	218
Balance as of April 1, 2017	$58,128

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
(unaudited)

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

April 1, 2017
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,401	(4,224)	177	2.3
Proprietary software	5,123	(4,679)	444	1.1
Non-compete agreements	128	(124)	4	0.3
Leasehold interests	170	(118)	52	2.1
Customer relationships	8,763	(8,199)	564	5.9
Total	$18,827	$(17,344)	$1,483

December 31, 2016
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,394	(4,200)	194	2.5
Proprietary software	5,102	(4,485)	617	1.3
Non-compete agreements	127	(120)	7	0.6
Leasehold interests	170	(111)	59	2.3
Customer relationships	8,754	(8,165)	589	6.1
Total	$18,789	$(17,081)	$1,708
Amortization expense was $0.2 million and $0.7 million for the three months ended April 1, 2017 and March 26, 2016, respectively. Of these amounts, $0.1 million and $0.5 million was classified as a component of depreciation and amortization, and $0.1 million and $0.2 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the three months ended April 1, 2017 and March 26, 2016, respectively.
As of April 1, 2017, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2017 remaining	457
2018	340
2019	143
2020	96
2021	96
Thereafter	109
Total	$1,241
5. Contingencies
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
(unaudited)

range appears to be a better estimate than any other, we accrue the minimum amount in the range. We monitor developments in legal matters that could affect estimates we have previously accrued and update our estimates as appropriate based on subsequent developments.
In the first quarter of fiscal 2017, we received a demand for payments totaling approximately $1.5 million relating to a government inquiry which commenced in 2016.  The Company determined that it is probable that it will incur a loss in connection with this matter and accrued an amount as of December 31, 2016 based on its reasonable estimate of this loss. The Company has accrued an additional amount as of April 1, 2017, based on its updated estimate of this loss. The total amount accrued was not material to our financial statements for the periods ended April 1, 2017 and December 31, 2016.
6. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016

Cost of revenue	$92	$75
Selling and marketing	246	185
Research and development	281	230
General and administrative	984	878
Income from discontinued operations	—	5
Total stock-based compensation	$1,603	$1,373
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the three months ended April 1, 2017, we granted 0.3 million time-based restricted stock units (RSUs) to certain employees and directors, and 0.4 million performance-based RSUs to certain members of management. The number of performance-based RSUs that become eligible to vest for each recipient will be determined in the first quarter of 2018 based upon the Company’s level of achievement of certain financial targets for fiscal 2017. To the extent any performance-based RSUs become eligible to vest, they generally will vest over a three-year period retroactive to March 2017 as continued services are performed. Management is recognizing expense straight-line over the required service period based on its estimate of the number of performance-based RSUs that will vest. If there is a change in the estimate of the number of performance-based RSUs that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
RSUs are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the RSUs is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share.  The weighted-average grant-date fair value per vested RSU share and the total fair value of vested shares from RSU grants was $7.07 and $1.1 million, respectively, for the three months ended April 1, 2017. During the three months ended March 26, 2016, we granted 0.6 million time-based RSUs to employees, directors and consultants, and 0.5 million performance-based RSUs were granted to certain members of senior management. Management is recognizing expense straight-line over the required service period based on the number of shares that are eligible to vest in accordance with the financial targets met during fiscal 2016.
During the three months ended April 1, 2017, we granted 0.7 million stock options to certain employees and directors with a weighted average exercise price per share of $11.99. During the three months ended March 26, 2016, we granted 1.3 million stock options to certain employees and directors with a weighted average exercise price per share of $6.70.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
(unaudited)

The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

	Three Months Ended
	April 1, 2017	March 26, 2016
Risk-free interest rate	2.12%	1.63%
Expected term (years)	6.25	6.25
Volatility	33.32%	38.24%
Expected dividend yield	—	—
A summary of stock option and RSU activity for the three months ended April 1, 2017 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 31, 2016	4,312	6.45	$6.64	$13,042	1,780	$7.08
Granted(1)	681		$11.99		666	12.00
Settled (RSUs)	—		—		(154)	7.07
Exercised	(241)		$5.52		—	—
Canceled and forfeited	(85)		$13.29		(473)	6.79
Outstanding as of April 1, 2017	4,667	6.80	$7.36	$26,645	1,819	$8.96
Vested and exercisable as of April 1, 2017	2,837	5.24	$5.98	$20,483	N/A	N/A
____________________________
(1) For RSUs, includes both time-based and performance-based restricted stock units
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of March 31, 2017, the final trading day of the three months ended April 1, 2017, was $12.51. The total intrinsic value of options exercised and RSUs vested was approximately $2.9 million for the three months ended April 1, 2017. The aggregate fair value of the options that vested during the three months ended April 1, 2017 was $1.5 million.
As of April 1, 2017, total unrecognized compensation cost related to non-vested stock options and RSUs was approximately $6.6 million and $13.3 million, respectively, which is expected to be recognized over a weighted-average period of 3.1 years and 2.7 years, respectively, to the extent they are probable of vesting. As of April 1, 2017, we had 3.0 million shares available for grant under the 2014 Plan.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
(unaudited)

Common Stock
As of April 1, 2017, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

April 1, 2017
Options issued and outstanding	4,667
Restricted stock units issued and outstanding	1,819
Common stock available for stock-based award grants under incentive award plans	3,004
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	4,596
Total	14,086
7. Net Income per Share Attributable to Common Stockholders
Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. For the three months ended April 1, 2017, we applied the two-class method to calculate basic and diluted net income per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. We compute diluted net income per common share using income from continuing operations as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Preferred Stock, including accrued dividends, outstanding during the period, except where the effect of such securities would be antidilutive.
The calculations of basic and diluted net income per share and basic and dilutive weighted-average shares outstanding for the three months ended April 1, 2017 and March 26, 2016 were as follows (in thousands, except per share data):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
(unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Numerator:
Net income attributable to common stockholders	$192	$6,755

Denominator:
Weighted-average shares outstanding - basic	29,149	32,229

Dilutive impact from:
Options outstanding	1,705	861
Restricted stock units	428	498
Weighted-average shares outstanding - dilutive	31,282	33,588

Net income per share attributable to common stockholders (Basic):
Income (loss) from continuing operations attributable to common stockholders	$0.01	$(0.03)
Income from discontinued operations attributable to common stockholders	—	0.24
Net income per share attributable to common stockholders	$0.01	$0.21

Net income per share attributable to common stockholders (Diluted):
Income (loss) from continuing operations attributable to common stockholders	$0.01	$(0.03)
Income from discontinued operations attributable to common stockholders	—	0.23
Net income per share attributable to common stockholders	$0.01	$0.20
The following equity shares were excluded from the calculation of diluted net income per share from continuing operations and discontinued operations because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Stock options	2,962	1,794
Restricted stock units	1,391	1,733
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	4,596	—
The Series A Preferred Stock is considered anti-dilutive due to the fact that the two-class method was more dilutive when calculating dilutive net income per share attributable to common stockholders.
8. Preferred Stock

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
(unaudited)

Preferred Stock consists of the following at April 1, 2017 and December 31, 2016 (in thousands, except shares):

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference (as of June 29, 2023)	Carrying Value	Common Stock Issuable Upon Conversion (as of June 29, 2023)
April 1, 2017
Series A	46,350	June 29, 2016	46,350	$67,424	$48,262	6,421,369
December 31, 2016
Series A	46,350	June 29, 2016	46,350	$67,424	$47,660	6,421,369
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
(unaudited)

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
9. Income Taxes
We recorded income tax expense of $0.2 million and $0.0 million for the three months ended April 1, 2017 and March 26, 2016, respectively. The tax provision recorded for the three months ended April 1, 2017 primarily related to the amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
Prior to January 1, 2017, we recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital (“APIC”), and tax deficiencies of stock-based compensation expense in the income tax provision or as APIC to the extent that there were sufficient recognized excess tax benefits previously recognized. As a result of the prior guidance that excess tax benefits reduce taxes payable prior to being recognized as an increase in paid in capital, we had not recognized certain deferred tax assets (all tax attributes such as loss or credit carryforwards) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting.  As of January 1, 2017, we had generated federal and state net operating loss carryforwards due to excess tax benefits of $2.2 million and $1.9 million, respectively.
Effective as of January 1, 2017, we adopted a change in accounting policy in accordance with ASU 2016-09 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. No prior periods were re-cast as a result of this change in accounting policy, as we had previously maintained a valuation allowance against our deferred tax assets that could be attributed to equity compensation in excess of compensation recognized for financial reporting.
10. Segment and Geographical Information
We consider operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the CEO. The CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. For the periods presented we have concluded that we have a single operating and reportable segment.
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
United States	$39,842	$35,911
International	3,524	3,355
Total revenue	$43,366	$39,266

	Three Months Ended
	April 1, 2017	March 26, 2016
	(As a percentage of revenue)
United States	92%	91%
International	8%	9%
Total revenue	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
11. Restructuring Charges
On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot headquarters facility located in Waltham, Massachusetts.
During the quarter ended June 25, 2016, we recorded a $0.5 million sublease loss liability and related expenses of $0.2 million for the expected loss on the sublease, in accordance with ASC 840-20, Leases, because the monthly payments we expect to receive under the sublease are less than the amounts that we will owe the lessor for the sublease space. The sublease term is less than the remaining term under the original lease, and thus we do not believe we have met a cease use date as we may re-enter the space following the sublease. The fair value of the liability was determined using the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments we will receive under the sublease. The sublease loss was recorded as part of restructuring expense in the consolidated statement of operations. The following table presents the change in restructuring liability from December 31, 2016 to April 1, 2017 (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 1, 2017
(unaudited)

April 1, 2017
Restructuring Liability
Balance as of December 31, 2016	$356
Restructuring charges	—
Payments	—
Changes in estimate	—
Accretion of sublease liability	(25)
Balance as of April 1, 2017	$331
12. Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Interest income	$66	$16
Interest expense	(1)	(1)
Gain (loss) on foreign exchange	236	(29)
Total income (expense)	$301	$(14)
13. Related Party Transactions

We had the following transactions with related parties during the three months ended April 1, 2017:
CapitalG LP
On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 8. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all related affiliates of Alphabet Inc. are considered to be related parties. During the three months ended April 1, 2017, we had recorded $0.4 million of revenue from Care@Work arrangements with Alphabet Inc. and its affiliates. During the three months ended April 1, 2017, we incurred $3.1 million of selling and marketing expenses for internet based marketing services with Alphabet Inc. and its affiliates. As of April 1, 2017, we had $0.1 million and $0.1 million of accounts receivable and unbilled accounts receivable, respectively, recorded with Alphabet Inc. and its affiliates. As of December 31, 2016, we had $0.1 million and $0.3 million of accounts receivable and unbilled accounts receivable, respectively, recorded with Alphabet Inc. and its affiliates. As of April 1, 2017, we had $0.1 million, $0.0 million, and $0.9 million of deferred revenue, accounts payable, and accrued expenses and other current liabilities, respectively, recorded with Alphabet Inc. and its affiliates. As of December 31, 2016, we had $0.2 million, $0.1 million, and $1.1 million of deferred revenue, accounts payable, and accrued expenses and other current liabilities, respectively, recorded with Alphabet Inc. and its affiliates.
West Studios, LLC
In fiscal 2016, we entered into a professional services agreement with West Studios, LLC (“West”). We consider West to be a related party because one of our board members is acting as a Managing Director of the entity. Under the terms of the agreement, we have agreed to pay West an aggregate of $1.3 million in service fees over a nine-month period subject to certain termination rights by either party. During three months ended April 1, 2017, we incurred $0.6 million of selling and marketing expenses related to our West relationship.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on

Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 9, 2017. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from our expectations.
Overview
We are the world’s largest online marketplace for finding and managing family care. We have more than 24.0 million members, including 13.6 million families and 10.4 million caregivers, spanning over 20 countries. We help families address their particular lifecycle of care needs, which may include child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We also serve employers through our Care@Work offering by providing access to certain of our products and services, including back-up care for children and seniors, to employer-sponsored families. In addition, we serve care-related businesses— such as day care centers, nanny agencies and home care agencies — who wish to market their services to our care-seeking families and recruit our caregiver members. These businesses improve our member experience by providing additional caregiving choices for families and employment opportunities for caregivers.
We have experienced steady growth in revenue and members. Our members increased to 24.0 million as of April 1, 2017 from 19.5 million as of March 26, 2016, representing a 23% annual growth rate. Our revenue has increased to $43.4 million for the three months ended April 1, 2017 from $39.3 million for the three months ended March 26, 2016. We experienced net income from continuing operations of $0.8 million and net losses from continuing operations of $1.1 million in the three months ended April 1, 2017 and March 26, 2016, respectively. We completed the closure of the Citrus Lane business in the fourth quarter of fiscal 2016, and we had no income from discontinued operations for the three months ended April 1, 2017. In comparison, we had net income from discontinued operations of $7.9 million in the three months ended March 26, 2016 due to a settlement agreement completed in the first quarter of fiscal 2016. Refer to Note 3.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per member - U.S. Consumer Business):

	As of
	April 1, 2017	March 26, 2016
Total members	24,030	19,540
Total families	13,593	10,954
Total caregivers	10,437	8,586
Paying families - U.S. Consumer Business	292	272
Monthly average revenue per paying family - U.S. Consumer Business	$41	$40
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested enough in them to have registered. Our total members increased 23% as of April 1, 2017, compared to the corresponding period in the prior fiscal year.

Total Families. We define total families as the number of paying families and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total families also includes subscribers of our Care.com HomePay service. Our total families increased 24% as of April 1, 2017, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 22% as of April 1, 2017, compared to the corresponding period in the prior fiscal year.
Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 7% as of April 1, 2017, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Paying Family - U.S. Consumer Business. We define monthly average revenue per paying family, or ARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe ARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families - while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business ARPPF as of April 1, 2017 increased 3% compared to the corresponding period in the prior fiscal year.
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
• adjusted EBITDA does not reflect discontinued operations;
• adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
• adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not include accretion of Series A Redeemable Convertible Preferred Stock dividends or issuance costs;
• adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
• adjusted EBITDA does not reflect one time unusual or non-cash significant adjustments; and
• other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside our GAAP financial results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Income (loss) from continuing operations	$824	$(1,123)

Federal, state and franchise taxes	294	89
Other (income) expense, net	(301)	14
Depreciation and amortization	601	1,169
EBITDA	1,418	149

Stock-based compensation	1,603	1,368
Merger and acquisition related costs	—	58
Litigation related costs	75	—
Severance related costs	31	—
Adjusted EBITDA	$3,127	$1,575
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
• Income taxes; and
• Stock-based compensation.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 9, 2017. Please refer to Note 1 for further detail.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended
	April 1, 2017	March 26, 2016

Revenue	$43,366	$39,266
Cost of revenue	8,766	7,242
Operating expenses:
Selling and marketing	19,197	19,467
Research and development	5,989	4,875
General and administrative	8,255	7,819
Depreciation and amortization	424	972
Total operating expenses	33,865	33,133
Operating income (loss)	735	(1,109)
Other income (expense), net	301	(14)
Income (loss) from continuing operations before income taxes	1,036	(1,123)
Provision for income taxes	212	—
Income (loss) from continuing operations	824	(1,123)
Income from discontinued operations, net of tax	—	7,878
Net income	824	6,755
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(602)	—
Net income attributable to Series A Redeemable Convertible Preferred Stock	(30)	—
Net income attributable to common stockholders	$192	$6,755

Net income per share attributable to common stockholders (Basic):
Income (loss) from continuing operations attributable to common stockholders	$0.01	$(0.03)
Income from discontinued operations attributable to common stockholders	—	0.24
Net income per share attributable to common stockholders	$0.01	$0.21

Net income per share attributable to common stockholders (Diluted):
Income (loss) from continuing operations attributable to common stockholders	$0.01	$(0.03)
Income from discontinued operations attributable to common stockholders	—	0.23
Net income per share attributable to common stockholders	$0.01	$0.20

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	29,149	32,229
Diluted	31,282	33,588
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016

Cost of revenue	$92	$75
Selling and marketing	246	185
Research and development	281	230
General and administrative	984	878
Income from discontinued operations	—	5
Total stock-based compensation	$1,603	$1,373
The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended
	April 1, 2017	March 26, 2016
Revenue	100%	100%
Cost of revenue	20%	18%
Operating expenses:
Selling and marketing	44%	50%
Research and development	14%	12%
General and administrative	19%	20%
Depreciation and amortization	1%	2%
Total operating expenses	78%	84%
Operating income (loss)	2%	(3)%
Other income (expense), net	1%	—%
Income (loss) from continuing operations before income taxes	2%	(3)%
Provision for income taxes	—%	—%
Income (loss) from continuing operations	2%	(3)%
Income from discontinued operations, net of tax	—%	20%
Net income	2%	17%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1)%	—%
Net income attributable to Series A Redeemable Convertible Preferred Stock	—%	—%
Net income attributable to common stockholders	—%	17%
Revenue
We generate revenue primarily through (a) subscription fees to our suite of products and services, which enable families to manage their diverse and evolving care needs, and caregivers to describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace; and (b) annual contracts with corporate employers - providing access to our suite of products and services as an employee benefit, and through contractual obligations with businesses through which the business can recruit employees and advertise their business profiles. Substantially all of our revenue earned is recognized on a ratable basis over the period the service is provided, with the exception of revenue from background checks, which is recognized when the services are delivered to the end customer.
The following are our sources of revenue:
U.S. Consumer Business

Our U.S. Consumer Business consists of our U.S. matching solutions and our payments solutions.
Our U.S. matching solutions provide families access to job posting features, search features, caregiver profiles and content and are offered directly to consumers. Access to this platform is free of charge for basic members. Paying family members pay a monthly, quarterly or annual subscription fee to connect directly with caregivers and to utilize enhanced tools such as third-party background checks. Paying caregiver members pay a subscription fee for priority notification of jobs, messaging services and to perform third-party background checks on themselves. Subscription payments are received from all paying members at the time of sign-up and are recognized on a daily basis over the subscription term as the services are delivered once the revenue recognition criteria are met (see ‘‘Critical Accounting Policies and Estimates’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 9, 2017 for a description of the revenue recognition criteria).
Our payments solutions provide families several options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services. Revenue related to Care.com HomePay, our household payroll and tax service, is primarily generated through quarterly subscriptions and recognized on a daily ratable basis over the period the services are provided.
Other Revenue
Other revenue includes revenue generated through contracts that provide corporate employers access to certain of our products and services, including on-demand back-up care, through our Care@Work solution. This product offering is typically sold through the use of an annual contract with an automatic renewal clause. Revenue related to this offering is recognized on a daily basis over the subscription term. Additionally, other revenue includes revenue generated from international markets. This revenue is typically recognized on a daily basis over the term of a member’s subscription. We also generate revenue through our marketing solutions offering, which is designed to provide care-related businesses an efficient and cost-effective way to target qualified families seeking care services, and through our recruiting solutions offering, which allows care-related businesses to recruit caregivers for full-time and part-time employment. Revenue related to these product offerings is typically recognized in the period earned.

	Three Months Ended		Period-to-Period Change
	April 1, 2017	March 26, 2016	$ Change	% Change
	(in thousands, except percentages)
Revenue	$43,366	$39,266	$4,100	10%
Comparison of the Three Months Ended April 1, 2017 and March 26, 2016
The change was primarily attributed to an increase of $1.3 million in our consumer payment solutions business, principally attributable to services rendered related to year-end tax filings. Additionally, there was a $1.1 million increase in our consumer matching business, principally related to a higher number of paying families and caregivers and higher average revenue per paying family. Additionally, there were increases in Care@Work and background check offerings of $0.9 million and $0.6 million, respectively.
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

	Three Months Ended		Period-to-Period Change
	April 1, 2017	March 26, 2016	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$8,766	$7,242	$1,524	21%
Percentage of revenue	20%	18%

Comparison of the Three Months Ended April 1, 2017 and March 26, 2016
The change was primarily related to increased costs in member servicing and background checks of $0.7 million, credit card fees of $0.5 million, and compensation and related costs of $0.2 million.
Selling and Marketing
Our selling and marketing expenses primarily consist of customer acquisition marketing, including television advertising, branding, other advertising and public relations costs, as well as third-party resources for consulting and allocated facilities and other supporting overhead costs. In addition, sales and marketing expenses include salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. We plan to continue to invest in sales and marketing to grow our current customer base, continue building brand awareness, and expand our global footprint. In the near term, we expect sales and marketing expenses to increase and to be our largest expense on an absolute dollar basis and be consistent as a percentage of revenue.

	Three Months Ended		Period-to-Period Change
	April 1, 2017	March 26, 2016	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$19,197	$19,467	$(270)	(1)%
Percentage of revenue	44%	50%
Comparison of the Three Months Ended April 1, 2017 and March 26, 2016
The change principally related to a reduction in spending on acquisition marketing of $1.8 million, as we continue to focus on unpaid channels. This was partially off-set by increases in consulting expenses and compensation costs of $0.9 million and $0.6 million, respectively.
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

	Three Months Ended		Period-to-Period Change
	April 1, 2017	March 26, 2016	$ Change	% Change
	(in thousands, except percentages)
Research and development	$5,989	$4,875	$1,114	23%
Percentage of revenue	14%	12%
Comparison of the Three Months Ended April 1, 2017 and March 26, 2016
The change was primarily related to increases in third-party resources expense and compensation-related costs of $0.6 million and $0.5 million, respectively.
General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include: third-party resources; legal and accounting services; acquisition-related costs; insurance premiums; and facilities. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business to support our operations as a publicly traded company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs.

	Three Months Ended		Period-to-Period Change
	April 1, 2017	March 26, 2016	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$8,255	$7,819	$436	6%
Percentage of revenue	19%	20%
Comparison of the Three Months Ended April 1, 2017 and March 26, 2016
The change was primarily related to higher compensation related expenses of $0.4 million and increases in hosted applications costs of $0.1 million. These were partially off-set by decreases in bad debt expense of $0.2 million.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. We expect that depreciation and amortization expenses will decrease as our business is not capital intensive.

	Three Months Ended		Period-to-Period Change
	April 1, 2017	March 26, 2016	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$424	$972	$(548)	(56)%
Percentage of revenue	1%	2%
Comparison of the Three and Three Months Ended April 1, 2017 and March 26, 2016
The change was primarily attributed to certain intangible assets reaching the end of their useful lives during the prior years. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $1.2 million.
Other Income (Expense)
Other income (expense) consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change
	April 1, 2017	March 26, 2016	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$301	$(14)	$315	(2,250)%
Percentage of revenue	1%	—%
Comparison of the Three Months April 1, 2017 and March 26, 2016
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the weakening of the US dollar against the Euro and British Pound Sterling during the three months ended April 1, 2017 compared to the three months ended March 26, 2016.

Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change
	April 1, 2017	March 26, 2016	$ Change	% Change
(in thousands, except percentages)
Provision for income taxes	$212	$—	$212	100%
Percentage of revenue	—%	—%
Comparison of the Three and Three Months Ended April 1, 2017 and March 26, 2016
The change was primarily due to the income tax expense related to the amortization of goodwill associated with the acquisition of HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
Income from Discontinued Operations, Net of Taxes

	Three Months Ended		Period-to-Period Change
	April 1, 2017	March 26, 2016	$ Change	% Change
	(in thousands, except percentages)
Income from discontinued operations, net of tax	$—	$7,878	$(7,878)	(100)%
Percentage of revenue	—%	20%
Comparison of the Three and Three Months Ended April 1, 2017 and March 26, 2016
The decrease was related to a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement related to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million for contingent consideration payments that were fair valued at $16.0 million as of December 26, 2015 that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In connection with the settlement, the former shareholders forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. As a result of this settlement, we recognized a gain within income from discontinued operations on the consolidated statements of operations for the three months ended March 26, 2016 of $8.0 million. We completed the closure of the Citrus Lane business in the fourth quarter of fiscal 2016.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands)

	Three Months Ended
	April 1, 2017	March 26, 2016
Cash flow provided by (used in):
Operating activities - continuing operations	$4,585	$2,856
Operating activities - discontinued operations	—	2,602
Investing activities - continuing operations	(271)	(446)
Financing activities - continuing operations	1,330	579
Financing activities - discontinued operations	—	(14,510)
Effect of exchange rates on cash balances	(421)	(29)
Decrease in cash and cash equivalents	$5,223	$(8,948)
As of April 1, 2017, we had cash and cash equivalents and short-term investments of $81.3 million, which consisted of $66.3 million in cash and cash equivalents and $15.0 million in short-term investments. Cash and cash equivalents and short-term investments consist of cash, certificates of deposit, and money market funds. Cash held internationally as of April 1, 2017 was $5.0 million. During the three months ended September 24, 2016, we purchased $15.0 million of short term investments, which we reinvested in during the three months ended April 1, 2017. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Three Months Ended April 1, 2017
Cash from operating activities by continuing operations provided $4.6 million during the three months ended April 1, 2017. This amount resulted from a net income from continuing operations of $0.8 million, adjusted for non-cash items of $2.6 million, and a net $1.2 million source of cash due to changes in working capital.
Non-cash expenses within net income consisted primarily of $1.6 million for stock-based compensation and $0.6 million of depreciation and amortization expense.
Increases in operating liabilities and operating assets resulted in a net source of $1.2 million of cash within operating activities. The increase in working capital was primarily due to increases in deferred revenue and accrued expenses and other current liabilities of $3.5 million and $1.6 million, respectively, and decreases in unbilled accounts receivable of $0.7 million. These were partially off-set by decreases in accounts payable of $0.7 million, and increases in accounts receivable and prepaid expense and other current assets of $3.0 million and $0.9 million, respectively.
Three Months Ended March 26, 2016
Cash from operating activities used $2.9 million during the three months ended March 26, 2016. This amount resulted from a net loss of $1.1 million, adjusted for non-cash items of $2.5 million, and a net $1.5 million source of cash due to changes in working capital.
Non-cash expenses within net income consisted primarily of $1.4 million for stock-based compensation expense and $1.2 million of depreciation and amortization expense.
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
Investing Activities
Three Months Ended April 1, 2017
Cash used in investing activities totaled $0.3 million, which was related to the purchases of property and equipment. We are not currently a party to any material purchase contracts related to future purchases of property and equipment. During the three months ended September 24, 2016, we purchased $15.0 million of short term investments, which we reinvested in during the three months ended April 1, 2017.
Three Months Ended March 26, 2016
Cash used in investing activities totaled $0.4 million, primarily related to the purchase of Kinsights Inc., the developer and operator of an online community platform and service. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Financing Activities
Three Months Ended April 1, 2017
Cash provided by financing activities for continued operations totaled $1.3 million, which was attributed to the exercise of common stock options.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the three months ended April 1, 2017 and March 26, 2016.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at April 1, 2017 would not have a material impact on our revenue, operating results or cash flows in the coming year.

At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of April 1, 2017 or March 26, 2016. Under our current investment policy, we invest our excess cash in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information pertaining to legal proceedings can be found in “Item 1. Financial Statements and Supplementary Data” and “Note 5, Contingencies” of this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 1A.    RISK FACTORS
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 9, 2017. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARE.COM, INC.

Dated: May 3, 2017	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 3, 2017	By: /s/ MICHAEL ECHENBERG
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