Form 10-Q
period 2017-07-01
Care.com Inc
filed 2017-08-10
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of August 4, 2017, there were 29,769,091 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$71,839	$61,094
Short-term investments	15,000	15,000
Accounts receivable (net of allowance of $175 and $163, respectively) (1)	4,264	2,789
Unbilled accounts receivable (2)	5,734	5,541
Prepaid expenses and other current assets	5,224	3,787
Total current assets	102,061	88,211
Property and equipment, net	4,621	4,947
Intangible assets, net	1,267	1,708
Goodwill	59,380	57,910
Other non-current assets	2,466	2,448
Total assets	$169,795	$155,224

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$3,379	$2,483
Accrued expenses and other current liabilities (4)	13,859	12,798
Deferred revenue (5)	19,522	15,971
Total current liabilities	36,760	31,252
Deferred tax liability	4,472	4,276
Other non-current liabilities	5,338	5,087
Total liabilities	46,570	40,615
Contingencies (see Note 5)	—	—
Series A Redeemable Convertible Preferred Stock - 46 shares designated; 46 shares issued and outstanding at July 1, 2017 and December 31, 2016; at aggregate liquidation and redemption value at July 1, 2017 and December 31, 2016, respectively	48,922	47,660
Stockholders' equity
Preferred Stock: $0.001 par value - authorized 5,000 shares at July 1, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 29,737 and 28,984 shares issued and outstanding at July 1, 2017 and December 31, 2016 respectively	30	29
Additional paid-in capital	259,366	255,031
Accumulated deficit	(185,311)	(187,808)
Accumulated other comprehensive income (loss)	218	(303)
Total stockholders' equity	74,303	66,949
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$169,795	$155,224
(1) Includes accounts receivable due from related party of $196 and $150 at July 1, 2017 and December 31, 2016, respectively (Note 13)

See accompanying notes to the condensed consolidated financial statements

(2) Includes unbilled accounts receivable due from related party of $180 and $286 at July 1, 2017 and December 31, 2016, respectively (Note 13)
(3) Includes accounts payable due to related party of $44 and $107 at July 1, 2017 and December 31, 2016, respectively (Note 13)
(4) Includes accrued expenses and other current liabilities due to related party of $1,438 and $1,055 at July 1, 2017 and December 31, 2016, respectively (Note 13)
(5) Includes deferred revenue associated with related party of $80 and $151 at July 1, 2017 and December 31, 2016, respectively (Note 13)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016

Revenue (1)	$41,972	$38,184	$85,338	$77,450
Cost of revenue	9,000	7,619	17,766	14,861
Operating expenses:
Selling and marketing (2)	17,853	18,561	37,050	38,028
Research and development	6,666	5,036	12,655	9,911
General and administrative	8,433	7,933	16,688	15,752
Depreciation and amortization	423	947	847	1,919
Restructuring charges	—	714	—	714
Total operating expenses	33,375	33,191	67,240	66,324
Operating (loss) income	(403)	(2,626)	332	(3,735)
Other income (expense), net	1,008	(129)	1,309	(143)
Income (loss) from continuing operations before income taxes	605	(2,755)	1,641	(3,878)
(Benefit) provision for income taxes	(1,068)	620	(856)	620
Income (loss) from continuing operations	1,673	(3,375)	2,497	(4,498)
Loss (income) from discontinued operations, net of tax (see note 3)	—	(44)	—	7,834
Net income (loss)	1,673	(3,419)	2,497	3,336
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(660)	—	(1,262)	—
Net income attributable to Series A Redeemable Convertible Preferred Stock	(139)	—	(169)	—
Net income (loss) attributable to common stockholders	$874	$(3,419)	$1,066	$3,336

Net income (loss) per share attributable to common stockholders (Basic):
Income (loss) from continuing operations attributable to common stockholders	$0.03	$(0.11)	$0.04	$(0.14)
Income from discontinued operations attributable to common stockholders	—	—	—	0.24
Net income (loss) per share attributable to common stockholders	$0.03	$(0.11)	$0.04	$0.10

Net income (loss) per share attributable to common stockholders (Diluted):
Income (loss) from continuing operations attributable to common stockholders	$0.03	$(0.11)	$0.03	$(0.13)
Income from discontinued operations attributable to common stockholders	—	—	—	0.23
Net income (loss) per share attributable to common stockholders	$0.03	$(0.11)	$0.03	$0.10

See accompanying notes to the condensed consolidated financial statements

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	29,556	32,136	29,352	32,183
Diluted	32,220	32,136	31,746	34,082

(1) Includes related party revenue of $432 and $825 for the three and six months ended July 1, 2017 (Note 13)
(2) Includes related party expenses of $4,120 and $7,820 for the three and six months ended July 1, 2017 (Note 13)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016

Net income (loss)	$1,673	$(3,419)	$2,497	$3,336

Other comprehensive income (loss):
Foreign currency translation adjustments	493	55	521	373
Comprehensive income (loss)	$2,166	$(3,364)	$3,018	$3,709

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 1, 2017	June 25, 2016
Cash flows from operating activities
Net income	$2,497	$3,336
Income from discontinued operations, net of tax	—	7,834
Income (loss) from continuing operations	2,497	(4,498)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation	3,551	3,014
Depreciation and amortization	1,199	2,314
Deferred taxes	196	538
Foreign currency remeasurement gain	1,157	200
Other non-cash operating income	—	(78)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,448)	(68)
Unbilled accounts receivable	(191)	(449)
Prepaid expenses and other current assets	(1,358)	(508)
Other non-current assets	—	(14)
Accounts payable	879	514
Accrued expenses and other current liabilities	1,258	3,014
Deferred revenue	3,469	1,452
Other non-current liabilities	(69)	610
Net cash provided by operating activities by continuing operations	11,140	6,041
Net cash provided by operating activities by discontinued operations	—	2,481
Net cash provided by operating activities	11,140	8,522

Cash flows from investing activities
Purchases of property and equipment	(387)	(84)
Payments for acquisitions, net of cash acquired	—	(420)
Purchase of short-term investment	(15,000)	—
Sale of short-term investment	15,000	—
Net cash used in investing activities	(387)	(504)

Cash flows from financing activities
Proceeds from exercise of common stock options	2,037	925
Net cash provided by financing activities by continuing operations	2,037	925
Net cash used in financing activities by discontinued operations	—	(14,510)
Net cash provided by (used in) financing activities	2,037	(13,585)

Effect of exchange rate changes on cash and cash equivalents	(2,045)	(56)
Net increase (decrease) in cash and cash equivalents	10,745	(5,623)
Cash and cash equivalents, beginning of the period	61,094	61,240

See accompanying notes to the condensed consolidated financial statements

Cash and cash equivalents, end of the period	$71,839	$55,617

Supplemental disclosure of cash flow activities
Cash paid for taxes	$—	$177

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$15	$17
Series A Redeemable Convertible Preferred Stock dividend accretion	$1,262	$—
Unpaid deferred offering costs	$—	$329
Fair value of common shares received from legal settlement (Note 3)	$—	$2,593

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Care.com, Inc. (the “Company”, “we”, “us”, and “our”), a Delaware corporation, was incorporated on October 27, 2006. We are the world’s largest online marketplace for finding and managing family care. Our consumer matching solutions enable families to connect to caregivers and caregiving services in a reliable and easy way, and our payment solutions enable families to pay caregivers electronically online or via their mobile device and to manage their household payroll and tax matters with Care.com HomePay. In addition, we serve employers by providing access to our platform to employer-sponsored families and we serve care-related businesses—such as day care centers, nanny agencies and home care agencies—that wish to market their services to our care-seeking families and recruit our caregiver members.
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
There have been no material changes in our significant accounting policies for the three and six months ended July 1, 2017 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, with the exception of the adoption of the Financial Accounting Standards Board’s Accounting Standard Update 2016-09 in the first quarter of fiscal 2017. Refer below to “Recently Issued and Adopted Accounting Pronouncements” for further information.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

In the third quarter of 2017, we concluded that we would exit 25,812 square feet of the Company’s headquarters facility located in Waltham, Massachusetts. We expect to record lease obligation charges ranging from approximately $4.0 million to $6.0 million in the third quarter of 2017, as we plan to meet the cease-use date requirements for that portion of the facility. We will finalize the lease obligation charge in the third quarter of 2017 following the cease-use date. In order to estimate the lease obligation charges, we have made certain assumptions, including the time period it will take to obtain a subtenant and certain sub-lease rates. These estimates may vary from the sub-lease agreements ultimately executed, if at all, resulting in an adjustment to the charges.
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
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting.” The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09, which will become effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods, is not expected to have a significant impact on our financial statement presentation or disclosures.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for us in our annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2017-04 must be applied prospectively. We expect that the future adoption of this update will simplify our measurement of goodwill impairment, if any of our reporting units have a zero or negative carrying value, or would fail Step 1 of the impairment test following the date of adoption.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

Refer to Note 9 for our accounting policy elections related to income taxes. The adoption of this standard did not have a material impact on our financial position, results of operations, or statement of cash flows.
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
As of the date of these condensed consolidated financial statements, we have substantially completed the diagnostic assessment phase of our ASU 2014-09 adoption, including preliminary assessment and project planning, revenue stream scoping, and analysis of the impact the new revenue standard has on our various revenue streams. As part of the Company’s ongoing evaluation of ASU 2014-09, the following revenue streams were identified: U.S. matching solutions, Care@Work solution, payments solutions, and marketing solutions. Each of these revenue streams will continue to be further evaluated in detail based on the criteria established under ASU 2014-09 and will serve as the basis for the accounting analysis and documentation as it relates to the impact of the standard.

We currently anticipate adopting ASU 2014-09 effective January 1, 2018 utilizing the modified retrospective method of adoption. Accordingly, upon adoption, we currently anticipate recognizing the cumulative effect, if any, of adopting this guidance as an adjustment to the opening balance of the accumulated deficit within the consolidated balance sheet for the period of adoption, and prior periods will not be retrospectively adjusted. While we have completed a preliminary assessment of the key provisions of ASU 2014-09, the evaluation of the full impact of the standard on the consolidated financial statements and related disclosures is ongoing, and we are therefore not yet able to reasonably estimate the financial statement impact of ASU 2014-09 upon adoption. We are continuing to assess all potential impacts of the standard, including the impact to the capitalization of costs for commissions. Additionally, we continue to actively monitor outstanding issues currently being addressed by the FASB’s Transition Resource Group as conclusions reached by this group may impact the Company’s application of ASU 2014-09.
2. Fair Value Measurements
The following table presents information about our assets measured at fair value on a recurring basis as of July 1, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	July 1, 2017				December 31, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$20,084	$—	$—	$20,084	$20,014	$—	$—	$20,014
Certificates of deposit	$15,000	$—	$—	$15,000	$15,000	$—	$—	$15,000
Total assets	$35,084	$—	$—	$35,084	$35,014	$—	$—	$35,014

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. In the three and six months ended July 1, 2017 and June 25, 2016, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
3. Discontinued Operations
During the third quarter of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down, as it was no longer a strategic priority. In the fourth quarter of fiscal 2015, we made the decision to shut down the business and completed our plans for exiting the business in the fourth quarter of 2016. As such, financial results of Citrus Lane have been presented within income (loss) from discontinued operations, net of tax, on the consolidated statements of operations for the three and six months ended July 1, 2017 and June 25, 2016. As of July 1, 2017 and December 31, 2016 there were no recorded assets or liabilities of the Citrus Lane business.
In February 2016, we entered into a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement related to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million in contingent consideration payments that were valued at $16.0 million as of December 26, 2015 ($16.4 million was the undiscounted value at the time of the acquisition) that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In exchange, the former shareholders forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the February 2016 settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the February 2016 settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. We retired these shares of common stock as of the third quarter of fiscal 2016. As a result of this settlement, and based on our assessment that there was not a clear and direct link to the original consideration transferred at the acquisition date, we have recognized a gain within income from discontinued operations on the consolidated statements of operations for the six months ended March 26, 2016 of $8.0 million.
The following table presents financial results of the Citrus Lane business included in income from discontinued operations, net of tax, for the three and six months ended June 25, 2016 (in thousands). There were no financial results of the Citrus Lane business included in income from discontinued operations, net of tax, for the three and six months ended July 1, 2017.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

	Three Months Ended	Six Months Ended
	June 25, 2016	June 25, 2016

Revenue	$19	$101
Cost of revenue	3	97
Operating expenses:
Selling and marketing	13	54
Research and development	—	11
General and administrative	47	(7,903)
Depreciation and amortization	—	8
Operating (loss) income	(44)	7,834
Other expense, net	—	—
(Loss) income from discontinued operations before income taxes	(44)	7,834
Provision for income tax	—	—
Net (loss) income from discontinued operations	$(44)	$7,834
4. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 31, 2016	$57,910
Effect of currency translation	1,470
Balance as of July 1, 2017	$59,380
The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

July 1, 2017
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,441	(4,272)	169	2.0
Proprietary software	5,242	(4,974)	268	1.2
Non-compete agreements	133	(132)	1	0.1
Leasehold interests	170	(124)	46	1.9
Customer relationships	8,810	(8,269)	541	5.7
Total	$19,038	$(17,771)	$1,267

December 31, 2016
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,394	(4,200)	194	2.5
Proprietary software	5,102	(4,485)	617	1.3
Non-compete agreements	127	(120)	7	0.6
Leasehold interests	170	(111)	59	2.3
Customer relationships	8,754	(8,165)	589	6.1
Total	$18,789	$(17,081)	$1,708

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

Amortization expense was $0.5 million and $1.5 million for the six months ended July 1, 2017 and June 25, 2016, respectively. Of these amounts, $0.1 million and $1.1 million was classified as a component of depreciation and amortization, and $0.4 million and $0.4 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the six months ended July 1, 2017 and June 25, 2016, respectively.
As of July 1, 2017, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2017 remaining	233
2018	345
2019	146
2020	96
2021	96
Thereafter	109
Total	$1,025
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
In the first quarter of fiscal 2017, we received a demand for payments totaling approximately $1.5 million relating to a government inquiry which commenced in 2016.  The Company determined that it is probable that it will incur a loss in connection with this matter and accrued an amount as of December 31, 2016 based on its reasonable estimate of this loss. The Company has accrued an additional amount as of the first half of fiscal 2017, based on its updated estimate of this loss. The total amount accrued was not material to our financial statements for the periods ended July 1, 2017 and December 31, 2016.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

6. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016

Cost of revenue	$105	$79	$197	$154
Selling and marketing	295	229	541	414
Research and development	370	279	651	509
General and administrative	1,178	1,059	2,162	1,937
Loss (income) from discontinued operations	—	3	—	8
Total stock-based compensation	$1,948	$1,649	$3,551	$3,022
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the six months ended July 1, 2017, we granted 0.4 million time-based restricted stock units (RSUs) to certain employees, advisors and directors, 0.4 million performance-based RSUs (“PSUs”) to certain members of management, and 0.2 million market-based RSUs (“MSUs”) to senior management.
In the first quarter of fiscal 2017, we issued 0.4 million PSUs. The number of PSUs that become eligible to vest for each recipient will be determined in the first quarter of 2018 based upon the Company’s level of achievement of certain financial targets for fiscal 2017. To the extent any PSUs become eligible to vest, they generally will vest over a three-year period retroactive to March 2017 as continued services are performed. Management is recognizing expense straight-line over the required service period based on its estimate of the number of PSUs that will vest. If there is a change in the estimate of the number of PSUs that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
In the second quarter of fiscal 2017, we issued 0.2 million MSUs to senior management. The MSUs awarded will vest at any point during a five-year performance period, from 2017 through 2022, based on achievement of specified 120-day volume-weighted average closing share price targets, which is a market condition, or a change-in-control event, and if vested, will be issued in the form of common stock. The MSUs were valued at $9.31 - $5.78 per share using the Monte Carlo simulation model for the specified price targets.
RSUs are not included in issued and outstanding common stock until the shares are vested and released. With the exception of MSUs, the fair value of an RSU and PSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share.  The weighted-average grant-date fair value per vested RSU share and the total fair value of vested shares from RSU grants was $7.46 and $2.1 million, respectively, for the six months ended July 1, 2017.
During the six months ended July 1, 2017, we granted 0.9 million stock options to certain employees and directors with a weighted average exercise price per share of $12.62. During the six months ended June 25, 2016, we granted 1.4 million stock options to certain employees and directors with a weighted average exercise price per share of $6.68.
The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

	Six Months Ended
	July 1, 2017	June 25, 2016
Risk-free interest rate	1.86% - 2.18%	1.3 - 1.6%
Expected term (years)	6.25	6.25
Volatility	32.89% - 33.37%	38.23%
Expected dividend yield	—	—

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

A summary of stock option and RSU activity for the six months ended July 1, 2017 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 31, 2016	4,312	6.45	$6.64	$13,042	1,780	$7.08
Granted(1)	873		$12.62		925	$12.86
Settled (RSUs)	—		—		(288)	$7.46
Exercised	(458)		$4.48		—	—
Canceled and forfeited	(142)		$11.85		(510)	$6.89
Outstanding as of July 1, 2017	4,585	6.84	$7.83	$35,047	1,907	$9.88
Vested and exercisable as of July 1, 2017	2,766	5.35	$6.41	$25,417	N/A	N/A
____________________________
(1) For RSUs, includes both time-based, performance-based, and market-based restricted stock units
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of June 30, 2017, the final trading day of the six months ended July 1, 2017, was $15.10. The total intrinsic value of options exercised and RSUs vested was approximately $7.2 million for the six months ended July 1, 2017. The aggregate fair value of the options that vested during the six months ended July 1, 2017 was $1.2 million.
As of July 1, 2017, total unrecognized compensation cost related to non-vested stock options and RSUs was approximately $6.8 million and $14.5 million, respectively, which is expected to be recognized over a weighted-average period of 3.0 years and 2.5 years, respectively, to the extent they are probable of vesting. As of July 1, 2017, we had 2.6 million shares available for grant under the 2014 Plan.
Common Stock
As of July 1, 2017, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

July 1, 2017
Options issued and outstanding	4,585
Restricted stock units issued and outstanding	1,907
Common stock available for stock-based award grants under incentive award plans	2,647
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	4,659
Total	13,798
7. Net Income (Loss) per Share Attributable to Common Stockholders

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. For the three and six months ended July 1, 2017, we applied the two-class method to calculate basic and diluted net income per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. We compute diluted net income (loss) per common share using income from continuing operations as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Preferred Stock, including accrued dividends, outstanding during the period, except where the effect of such securities would be antidilutive.
The calculations of basic and diluted net income (loss) per share and basic and dilutive weighted-average shares outstanding for the three and six months ended July 1, 2017 and June 25, 2016 were as follows (in thousands, except per share data):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Numerator:
Net income (loss) attributable to common stockholders - basic	$874	$(3,419)	$1,066	$3,336
Net income attributable to common stockholders - diluted	$885	$—	$1,077	$—

Denominator:
Weighted-average shares outstanding - basic	29,556	32,136	29,352	32,183

Dilutive impact from:
Options outstanding	1,962	—	1,786	1,052
Restricted stock units	702	—	608	847
Weighted-average shares outstanding - dilutive	32,220	32,136	31,746	34,082

Net income (loss) per share attributable to common stockholders (Basic):
Income (loss) from continuing operations attributable to common stockholders	$0.03	$(0.11)	$0.04	$(0.14)
Income from discontinued operations attributable to common stockholders	—	—	—	0.24
Net income (loss) per share attributable to common stockholders	$0.03	$(0.11)	$0.04	$0.10

Net income (loss) per share attributable to common stockholders (Diluted):
Income (loss) from continuing operations attributable to common stockholders	$0.03	$(0.11)	$0.03	$(0.13)
Income from discontinued operations attributable to common stockholders	—	—	—	0.23
Net income (loss) per share attributable to common stockholders	$0.03	$(0.11)	$0.03	$0.10
The following equity shares were excluded from the calculation of diluted net income per share from continuing operations and discontinued operations because their effect would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Stock options	1,398	4,452	1,292	617
Restricted stock units	24	2,064	14	1,217
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	4,659	—	4,659	—
The Series A Preferred Stock is considered antidilutive due to the fact that the two-class method was more dilutive when calculating dilutive net income per share attributable to common stockholders.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

8. Preferred Stock
Preferred Stock consists of the following at July 1, 2017 and December 31, 2016 (in thousands, except shares):

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference (as of June 29, 2023)	Carrying Value	Common Stock Issuable Upon Conversion (as of June 29, 2023)
July 1, 2017
Series A	46,350	June 29, 2016	46,350	$67,424	$48,922	6,421,369
December 31, 2016
Series A	46,350	June 29, 2016	46,350	$67,424	$47,660	6,421,369
Please refer to Form 10-K filed on March 9, 2017 for further detail on the Series A Redeemable Convertible Preferred Stock.
9. Income Taxes
We recorded income tax (benefit) expense of $(1.1) million and $0.6 million for the three months ended July 1, 2017 and June 25, 2016, respectively, and $(0.9) million and $0.6 million for the six months ended July 1, 2017 and June 25, 2016. The tax benefit recorded for the three and six months ended July 1, 2017 primarily related to the excess tax benefits from the taxable compensation on share-based awards, partially offset by tax expense pertaining to amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
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
Effective as of January 1, 2017, we adopted a change in accounting policy in accordance with ASU 2016-09 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. No cumulative transition adjustments were recorded to accumulated deficit as a result of this change in the accounting policy, as we had previously maintained a valuation allowance against our deferred tax assets that could be attributed to equity compensation in excess of compensation recognized for financial reporting.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
United States	$38,336	$34,789	$78,178	$70,700
International	3,636	3,395	7,160	6,750
Total revenue	$41,972	$38,184	$85,338	$77,450

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(As a percentage of revenue)
United States	91%	91%	92%	91%
International	9%	9%	8%	9%
Total revenue	100%	100%	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
11. Restructuring Charges
On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot headquarters facility located in Waltham, Massachusetts.
During the quarter ended June 25, 2016, we recorded a $0.5 million sublease loss liability and related expenses of $0.2 million for the expected loss on the sublease, in accordance with ASC 840-20, Leases, because the monthly payments we expect to receive under the sublease are less than the amounts that we will owe the lessor for the sublease space. The sublease term is less than the remaining term under the original lease, and thus we do not believe we have met a cease use date as we may re-enter the space following the sublease. The fair value of the liability was determined using the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments we will receive under the sublease. The sublease loss was recorded as part of restructuring expense in the consolidated statement of operations. The following table presents the change in restructuring liability from December 31, 2016 to July 1, 2017 (in thousands):

July 1, 2017
Restructuring Liability
Balance as of December 31, 2016	$356
Accretion of sublease liability	(50)
Balance as of July 1, 2017	$306

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 1, 2017
(unaudited)

12. Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Interest income	$93	$55	$159	$71
Interest expense	(1)	(1)	(2)	(2)
Gain (loss) on foreign exchange	916	(183)	1,152	(212)
Total income (expense)	$1,008	$(129)	$1,309	$(143)
13. Related Party Transactions

We had the following transactions with related parties during the three months ended July 1, 2017:
CapitalG LP
On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 8. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all related affiliates of Alphabet Inc. are considered to be related parties. During the three and six months ended July 1, 2017, we had recorded $0.4 million and $0.8 million of revenue from Care@Work arrangements with Alphabet Inc. and its affiliates, respectively. During the three and six months ended July 1, 2017, we incurred $3.5 million and $6.6 million of selling and marketing expenses for internet based marketing services with Alphabet Inc. and its affiliates, respectively. As of July 1, 2017, we had $0.2 million and $0.2 million of accounts receivable and unbilled accounts receivable, respectively, recorded with Alphabet Inc. and its affiliates. As of December 31, 2016, we had $0.1 million and $0.3 million of accounts receivable and unbilled accounts receivable, respectively, recorded with Alphabet Inc. and its affiliates. As of July 1, 2017, we had $0.1 million and $1.2 million of deferred revenue and accrued expenses and other current liabilities, respectively, recorded with Alphabet Inc. and its affiliates. As of December 31, 2016, we had $0.2 million, $0.1 million, and $1.1 million of deferred revenue, accounts payable, and accrued expenses and other current liabilities, respectively, recorded with Alphabet Inc. and its affiliates.
West of Everything, the successor of West Studios, LLC
In fiscal 2016, we entered into a professional services agreement with West of Everything, the successor of West Studios, LLC (“West”). We consider West to be a related party because one of our board members is acting as a Managing Director of the entity. Under the terms of the agreement, we incurred an aggregate of $1.4 million in service fees between the fourth quarter of fiscal 2016 and the second quarter of fiscal 2017, prior to terminating the agreement in the second quarter of fiscal 2017. During three and six months ended July 1, 2017, we incurred $0.6 million and $1.2 million of selling and marketing expenses related to our West relationship. As of July 1, 2017, we had $0.3 million of accrued expense and other current liabilities recorded with West.

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
Overview

We are the world’s largest online marketplace for finding and managing family care. We have more than 25.2 million members, including 14.2 million families and 11.0 million caregivers, spanning over 20 countries. We help families address their particular lifecycle of care needs, which may include child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We also serve employers through our Care@Work offering by providing access to certain of our products and services, including back-up care for children and seniors, to employer-sponsored families. In addition, we serve care-related businesses— such as day care centers, nanny agencies and home care agencies — that wish to market their services to our care-seeking families and recruit our caregiver members. These businesses improve our member experience by providing additional caregiving choices for families and employment opportunities for caregivers.
We have experienced steady growth in revenue and members. Our members increased to 25.2 million as of July 1, 2017 from 20.7 million as of June 25, 2016, representing a 22% annual growth rate. Our revenue has increased to $85.3 million for the six months ended July 1, 2017 from $77.5 million for the six months ended June 25, 2016. We experienced net income from continuing operations of $2.5 million and net losses from continuing operations of $4.5 million in the six months ended July 1, 2017 and June 25, 2016, respectively. We completed the closure of the Citrus Lane business in the fourth quarter of fiscal 2016, and we had no income or losses from discontinued operations for the six months ended July 1, 2017. In comparison, we had net income from discontinued operations of $7.8 million in the six months ended June 25, 2016 due to a settlement agreement completed in the first quarter of fiscal 2016. Refer to Note 3.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per member - U.S. Consumer Business):

	As of
	July 1, 2017	June 25, 2016
Total members	25,199	20,698
Total families	14,239	11,588
Total caregivers	10,959	9,110
Paying families - U.S. Consumer Business	294	252
Monthly average revenue per paying family - U.S. Consumer Business	$38	$38
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested enough in them to have registered. Our total members increased 22% as of July 1, 2017, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying families and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total families also includes subscribers of our Care.com HomePay service. Our total families increased 23% as of July 1, 2017, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 20% as of July 1, 2017, compared to the corresponding period in the prior fiscal year.

Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 17% as of July 1, 2017, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Paying Family - U.S. Consumer Business. We define monthly average revenue per paying family, or ARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe ARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families - while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business ARPPF as of July 1, 2017 remained consistent compared to the corresponding period in the prior fiscal year.
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
Because of these limitations, you should consider adjusted EBITDA alongside our GAAP financial results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Income (loss) from continuing operations	$1,673	$(3,375)	$2,497	$(4,498)

Federal, state and franchise taxes	(1,004)	727	(710)	816
Other (income) expense, net	(1,008)	129	(1,309)	143
Depreciation and amortization	598	1,145	1,199	2,314
EBITDA	259	(1,374)	1,677	(1,225)

Stock-based compensation	1,948	1,646	3,551	3,014
Merger and acquisition related costs	95	16	95	74
Restructuring related costs	—	714	—	714
Litigation related costs	—	—	75	—
Software implementation costs	216	—	216	—
Severance related costs	90	—	121	—
Adjusted EBITDA	$2,608	$1,002	$5,735	$2,577
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016

Revenue	$41,972	$38,184	$85,338	$77,450
Cost of revenue	9,000	7,619	17,766	14,861
Operating expenses:
Selling and marketing	17,853	18,561	37,050	38,028
Research and development	6,666	5,036	12,655	9,911
General and administrative	8,433	7,933	16,688	15,752
Depreciation and amortization	423	947	847	1,919
Restructuring charges	—	714	—	714
Total operating expenses	33,375	33,191	67,240	66,324
Operating (loss) income	(403)	(2,626)	332	(3,735)
Other income (expense), net	1,008	(129)	1,309	(143)
Income (loss) from continuing operations before income taxes	605	(2,755)	1,641	(3,878)
(Benefit) provision for income taxes	(1,068)	620	(856)	620
Income (loss) from continuing operations	1,673	(3,375)	2,497	(4,498)
Loss (income) from discontinued operations, net of tax	—	(44)	—	7,834
Net income (loss)	1,673	(3,419)	2,497	3,336
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(660)	—	(1,262)	—
Net income attributable to Series A Redeemable Convertible Preferred Stock	(139)	—	(169)	—
Net income (loss) attributable to common stockholders	$874	$(3,419)	$1,066	$3,336

Net income (loss) per share attributable to common stockholders (Basic):
Income (loss) from continuing operations attributable to common stockholders	$0.03	$(0.11)	$0.04	$(0.14)
Income from discontinued operations attributable to common stockholders	—	—	—	0.24
Net income (loss) per share attributable to common stockholders	$0.03	$(0.11)	$0.04	$0.10

Net income (loss) per share attributable to common stockholders (Diluted):
Income (loss) from continuing operations attributable to common stockholders	$0.03	$(0.11)	$0.03	$(0.13)
Income from discontinued operations attributable to common stockholders	—	—	—	0.23
Net income (loss) per share attributable to common stockholders	$0.03	$(0.11)	$0.03	$0.10

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	29,556	32,136	29,352	32,183
Diluted	32,220	32,136	31,746	34,082
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016

Cost of revenue	$105	$79	$197	$154
Selling and marketing	295	229	541	414
Research and development	370	279	651	509
General and administrative	1,178	1,059	2,162	1,937
Loss (income) from discontinued operations	—	3	—	8
Total stock-based compensation	$1,948	$1,649	$3,551	$3,022
The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenue	100%	100%	100%	100%
Cost of revenue	21%	20%	21%	19%
Operating expenses:
Selling and marketing	43%	49%	43%	49%
Research and development	16%	13%	15%	13%
General and administrative	20%	21%	20%	20%
Depreciation and amortization	1%	2%	1%	2%
Restructuring charges	—%	2%	—%	1%
Total operating expenses	80%	87%	79%	86%
Operating (loss) income	(1)%	(7)%	—%	(5)%
Other income (expense), net	2%	—%	2%	—%
Income (loss) from continuing operations before income taxes	1%	(7)%	2%	(5)%
(Benefit) provision for income taxes	(3)%	2%	(1)%	1%
Income (loss) from continuing operations	4%	(9)%	3%	(6)%
Loss (income) from discontinued operations, net of tax	—%	—%	—%	10%
Net income (loss)	4%	(9)%	3%	4%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(2)%	—%	(1)%	—%
Net income attributable to Series A Redeemable Convertible Preferred Stock	—%	—%	—%	—%
Net income (loss) attributable to common stockholders	2%	(9)%	1%	4%
Revenue
We generate revenue primarily through (a) subscription fees to our suite of products and services, which enable families to manage their diverse and evolving care needs, and caregivers to describe their unique skills and experience and otherwise differentiate and market themselves in a highly fragmented marketplace; and (b) annual contracts with corporate employers, both to provide access to our suite of products and services as an employee benefit, and to allow businesses to recruit employees and advertise their business profiles. Substantially all of our revenue earned is recognized on a ratable basis over the period the service is provided, with the exception of revenue from individually purchased background checks, which is recognized when the services are delivered to the end customer.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	July 1, 2017	June 25, 2016	$ Change	% Change	July 1, 2017	June 25, 2016	$ Change	% Change
	(in thousands, except percentages)
Revenue	$41,972	$38,184	$3,788	10%	$85,338	$77,450	$7,888	10%
Comparison of the Three Months Ended July 1, 2017 and June 25, 2016
The change was primarily attributed to an increase of $1.7 million in our consumer matching solutions business, principally attributable to a higher number of paying families and caregivers. Additionally, there was a $0.9 million increase in our consumer payment solutions business, a $0.9 million increase in Care@Work, and a $0.5 million increase in background check offerings.
Comparison of the Six Months Ended July 1, 2017 and June 25, 2016
The change was primarily attributed to an increase of $3.0 million in our consumer matching solutions business, principally related to a higher number of paying families and caregivers. Additionally, there was an increase of $2.1 million in our consumer payment solutions business, an increase of $1.8 million in Care@Work, and an increase of $1.0 million related to background check offerings.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	July 1, 2017	June 25, 2016	$ Change	% Change	July 1, 2017	June 25, 2016	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$9,000	$7,619	$1,381	18%	$17,766	$14,861	$2,905	20%
Percentage of revenue	21%	20%			21%	19%

Comparison of the Three Months Ended July 1, 2017 and June 25, 2016
The change was primarily related to increased costs in member servicing and background checks of $0.8 million, credit card fees of $0.4 million, and compensation and related costs of $0.4 million. These were partially off-set by $0.3 million in hosting related costs.
Comparison of the Six Months Ended July 1, 2017 and June 25, 2016
The change was primarily related to increased costs in member servicing and background checks of $1.5 million, credit card fees of $0.9 million, compensation related costs of $0.6 million, and sales tax expense of $0.3 million. These were partially off-set by a decrease of $0.3 million in hosting related costs.
Selling and Marketing
Our selling and marketing expenses primarily consist of customer acquisition marketing, including television advertising, branding, other advertising and public relations costs, as well as third-party resources for consulting and allocated facilities and other supporting overhead costs. In addition, sales and marketing expenses include salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. We plan to continue to invest in sales and marketing to grow our current customer base, continue building brand awareness, and expand our global footprint. In the near term, we expect sales and marketing expenses to increase, to be our largest expense on an absolute dollar basis and to be consistent as a percentage of revenue.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	July 1, 2017	June 25, 2016	$ Change	% Change	July 1, 2017	June 25, 2016	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$17,853	$18,561	$(708)	(4)%	$37,050	$38,028	$(978)	(3)%
Percentage of revenue	43%	49%			43%	49%
Comparison of the Three Months Ended July 1, 2017 and June 25, 2016
The change principally related to a reduction in spending on acquisition marketing of $1.7 million, as we continue to focus on unpaid channels, and a decrease in occupancy expense of $0.1 million. These were partially off-set by increases in third-party resources for consulting expenses and compensation costs of $0.9 million and $0.2 million, respectively.
Comparison of the Six Months Ended July 1, 2017 and June 25, 2016
The change was primarily related to a reduction in spending on acquisition marketing of $3.4 million, as we continue to focus on unpaid channels. This was partially off-set by increases in third-party resources for consulting expense and compensation costs of $1.8 million and $0.7 million, respectively.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	July 1, 2017	June 25, 2016	$ Change	% Change	July 1, 2017	June 25, 2016	$ Change	% Change
	(in thousands, except percentages)
Research and development	$6,666	$5,036	$1,630	32%	$12,655	$9,911	$2,744	28%
Percentage of revenue	16%	13%			15%	13%
Comparison of the Three Months Ended July 1, 2017 and June 25, 2016
The change was primarily related to increases in third-party resources for consulting expense and compensation-related costs of $1.2 million and $0.5 million, respectively.
Comparison of the Six Months Ended July 1, 2017 and June 25, 2016
The change was primarily related to increases in third-party resources for consulting expense and compensation-related costs of $1.8 million and $1.0 million, respectively.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	July 1, 2017	June 25, 2016	$ Change	% Change	July 1, 2017	June 25, 2016	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$8,433	$7,933	$500	6%	$16,688	$15,752	$936	6%
Percentage of revenue	20%	21%			20%	20%
Comparison of the Three Months Ended July 1, 2017 and June 25, 2016
The change was primarily related to higher third-party resources for consulting expense, higher compensation related expenses, and higher occupancy expense of $0.2 million, $0.2 million, and $0.2 million, respectively.
Comparison of the Six Months Ended July 1, 2017 and June 25, 2016
The change was primarily related to higher compensation related expense of $0.6 million, and increases in third-party resources for consulting expense, recruiting expense, and IT operations expense of $0.4 million, $0.2 million, and $0.1 million, respectively. These were partially off-set by decreases in other professional fees and bad debt expense of $0.2 million and $0.2 million, respectively.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. We expect that depreciation and amortization expenses will decrease as our business is not capital intensive.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	July 1, 2017	June 25, 2016	$ Change	% Change	July 1, 2017	June 25, 2016	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$423	$947	$(524)	(55)%	$847	$1,919	$(1,072)	(56)%
Percentage of revenue	1%	2%			1%	2%
Comparison of the Three and Six Months Ended July 1, 2017 and June 25, 2016
The change was primarily attributed to certain intangible assets reaching the end of their useful lives during the prior year. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $1.0 million.
Restructuring Charges

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	July 1, 2017	June 25, 2016	$ Change	% Change	July 1, 2017	June 25, 2016	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$—	$714	$(714)	(100)%	$—	$714	$(714)	(100)%
Percentage of revenue	—%	2%			—%	1%
Comparison of Three and Six Months Ended July 1, 2017 and June 25, 2016
During the quarter ended June 25, 2016, we recorded a $0.5 million sublease loss liability and related expenses of $0.2 million for the expected loss on the sublease, in accordance with ASC 840-20 Leases, because the monthly payments we expect to receive under the sublease are less than the amounts that we will owe the lessor for the sublease space.
Other Income (Expense)
Other income (expense) consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	July 1, 2017	June 25, 2016	$ Change	% Change	July 1, 2017	June 25, 2016	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$1,008	$(129)	$1,137	(881)%	$1,309	$(143)	$1,452	(1,015)%
Percentage of revenue	2%	—%			2%	—%
Comparison of the Three Months and Six Months Ended July 1, 2017 and June 25, 2016
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the weakening of the US dollar against the Euro and British Pound Sterling during the three and six months ended July 1, 2017 compared to the three and six months ended June 25, 2016.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	July 1, 2017	June 25, 2016	$ Change	% Change	July 1, 2017	June 25, 2016	$ Change	% Change
	(in thousands, except percentages)
(Benefit) provision for income taxes	$(1,068)	$620	$(1,688)	(272)%	$(856)	$620	$(1,476)	(238)%
Percentage of revenue	(3)%	2%			(1)%	1%
Comparison of the Three and Six Months Ended July 1, 2017 and June 25, 2016
The change was primarily due to the excess tax benefits from the taxable compensation on share-based awards. This was partially offset by tax expense pertaining to amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
(Loss) Income from Discontinued Operations, Net of Taxes

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	July 1, 2017	June 25, 2016	$ Change	% Change	July 1, 2017	June 25, 2016	$ Change	% Change
	(in thousands, except percentages)
Loss (income) from discontinued operations, net of tax	$—	$(44)	$44	(100)%	$—	$7,834	$(7,834)	(100)%
Percentage of revenue	—%	—%			—%	10%
Comparison of the Three and Six Months Ended July 1, 2017 and June 25, 2016
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

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands)

	Six Months Ended
	July 1, 2017	June 25, 2016
Cash flow provided by (used in):
Operating activities - continuing operations	$11,140	$6,041
Operating activities - discontinued operations	—	2,481
Investing activities - continuing operations	(387)	(504)
Financing activities - continuing operations	2,037	925
Financing activities - discontinued operations	—	(14,510)
Effect of exchange rates on cash balances	(2,045)	(56)
Increase (decrease) in cash and cash equivalents	$10,745	$(5,623)
As of July 1, 2017, we had cash and cash equivalents and short-term investments of $86.8 million, which consisted of $71.8 million in cash and cash equivalents and $15.0 million in short-term investments. Cash and cash equivalents and short-term investments consist of cash, certificates of deposit, and money market funds. Cash held internationally as of July 1, 2017 was $5.9 million. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Six Months Ended July 1, 2017
Cash from operating activities by continuing operations provided $11.1 million during the six months ended July 1, 2017. This amount resulted from a net income from continuing operations of $2.5 million, adjusted for non-cash items of $6.1 million, and a net $2.5 million source of cash due to changes in working capital.
Non-cash expenses within net income consisted primarily of $3.6 million for stock-based compensation, $1.2 million of depreciation and amortization expense, and $1.2 million of foreign currency remeasurement gain.
Increases in operating liabilities and operating assets resulted in a net source of $2.5 million of cash within operating activities. The increase in working capital was primarily due to increases in deferred revenue, accrued expenses and other current liabilities, and accounts payable of $3.5 million, $1.3 million, and $0.9 million, respectively. These were partially off-set by increases in accounts receivable, prepaid expense and other current assets, and unbilled receivables of $1.4 million, $1.4 million, and $0.2 million, respectively.
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
Investing Activities
Six Months Ended July 1, 2017
Cash used in investing activities totaled $0.4 million, which was related to the purchases of property and equipment. We are not currently a party to any material purchase contracts related to future purchases of property and equipment. During the three months ended September 24, 2016, we purchased $15.0 million of short term investments. These matured in the first half of 2017, and the $15.0 million was reinvested.
Six Months Ended June 25, 2016
Cash used in investing activities totaled $0.5 million, primarily related to the purchase of Kinsights Inc., the developer and operator of an online community platform and service. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Financing Activities
Six Months Ended July 1, 2017
Cash provided by financing activities for continued operations totaled $2.0 million, which was attributed to the exercise of common stock options.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the six months ended July 1, 2017 and June 25, 2016.
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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at July 1, 2017 would not have a material impact on our revenue, operating results or cash flows in the coming year.

At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of July 1, 2017 or June 25, 2016. Under our current investment policy, we invest our excess cash in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARE.COM, INC.

Dated: August 10, 2017	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 10, 2017	By: /s/ MICHAEL ECHENBERG
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