Form 10-Q
period 2017-09-30
Care.com Inc
filed 2017-11-02
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of October 27, 2017, there were 30,083,455 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$81,434	$61,094
Short-term investments	15,000	15,000
Accounts receivable (net of allowance of $130 and $163, respectively) (1)	4,120	2,789
Unbilled accounts receivable (2)	5,462	5,541
Prepaid expenses and other current assets	7,028	3,787
Total current assets	113,044	88,211
Property and equipment, net	4,001	4,947
Intangible assets, net	1,136	1,708
Goodwill	60,013	57,910
Other non-current assets	2,062	2,448
Total assets	$180,256	$155,224

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$2,340	$2,483
Accrued expenses and other current liabilities (4)	20,592	12,798
Deferred revenue (5)	19,589	15,971
Total current liabilities	42,521	31,252
Deferred tax liability	4,467	4,276
Other non-current liabilities	5,993	5,087
Total liabilities	52,981	40,615
Contingencies (see Note 5)	—	—
Series A Redeemable Convertible Preferred Stock - 46 shares designated; 46 shares issued and outstanding at September 30, 2017 and December 31, 2016; at aggregate liquidation and redemption value at September 30, 2017 and December 31, 2016, respectively	49,601	47,660
Stockholders' equity
Preferred Stock: $0.001 par value - authorized 5,000 shares at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 29,999 and 28,984 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	30	29
Additional paid-in capital	262,272	255,031
Accumulated deficit	(185,049)	(187,808)
Accumulated other comprehensive income (loss)	421	(303)
Total stockholders' equity	77,674	66,949
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$180,256	$155,224
(1) Includes accounts receivable due from related party of $221 and $150 at September 30, 2017 and December 31, 2016, respectively (Note 13)

See accompanying notes to the condensed consolidated financial statements

(2) Includes unbilled accounts receivable due from related party of $89 and $286 at September 30, 2017 and December 31, 2016, respectively (Note 13)
(3) Includes accounts payable due to related party of $0 and $107 at September 30, 2017 and December 31, 2016, respectively (Note 13)
(4) Includes accrued expenses and other current liabilities due to related party of $1,571 and $1,055 at September 30, 2017 and December 31, 2016, respectively (Note 13)
(5) Includes deferred revenue associated with related party of $35 and $151 at September 30, 2017 and December 31, 2016, respectively (Note 13)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016

Revenue (1)	$44,536	$40,791	$129,874	$118,241
Cost of revenue	9,345	8,396	27,111	23,257
Operating expenses:
Selling and marketing (2)	17,749	20,075	54,799	58,103
Research and development	6,202	5,115	18,857	15,026
General and administrative	8,840	7,445	25,528	23,197
Depreciation and amortization	419	582	1,266	2,501
Restructuring charges	2,978	—	2,978	714
Total operating expenses	36,188	33,217	103,428	99,541
Operating loss	(997)	(822)	(665)	(4,557)
Other income (expense), net	612	(67)	1,921	(210)
(Loss) income from continuing operations before income taxes	(385)	(889)	1,256	(4,767)
(Benefit from) provision for income taxes	(647)	332	(1,503)	952
Income (loss) from continuing operations	262	(1,221)	2,759	(5,719)
(Loss) income from discontinued operations, net of tax (see note 3)	—	(49)	—	7,785
Net income (loss)	262	(1,270)	2,759	2,066
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(680)	(616)	(1,942)	(616)
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—	(2,124)	—	(2,124)
Net income attributable to Series A Redeemable Convertible Preferred Stock	—	—	(113)	—
Net (loss) income attributable to common stockholders	$(418)	$(4,010)	$704	$(674)

Net (loss) income per share attributable to common stockholders (Basic):
(Loss) income from continuing operations attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.27)
Income from discontinued operations attributable to common stockholders	—	—	—	0.25
Net (loss) income per share attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.02)

Net (loss) income per share attributable to common stockholders (Diluted):
(Loss) income from continuing operations attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.27)
Income from discontinued operations attributable to common stockholders	—	—	—	0.25

See accompanying notes to the condensed consolidated financial statements

Net (loss) income per share attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.02)

Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	29,825	28,769	29,510	31,045
Diluted	32,521	28,769	32,085	31,045

(1) Includes related party revenue of $457 and $408 for the three months ended September 30, 2017 and September 24, 2016, respectively. Includes related party revenue of $1,281 and $965 for the nine months ended September 30, 2017 and September 24, 2016, respectively. (Note 13)
(2) Includes related party expenses of $3,655 and $4,580 for the three months ended September 30, 2017 and September 24, 2016, respectively. Includes related party expenses of $11,475 and $11,608 for the nine months ended September 30, 2017 and September 24, 2016, respectively. (Note 13)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016

Net income (loss)	$262	$(1,270)	$2,759	$2,066

Other comprehensive income (loss):
Foreign currency translation adjustments	203	277	724	650
Comprehensive income (loss)	$465	$(993)	$3,483	$2,716

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2017	September 24, 2016
Cash flows from operating activities
Net income	$2,759	$2,066
Income from discontinued operations, net of tax	—	7,785
Income (loss) from continuing operations	2,759	(5,719)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation	6,586	4,765
Depreciation and amortization	1,701	3,070
Deferred taxes	(1,593)	837
Foreign currency remeasurement gain	1,671	351
Other non-cash operating (income) expense	489	(120)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,290)	(486)
Unbilled accounts receivable	83	(635)
Prepaid expenses and other current assets	(1,362)	(1,015)
Other non-current assets	444	—
Accounts payable	(181)	(208)
Accrued expenses and other current liabilities	7,313	2,161
Deferred revenue	3,492	3,516
Other non-current liabilities	1,166	1,040
Net cash provided by operating activities by continuing operations	21,278	7,557
Net cash provided by operating activities by discontinued operations	—	2,441
Net cash provided by operating activities	21,278	9,998

Cash flows from investing activities
Purchases of property and equipment	(566)	(152)
Payments for acquisitions, net of cash acquired	—	(420)
Purchase of short-term investment	(15,000)	(15,000)
Sale of short-term investment	15,000	—
Payments for security deposits	(33)	—
Net cash used in investing activities	(599)	(15,572)

Cash flows from financing activities
Proceeds from issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs of $2,124	—	44,226
Proceeds from exercise of common stock options	2,600	1,113
Payment for repurchase of common stock	—	(30,525)
Net cash provided by financing activities by continuing operations	2,600	14,814
Net cash used in financing activities by discontinued operations	—	(14,510)
Net cash provided by financing activities	2,600	304

See accompanying notes to the condensed consolidated financial statements

Effect of exchange rate changes on cash and cash equivalents	(2,939)	(137)
Net increase (decrease) in cash and cash equivalents	20,340	(5,407)
Cash and cash equivalents, beginning of the period	61,094	61,240
Cash and cash equivalents, end of the period	$81,434	$55,833

Supplemental disclosure of cash flow activities
Cash paid for taxes	$101	$177

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$62	$11
Series A Redeemable Convertible Preferred Stock dividend accretion	$1,942	$616
Fair value of common shares received from legal settlement (Note 3)	$—	$2,593

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
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
There have been no material changes in our significant accounting policies for the three and nine months ended September 30, 2017 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, with the exception of the adoption of the Financial Accounting Standards Board’s Accounting Standard Update 2016-09 in the first quarter of fiscal 2017. Refer below to “Recently Issued and Adopted Accounting Pronouncements” for further information.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

Subsequent events have been evaluated as required. There were no material recognized subsequent events recorded in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation- Stock Compensation (Topic 718).” The guidance changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes providing for withholding at the employee's maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted this standard in the first quarter of fiscal 2017 using a modified retrospective approach. We elected to account for forfeitures when they occur, rather than to estimate forfeitures when determining the amount of stock-based compensation costs to be recognized in each period. Refer to Note 9 for our accounting policy elections related to income taxes. The adoption of this standard has results in approximate $2.2 million of discrete tax benefits from stock-based compensation activity, which has been incorporated into our financial position, results of operations, and statement of cash flows.
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

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

We currently anticipate adopting ASU 2014-09 effective December 31, 2017 utilizing the modified retrospective method of adoption. Accordingly, upon adoption, we currently anticipate recognizing the cumulative effect, if any, of adopting this guidance as an adjustment to the opening balance of the accumulated deficit within the consolidated balance sheet for the period of adoption, and prior periods will not be retrospectively adjusted. While we have completed a preliminary assessment of the key provisions of ASU 2014-09, the evaluation of the full impact of the standard on the consolidated financial statements and related disclosures is ongoing, and we are therefore not yet able to reasonably estimate the financial statement impact of ASU 2014-09 upon adoption. We are continuing to assess all potential impacts of the standard, including the impact to the capitalization of costs for commissions. Additionally, we continue to actively monitor outstanding issues currently being addressed by the FASB’s Transition Resource Group as conclusions reached by this group may impact the Company’s application of ASU 2014-09.
2. Fair Value Measurements
The following table presents information about our assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	September 30, 2017				December 31, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$17,755	$—	$—	$17,755	$17,637	$—	$—	$17,637
Certificates of deposit	17,282	—	—	17,282	17,377	—	—	17,377
Total assets	$35,037	$—	$—	$35,037	$35,014	$—	$—	$35,014

Liabilities:
Restructuring liability	$—	$—	$3,527	$3,527	$—	$—	$—	$—
Total liabilities	$—	$—	$3,527	$3,527	$—	$—	$—	$—
The following table sets forth a summary of changes in fair value of our restructuring liability, which represents the recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

September 30, 2017
Restructuring Liability
Beginning balance - December 31, 2016	$—
Restructuring charge	3,620
Rent payments	(93)
Ending balance - September 30, 2017	$3,527
During the quarter ended September 30, 2017, we ceased use of 25,812 square feet of the Company’s headquarters facility located in Waltham, Massachusetts. We recorded a restructuring accrual of $3.5 million as of the period ended September 30, 2017. In order to estimate the lease obligation charges included in the restructuring accrual, we made certain assumptions, including the time period it will take to obtain a subtenant, construction costs and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. Refer to Note 11 for further discussion on the restructuring accrual in the third quarter of fiscal 2017.
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. In the three and nine months ended September 30, 2017 and September 24, 2016, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
3. Discontinued Operations
During the third quarter of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down, as it was no longer a strategic priority. In the fourth quarter of fiscal 2015, we made the decision to shut down the business and completed our plans for exiting the business in the fourth quarter of 2016. As such, financial results of Citrus Lane have been presented within income (loss) from discontinued operations, net of tax, on the consolidated statements of operations for the three and nine months ended September 30, 2017 and September 24, 2016. As of September 30, 2017 and December 31, 2016 there were no recorded assets or liabilities of the Citrus Lane business.
In February 2016, we entered into a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement related to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million in contingent consideration payments that were valued at $16.0 million as of December 26, 2015 ($16.4 million was the undiscounted value at the time of the acquisition) that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In exchange, the former shareholders forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the February 2016 settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the February 2016 settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. We retired these shares of common stock as of the third quarter of fiscal 2016. As a result of this settlement, and based on our assessment that there was not a clear and direct link to the original consideration transferred at the acquisition date, we have recognized a gain within income from discontinued operations on the consolidated statements of operations for the nine months ended March 26, 2016 of $8.0 million.
The following table presents financial results of the Citrus Lane business included in income from discontinued operations, net of tax, for the three and nine months ended September 24, 2016 (in thousands). There were no financial results of the Citrus Lane business included in income from discontinued operations, net of tax, for the three and nine months ended September 30, 2017.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

	Three Months Ended	Nine Months Ended
	September 24, 2016	September 24, 2016

Revenue	$—	$101
Cost of revenue	4	101
Operating expenses:
Selling and marketing	—	54
Research and development	—	11
General and administrative	45	(7,858)
Depreciation and amortization	—	8
Operating (loss) income	(49)	7,785
Other expense, net	—	—
(Loss) income from discontinued operations before income taxes	(49)	7,785
Provision for income tax	—	—
Net (loss) income from discontinued operations	$(49)	$7,785
4. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 31, 2016	$57,910
Effect of currency translation	2,103
Balance as of September 30, 2017	$60,013
The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

September 30, 2017
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,461	(4,309)	152	1.8
Proprietary software	5,303	(5,118)	185	1.2
Leasehold interests	170	(131)	39	1.6
Customer relationships	8,834	(8,316)	518	5.4
Total	$19,010	$(17,874)	$1,136

December 31, 2016
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,394	(4,200)	194	2.5
Proprietary software	5,102	(4,485)	617	1.3
Non-compete agreements	127	(120)	7	0.6
Leasehold interests	170	(111)	59	2.3
Customer relationships	8,754	(8,165)	589	6.1
Total	$18,789	$(17,081)	$1,708

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

Amortization expense was $0.6 million and $1.9 million for the nine months ended September 30, 2017 and September 24, 2016, respectively. Of these amounts, $0.2 million and $1.3 million was classified as a component of depreciation and amortization, and $0.4 million and $0.6 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the nine months ended September 30, 2017 and September 24, 2016, respectively.
As of September 30, 2017, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2017 remaining	97
2018	348
2019	148
2020	96
2021	96
Thereafter	109
Total	$894
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
In the first quarter of fiscal 2017, we received a demand for payments totaling approximately $1.5 million relating to a government inquiry which commenced in 2016.  The Company determined that it is probable that it will incur a loss in connection with this matter and accrued an amount as of December 31, 2016 based on its reasonable estimate of this loss. The Company accrued an additional amount as of the quarter ended April 1, 2017, based on its updated estimate of this loss. The total amount accrued was not material to our financial statements for the periods ended September 30, 2017 and December 31, 2016.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

6. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016

Cost of revenue	$117	$79	$314	$233
Selling and marketing	287	232	828	646
Research and development	487	284	1,138	793
General and administrative	2,144	1,156	4,306	3,093
Loss (income) from discontinued operations	—	—	—	8
Total stock-based compensation	$3,035	$1,751	$6,586	$4,773
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the nine months ended September 30, 2017, we granted 0.5 million time-based restricted stock units (RSUs) to certain employees, advisors and directors, 0.4 million performance-based RSUs (“PSUs”) to certain members of management, and 0.2 million market-based RSUs (“MSUs”) to senior management.
In the first quarter of fiscal 2017, we issued 0.4 million PSUs. The number of PSUs that become eligible to vest for each recipient will be determined in the first quarter of 2018 based upon the Company’s level of achievement of certain financial targets for fiscal 2017. To the extent any PSUs become eligible to vest, they generally will vest over a three-year period retroactive to March 2017 as continued services are performed. Management is recognizing expense using the graded-vesting method based on its estimate of the number of PSUs that will vest. If there is a change in the estimate of the number of PSUs that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
In the second quarter of fiscal 2017, we issued 0.2 million MSUs to senior management. The MSUs awarded will vest at any point during a five-year performance period, from 2017 through 2022, based on achievement of specified 120-day volume-weighted average closing share price targets, which is a market condition, or a change-in-control event, and if vested, will be issued in the form of common stock. The MSUs were valued at $11.18 - $12.20 per share using the Monte Carlo simulation model for the specified price targets. The stock-based compensation expense associated with the MSUs will be recognized over a weighted average derived service period of 1.14 - 1.54 years. If the market condition or the performance condition is not achieved during the five-year performance period, then the shares will be forfeited.
RSUs are not included in issued and outstanding common stock until the shares are vested and released. With the exception of MSUs, the fair value of an RSU and PSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share.  The weighted-average grant-date fair value per vested RSU and PSU share and the total fair value of vested shares from RSU and PSU grants was $7.59 and $3.2 million, respectively, for the nine months ended September 30, 2017.
During the nine months ended September 30, 2017, we granted 1.0 million stock options to certain employees and directors with a weighted average exercise price per share of $12.82. During the nine months ended September 24, 2016, we granted 1.4 million stock options to certain employees and directors with a weighted average exercise price per share of $6.68.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

Nine Months Ended
	September 30, 2017	September 24, 2016
Risk-free interest rate	1.86% - 2.18%	1.19 - 1.63%
Expected term (years)	6.25	6.25
Volatility	32.0% - 33.4%	33.8% - 38.2%
Expected dividend yield	—	—
A summary of stock option, RSU, PSU, and MSU activity for the nine months ended September 30, 2017 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 31, 2016	4,312	6.45	$6.64	$13,042	1,780	$7.08
Granted(1)	974		$12.82		1,085	$11.59
Settled (RSUs and PSUs)	—		—		(421)	$7.59
Exercised	(583)		$4.47		—	—
Canceled and forfeited	(215)		$12.72		(541)	$7.08
Outstanding as of September 30, 2017	4,488	6.69	$7.97	$36,960	1,903	$9.54
Vested and exercisable as of September 30, 2017	2,769	5.29	$6.64	$26,869	N/A	N/A
____________________________
(1) For RSUs, includes time-based, performance-based, and market-based restricted stock units
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of September 29, 2017, the final trading day of the nine months ended September 30, 2017, was $15.89. The total intrinsic value of options exercised and RSUs and PSUs vested was approximately $10.4 million for the nine months ended September 30, 2017. The aggregate fair value of the options that vested during the nine months ended September 30, 2017 was $1.7 million.
As of September 30, 2017, total unrecognized compensation cost related to non-vested stock options and RSUs was approximately $6.4 million and $14.9 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 2.3 years, respectively, to the extent they are probable of vesting. As of September 30, 2017, we had 2.5 million shares available for grant under the 2014 Plan.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

Common Stock
As of September 30, 2017, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

September 30, 2017
Options issued and outstanding	4,488
Restricted stock units issued and outstanding	1,903
Common stock available for stock-based award grants under incentive award plans	2,490
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	4,724
Total	13,605
7. Net (Loss) Income per Share Attributable to Common Stockholders
Basic net (loss) income per share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2017 and September 24, 2016, we applied the two-class method to calculate basic and diluted net income per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. We compute diluted net (loss) income per common share using income from continuing operations as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Preferred Stock, including accrued dividends, outstanding during the period, except where the effect of such securities would be antidilutive.
The calculations of basic and diluted net (loss) income per share and basic and dilutive weighted-average shares outstanding for the three and nine months ended September 30, 2017 and September 24, 2016 were as follows (in thousands, except per share data):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Numerator:
Net (loss) income attributable to common stockholders - basic	$(418)	$(4,010)	$704	$(674)
Net (loss) income attributable to common stockholders - diluted	$(418)	$—	$712	$—

Denominator:
Weighted-average shares outstanding - basic	29,825	28,769	29,510	31,045

Dilutive impact from:
Options outstanding	1,962	—	1,869	—
Restricted stock units	734	—	706	—
Weighted-average shares outstanding - dilutive	32,521	28,769	32,085	31,045

Net (loss) income per share attributable to common stockholders (Basic):
(Loss) income from continuing operations attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.27)
Income from discontinued operations attributable to common stockholders	—	—	—	0.25
Net (loss) income per share attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.02)

Net (loss) income per share attributable to common stockholders (Diluted):
(Loss) income from continuing operations attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.27)
Income from discontinued operations attributable to common stockholders	—	—	—	0.25
Net (loss) income per share attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.02)
The following equity shares were excluded from the calculation of diluted net income per share from continuing operations and discontinued operations because their effect would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Stock options	1,385	4,444	1,334	4,444
Restricted stock units	184	1,940	108	1,940
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	4,724	4,473	4,724	4,473
The Series A Preferred Stock is considered antidilutive due to the fact that the two-class method was more dilutive when calculating dilutive net income per share attributable to common stockholders.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

8. Preferred Stock
Preferred Stock consists of the following at September 30, 2017 and December 31, 2016 (in thousands, except shares):

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference (as of June 29, 2023)	Carrying Value	Common Stock Issuable Upon Conversion (as of June 29, 2023)
September 30, 2017
Series A	46,350	June 29, 2016	46,350	$67,424	$49,601	6,421,369
December 31, 2016
Series A	46,350	June 29, 2016	46,350	$67,424	$47,660	6,421,369
Please refer to Form 10-K filed on March 9, 2017 for further detail on the Series A Redeemable Convertible Preferred Stock.
9. Income Taxes
We recorded income tax (benefit) expense of $(0.6) million and $0.3 million for the three months ended September 30, 2017 and September 24, 2016, respectively, and $(1.5) million and $1.0 million for the nine months ended September 30, 2017 and September 24, 2016. The tax expense recorded for the three months ended September 30, 2017 primarily related to the tax expense pertaining to amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards. These expenses were offset by excess tax benefits recorded from the taxable compensation on share-based awards. The tax benefit recorded for the nine months ended September 30, 2017 primarily related to the excess tax benefits from the taxable compensation on share-based awards, partially offset by tax expense pertaining to amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
United States	$40,344	$37,293	$118,522	$107,993
International	4,192	3,498	11,352	10,248
Total revenue	$44,536	$40,791	$129,874	$118,241

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(As a percentage of revenue)
United States	91%	91%	91%	91%
International	9%	9%	9%	9%
Total revenue	100%	100%	100%	100%
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
Additionally, during the quarter ended September 30, 2017, we ceased use of an additional 25,812 square feet of the same facility. We recorded a lease obligation charge of $3.0 million in the third quarter of 2017. The lease obligation charge comprised of restructuring expense, including sublease income and construction costs, of $3.6 million. Additionally, we wrote-off $0.5 million of lease-hold improvements related to the space. This was partially offset by the write-off of $1.1 million of deferred rent and tenant improvement allowances associated with the portion of the facility that was exited. In order to estimate the lease obligation charges included in the restructuring expense, we made certain assumptions, including the time period it will take to obtain a subtenant, construction costs, and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The restructuring charge was recorded as restructuring expense in the consolidated statements of operations for the three and nine months ended September 30, 2017. The recorded restructuring accrual associated with this event is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs.
The following table presents the change in restructuring liability from December 31, 2016 to September 30, 2017 (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

September 30, 2017
Restructuring Liability
Balance as of December 31, 2016	$356
Restructuring charges	3,620
Accretion of sublease liability	(158)
Balance as of September 30, 2017	$3,818
12. Other Income (Expense)
Other income (expense) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Interest income	$107	$80	$266	$151
Interest expense	(3)	(1)	(5)	(3)
Gain (loss) on foreign exchange	508	(147)	1,660	(358)
Other income (expense), net	—	1	—	—
Total income (expense)	$612	$(67)	$1,921	$(210)
13. Related Party Transactions

We had the following transactions with related parties during the three and nine months ended months ended September 30, 2017:
CapitalG LP
On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 8. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all related affiliates of Alphabet Inc. are considered to be related parties. During the three and nine months ended September 30, 2017, we had recorded $0.5 million and $1.3 million of revenue from Care@Work arrangements with Alphabet Inc. and its affiliates, respectively. During the three and nine months ended September 24, 2016, we had recorded $0.4 million and $1.0 million of revenue from Care@Work arrangements with Alphabet Inc. and its affiliates, respectively. During the three and nine months ended September 30, 2017, we incurred $3.7 million and $10.3 million of selling and marketing expenses for internet based marketing services with Alphabet Inc. and its affiliates, respectively. During the three and nine months ended September 24, 2016, we incurred $4.7 million and $11.6 million of selling and marketing expenses with Alphabet Inc. and its affiliates, respectively. As of September 30, 2017, we had $0.2 million and $0.1 million of accounts receivable and unbilled accounts receivable, respectively, recorded with Alphabet Inc. and its affiliates. As of December 31, 2016, we had $0.1 million and $0.3 million of accounts receivable and unbilled accounts receivable, respectively, recorded with Alphabet Inc. and its affiliates. As of September 30, 2017, we had $1.6 million of accrued expenses and other current liabilities recorded with Alphabet Inc. and its affiliates. As of December 31, 2016, we had $0.2 million, $0.1 million, and $1.1 million of deferred revenue, accounts payable, and accrued expenses and other current liabilities, respectively, recorded with Alphabet Inc. and its affiliates.
West of Everything, the successor of West Studios, LLC
In fiscal 2016, we entered into a professional services agreement with West of Everything, the successor of West Studios, LLC (“West”). We consider West to be a related party because one of our board members is acting as a Managing Director of the entity. Under the terms of the agreement, we incurred an aggregate of $1.4 million in service fees between the fourth quarter of fiscal 2016 and the second quarter of fiscal 2017, prior to terminating the agreement in the second quarter of fiscal 2017. During the six months ended July 1, 2017, we incurred $1.2 million of selling and marketing expenses related to our West relationship.
Repurchase of Common Stock from Matrix Partners VII, L.P. and Weston & Co. VII LLC
On June 27, 2016, we entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) to repurchase an aggregate of 3.7 million shares of common stock at a price of $8.25 per share (the “Stock Repurchase”) from Matrix Partners

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

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
Overview
We are the world’s largest online marketplace for finding and managing family care. We have more than 26.4 million members, including 15.0 million families and 11.4 million caregivers, spanning over 20 countries. We help families address their particular lifecycle of care needs, which may include child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced steady growth in revenue and members. Our members increased to 26.4 million as of September 30, 2017 from 22.0 million as of September 24, 2016, representing a 20% annual growth rate. Our revenue has increased to $129.9 million for the nine months ended September 30, 2017 from $118.2 million for the nine months ended September 24, 2016. We experienced net income from continuing operations of $2.8 million and net losses from continuing operations of $5.7 million in the nine months ended September 30, 2017 and September 24, 2016, respectively. We completed the closure of the Citrus Lane business in the fourth quarter of fiscal 2016, and we had no income or losses from discontinued operations for the nine months ended September 30, 2017. In comparison, we had net income from discontinued operations of $7.8 million in the nine months ended September 24, 2016 due to a settlement agreement completed in the first quarter of fiscal 2016. Refer to Note 3.

Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per member - U.S. Consumer Business):

	As of
	September 30, 2017	September 24, 2016
Total members	26,393	21,968
Total families	14,967	12,383
Total caregivers	11,427	9,585
Paying families - U.S. Consumer Business	320	291
Monthly average revenue per paying family - U.S. Consumer Business	$38	$39
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested enough in them to have registered. Our total members increased 20% as of September 30, 2017, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying families and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total families also includes subscribers of our Care.com HomePay service. Our total families increased 21% as of September 30, 2017, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 19% as of September 30, 2017, compared to the corresponding period in the prior fiscal year.
Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 10% as of September 30, 2017, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Paying Family - U.S. Consumer Business. We define monthly average revenue per paying family, or ARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe ARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families - while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business ARPPF as of September 30, 2017 decreased by 2.6% compared to the same period in the prior fiscal year.
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
Because of these limitations, you should consider adjusted EBITDA alongside our GAAP financial results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Income (loss) from continuing operations	$262	$(1,221)	$2,759	$(5,719)

Federal, state and franchise taxes	(589)	395	(1,299)	1,211
Other (income) expense, net	(612)	67	(1,921)	210
Depreciation and amortization	502	756	1,701	3,070
EBITDA	(437)	(3)	1,240	(1,228)

Stock-based compensation	3,035	1,751	6,586	4,765
Merger and acquisition related costs	141	26	236	100
Restructuring related costs	2,978	—	2,978	714
Litigation related costs	—	—	75	—
Software implementation costs	229	—	457	—
Severance related costs	200	—	321	—
Adjusted EBITDA	$6,146	$1,774	$11,893	$4,351
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
• Income taxes; and
• Stock-based compensation.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 9, 2017 with the exception of the adoption of ASU 2016-09. With the adoption of ASU 2016-09, we now recognize the income tax effects of awards in the statement of operations when the awards vest or are settled. Please refer to Note 1 for further detail.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016

Revenue	$44,536	$40,791	$129,874	$118,241
Cost of revenue	9,345	8,396	27,111	23,257
Operating expenses:
Selling and marketing	17,749	20,075	54,799	58,103
Research and development	6,202	5,115	18,857	15,026
General and administrative	8,840	7,445	25,528	23,197
Depreciation and amortization	419	582	1,266	2,501
Restructuring charges	2,978	—	2,978	714
Total operating expenses	36,188	33,217	103,428	99,541
Operating loss	(997)	(822)	(665)	(4,557)
Other income (expense), net	612	(67)	1,921	(210)
(Loss) income from continuing operations before income taxes	(385)	(889)	1,256	(4,767)
(Benefit from) provision for income taxes	(647)	332	(1,503)	952
Income (loss) from continuing operations	262	(1,221)	2,759	(5,719)
Loss (income) from discontinued operations, net of tax	—	(49)	—	7,785
Net income (loss)	262	(1,270)	2,759	2,066
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(680)	(616)	(1,942)	(616)
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—	(2,124)	—	(2,124)
Net income attributable to Series A Redeemable Convertible Preferred Stock	—	—	(113)	—
Net (loss) income attributable to common stockholders	$(418)	$(4,010)	$704	$(674)

Net (loss) income per share attributable to common stockholders (Basic):
(Loss) income from continuing operations attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.27)
Income from discontinued operations attributable to common stockholders	—	—	—	0.25
Net (loss) income per share attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.02)

Net (loss) income per share attributable to common stockholders (Diluted):
(Loss) income from continuing operations attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.27)
Income from discontinued operations attributable to common stockholders	—	—	—	0.25
Net (loss) income per share attributable to common stockholders	$(0.01)	$(0.14)	$0.02	$(0.02)

Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	29,825	28,769	29,510	31,045
Diluted	32,521	28,769	32,085	31,045
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016

Cost of revenue	$117	$79	$314	$233
Selling and marketing	287	232	828	646
Research and development	487	284	1,138	793
General and administrative	2,144	1,156	4,306	3,093
Loss (income) from discontinued operations	—	—	—	8
Total stock-based compensation	$3,035	$1,751	$6,586	$4,773

The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenue	100%	100%	100%	100%
Cost of revenue	21%	21%	21%	20%
Operating expenses:
Selling and marketing	40%	49%	42%	49%
Research and development	14%	13%	15%	13%
General and administrative	20%	18%	20%	20%
Depreciation and amortization	1%	1%	1%	2%
Restructuring charges	7%	—%	2%	1%
Total operating expenses	81%	81%	80%	84%
Operating loss	(2)%	(2)%	(1)%	(4)%
Other income (expense), net	1%	—%	1%	—%
(Loss) income from continuing operations before income taxes	(1)%	(2)%	1%	(4)%
(Benefit from) provision for income taxes	(1)%	1%	(1)%	1%
Income (loss) from continuing operations	1%	(3)%	2%	(5)%
Loss (income) from discontinued operations, net of tax	—%	—%	—%	7%
Net income (loss)	1%	(3)%	2%	2%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(2)%	(2)%	(1)%	(1)%
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—%	(5)%	—%	(5)%
Net income attributable to Series A Redeemable Convertible Preferred Stock	—%	—%	—%	—%
Net (loss) income attributable to common stockholders	(1)%	(10)%	1%	(1)%
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2017	September 24, 2016	$ Change	% Change	September 30, 2017	September 24, 2016	$ Change	% Change
	(in thousands, except percentages)
Revenue	$44,536	$40,791	$3,745	9%	$129,874	$118,241	$11,633	10%
Comparison of the Three Months Ended September 30, 2017 and September 24, 2016
The change was primarily attributed to an increase of $1.7 million in our consumer matching solutions business, principally attributable to a higher number of paying families and caregivers. Additionally, there was a $0.8 million increase in our consumer payment solutions business, a $0.7 million increase in Care@Work, and a $0.6 million increase in background check offerings.
Comparison of the Nine Months Ended September 30, 2017 and September 24, 2016
The change was primarily attributed to an increase of $4.6 million in our consumer matching solutions business, principally related to a higher number of paying families and caregivers. Additionally, there was an increase of $2.9 million in our consumer payment solutions business, an increase of $2.5 million in Care@Work, and an increase of $1.6 million related to background check offerings.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2017	September 24, 2016	$ Change	% Change	September 30, 2017	September 24, 2016	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$9,345	$8,396	$949	11%	$27,111	$23,257	$3,854	17%
Percentage of revenue	21%	21%			21%	20%

Comparison of the Three Months Ended September 30, 2017 and September 24, 2016
The change was primarily related to increased costs in member servicing and background checks of $0.4 million, credit card fees of $0.3 million, compensation-related costs of $0.2 million, and IT hosting related costs of $0.1 million. These were partially offset by a decrease of $0.1 million related to the amortization costs for intangible assets whose useful life has ended.

Comparison of the Nine Months Ended September 30, 2017 and September 24, 2016
The change was primarily related to increased costs in member servicing and background checks of $1.9 million, credit card fees of $1.2 million, and compensation-related costs of $0.8 million. These were partially offset by a decrease of $0.2 million in IT hosting related costs.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2017	September 24, 2016	$ Change	% Change	September 30, 2017	September 24, 2016	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$17,749	$20,075	$(2,326)	(12)%	$54,799	$58,103	$(3,304)	(6)%
Percentage of revenue	40%	49%			42%	49%
Comparison of the Three Months Ended September 30, 2017 and September 24, 2016
The change principally related to a reduction in spending on acquisition marketing of $2.8 million, as we continue to focus on unpaid channels. This was partially offset by increases in compensation-related costs of $0.4 million.
Comparison of the Nine Months Ended September 30, 2017 and September 24, 2016
The change was primarily related to a reduction in spending on acquisition marketing of $6.1 million, as we continue to focus on unpaid channels, and a decrease in occupancy expense of $0.2 million. This was partially offset by increases in marketing programs expense and compensation-related costs of $1.9 million and $1.1 million, respectively.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2017	September 24, 2016	$ Change	% Change	September 30, 2017	September 24, 2016	$ Change	% Change
	(in thousands, except percentages)
Research and development	$6,202	$5,115	$1,087	21%	$18,857	$15,026	$3,831	25%
Percentage of revenue	14%	13%			15%	13%
Comparison of the Three Months Ended September 30, 2017 and September 24, 2016
The change was primarily related to increases in third-party resources for consulting expense and compensation-related costs of $0.7 million and $0.3 million, respectively.
Comparison of the Nine Months Ended September 30, 2017 and September 24, 2016
The change was primarily related to increases in third-party resources for consulting expense and compensation-related costs of $2.5 million and $1.4 million, respectively.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2017	September 24, 2016	$ Change	% Change	September 30, 2017	September 24, 2016	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$8,840	$7,445	$1,395	19%	$25,528	$23,197	$2,331	10%
Percentage of revenue	20%	18%			20%	20%
Comparison of the Three Months Ended September 30, 2017 and September 24, 2016
The change was primarily related to higher compensation-related costs and third-party resources for consulting expense of $1.4 million and $0.4 million, respectively. These were partially offset by decreases in recruiting costs and other professional fees of $0.2 million and $0.1 million, respectively.
Comparison of the Nine Months Ended September 30, 2017 and September 24, 2016
The change was primarily related to higher compensation related expense of $2.0 million, and to a lesser extent increases in third-party resources for consulting expense, occupancy expense, and IT operations expense of $0.8 million, $0.1 million, and $0.1 million, respectively. These were partially offset by decreases in other professional fees and bad debt expense of $0.4 million and $0.3 million, respectively.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. We expect that depreciation and amortization expenses will decrease as our business is not capital intensive.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2017	September 24, 2016	$ Change	% Change	September 30, 2017	September 24, 2016	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$419	$582	$(163)	(28)%	$1,266	$2,501	$(1,235)	(49)%
Percentage of revenue	1%	1%			1%	2%

Comparison of the Three and Nine Months Ended September 30, 2017 and September 24, 2016
The change was primarily attributed to certain intangible assets reaching the end of their useful lives during the prior year. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $0.8 million.
Restructuring Charges

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2017	September 24, 2016	$ Change	% Change	September 30, 2017	September 24, 2016	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$2,978	$—	$2,978	(100)%	$2,978	$714	$2,264	317%
Percentage of revenue	7%	—%			2%	1%
Comparison of Three and Nine Months Ended September 30, 2017 and September 24, 2016
During the quarter ended June 25, 2016, we recorded a $0.5 million sublease loss liability and related expenses of $0.2 million for the expected loss on the sublease, in accordance with ASC 840-20 Leases, because the monthly payments we expect to receive under the sublease are less than the amounts that we will owe the lessor for the sublease space. During the quarter ended September 30, 2017, we recorded a lease obligation charge of $3.0 million, as we met the cease-use date requirements for that portion of the facility. In order to estimate the lease obligation charges included in the restructuring expense, we made certain assumption, including the time period it will take to obtain a subtenant and certain sublease rates.
Other Income (Expense)
Other income (expense) consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2017	September 24, 2016	$ Change	% Change	September 30, 2017	September 24, 2016	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$612	$(67)	$679	(1,013)%	$1,921	$(210)	$2,131	(1,015)%
Percentage of revenue	1%	—%			1%	—%
Comparison of the Three and Nine Months Ended September 30, 2017 and September 24, 2016
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the weakening of the US dollar against the Euro and British Pound Sterling during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 24, 2016.
Provision (Benefit) for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2017	September 24, 2016	$ Change	% Change	September 30, 2017	September 24, 2016	$ Change	% Change
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(647)	$332	$(979)	(295)%	$(1,503)	$952	$(2,455)	(258)%
Percentage of revenue	(1)%	1%			(1)%	1%
Comparison of the Three Months Ended September 30, 2017 and September 24, 2016
The change was partially related to the tax expense pertaining to amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards. These expenses were primarily offset by excess tax benefits recorded from the taxable compensation on share-based awards.
Comparison of the Nine Months Ended September 30, 2017 and September 24, 2016
The change was primarily related to the excess tax benefits from the taxable compensation on share-based awards, partially offset by tax expense pertaining to amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
(Loss) Income from Discontinued Operations, Net of Taxes

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2017	September 24, 2016	$ Change	% Change	September 30, 2017	September 24, 2016	$ Change	% Change
	(in thousands, except percentages)
Loss (income) from discontinued operations, net of tax	$—	$(49)	$49	(100)%	$—	$7,785	$(7,785)	(100)%
Percentage of revenue	—%	—%			—%	7%
Comparison of the Three and Nine Months Ended September 30, 2017 and September 24, 2016
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

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands)

	Nine Months Ended
	September 30, 2017	September 24, 2016
Cash flow provided by (used in):
Operating activities - continuing operations	$21,278	$7,557
Operating activities - discontinued operations	—	2,441
Investing activities - continuing operations	(566)	(15,572)
Financing activities - continuing operations	2,600	14,814
Financing activities - discontinued operations	—	(14,510)
Effect of exchange rates on cash balances	(2,939)	(137)
Increase (decrease) in cash and cash equivalents	$20,373	$(5,407)
As of September 30, 2017, we had cash and cash equivalents and short-term investments of $96.4 million, which consisted of $81.4 million in cash and cash equivalents and $15.0 million in short-term investments. Cash and cash equivalents and short-term investments consist of cash, certificates of deposit, and money market funds. Cash held internationally as of September 30, 2017 was $7.2 million. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Nine Months Ended September 30, 2017
Cash from operating activities by continuing operations provided $21.3 million during the nine months ended September 30, 2017. This amount resulted from a net income from continuing operations of $2.8 million, adjusted for non-cash items of $8.8 million, and a net $9.7 million source of cash due to changes in working capital.
Non-cash expenses within net income consisted primarily of $6.6 million for stock-based compensation, $1.7 million of depreciation and amortization expense, $1.7 million of foreign currency remeasurement gain. This was partially offset by $1.6 million of deferred taxes.
Increases in operating liabilities and operating assets resulted in a net source of $9.7 million of cash within operating activities. The increase in working capital was primarily due to increases in accrued expenses and other current liabilities, deferred revenue, and other non-current liabilities of $7.3 million, $3.5 million, and $1.2 million, respectively. These were partially offset by increases prepaid expense and other current assets and accounts receivable of $1.4 million and $1.3 million, respectively.
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
Increases in operating liabilities and decreases operating assets resulted in a net source of $4.4 million of cash within operating activities. The increase in working capital was primarily due to an increase in deferred revenue, accrued expenses and other current liabilities, and other non-current liabilities of $3.5 million, $2.2 million, and $1.0 million, respectively. These were partially offset by decreases in prepaid expenses and other current assets, unbilled accounts receivable, accounts receivable of $1.0 million, $0.6 million, and $0.5 million, respectively.

Cash provided by discontinued operations totaled $2.4 million. This amount resulted from a net income from discontinued operations of $7.8 million, partially offset by a net $5.4 million use of cash from changes in working capital and non-cash related adjustments.
Investing Activities
Nine Months Ended September 30, 2017
Cash used in investing activities totaled $0.6 million, which was primarily related to the purchases of property and equipment. During the three months ended September 24, 2016, we purchased $15.0 million of short term investments. These matured in the first half of 2017, and the $15.0 million was reinvested.
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
Financing Activities
Nine Months Ended September 30, 2017
Cash provided by financing activities for continued operations totaled $2.6 million, which was attributed to the exercise of common stock options.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the nine months ended September 30, 2017 and September 24, 2016.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except as set forth below.
In August 2017, we entered into an approximate 2-year property lease. The lease commenced on September 1, 2017, and we will pay an aggregate of approximately $0.7 million over the 2-year lease period.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2017 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of September 30, 2017 or September 24, 2016. Under our current investment policy, we invest our excess cash in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARE.COM, INC.

Dated: November 2, 2017	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 2, 2017	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)