Form 10-K
period 2017-12-30
Care.com Inc
filed 2018-02-27
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2017 (the last business day of the registrant’s second fiscal quarter of 2017) was $302,714,864.
As of February 21, 2018, there were 30,481,495 shares of the registrant's common stock, $0.001 par value, outstanding.

Portions of the Registrant’s proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 30, 2017.

CARE.COM, INC.
FORM 10-K

TABLE OF CONTENTS

PART I		Page
Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	32
Item 4.	Mine Safety Disclosures	32

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
	Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016	59
	Consolidated Statements of Operations for the years ended December 30, 2017, December 31, 2016, and December 26, 2015	61
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 30, 2017, December 31, 2016, and December 26, 2015	64
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 30, 2017, December 31, 2016, and December 26, 2015	65
	Consolidated Statements of Cash Flows for the years ended December 30, 2017, December 31, 2016, and December 26, 2015	66
	Notes to Consolidated Financial Statements	68
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97
Item 9A.	Controls and Procedures	97
Item 9B.	Other Information	97

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	98
Item 11.	Executive Compensation	98
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	98
Item 13.	Certain Relationships and Related Transactions and Director Independence	98
Item 14.	Principal Accounting Fees and Services	98

PART IV
Item 15.	Exhibits, Financial Statement Schedules	98

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
Our Company
We are the world’s largest online marketplace for finding and managing family care. As of December 30, 2017, we had 27.3 million members, including 15.5 million families and 11.8 million caregivers, spanning more than 20 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities. In 2017, 57% of all job postings were for part-time care services, with the remaining 43% seeking full-time care. Examples of the various types of care services families find in our marketplace, depending on their diverse and evolving needs, include:
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

We have experienced steady growth in revenue and members. Our members increased to 27.3 million as of December 30, 2017 from 22.8 million as of December 31, 2016, representing a 20% annual growth rate. Our revenue has increased to $174.1 million in fiscal 2017 from $161.8 million in fiscal 2016, representing an 8% annual growth rate, primarily driven by our consumer matching solutions and consumer payment solutions, which we refer to as our U.S. Consumer Business, as well as our Care@Work employer solution. We experienced net income from continuing operations of $10.7 million in fiscal 2017 and a net loss from continuing operations of $0.7 million in fiscal 2016. We completed the closure of the Citrus Lane business in the fourth quarter of fiscal 2016, and we had no income or losses from discontinued operations for fiscal 2017. In comparison, net income from discontinued operations was $7.8 million in fiscal 2016 due to a settlement agreement completed in the first quarter of fiscal 2016. Refer to Note 3. Adjusted EBITDA, a non-GAAP financial measure that we define as net income (loss) from continuing operations, which excludes the accretion of preferred stock dividends and issuance costs, plus: federal, state and franchise taxes, other expense, net, depreciation and amortization, stock-based compensation, accretion of contingent consideration, merger and acquisition related costs and other unusual or non-cash significant adjustments, such as impairment and restructuring charges, increased to income of $23.3 million from $13.4 million as of December 30, 2017 and December 31, 2016, respectively. See “Item 6, Selected Consolidated Financial Data” for a reconciliation of net income (loss) to Adjusted EBITDA, a discussion of management’s use of this non-GAAP measure and the limitations of its use.
Our Market Opportunity
The market for care is large and highly fragmented. According to IBISWorld market research, in 2017, an aggregate of over $330 billion was spent in the United States on care, including day care, in-home care providers, housekeepers, nursing care facilities, tutoring and pet care. We believe that our target market includes all households with income greater than $50,000 and 15% of households with income less than $50,000, in each case with either a child under the age of 18 or a senior over the age of 65. According to the U.S. Census Bureau, there were 48 million such households in the United States in 2017. The needs of families seeking care are diverse, taking many different forms depending on the circumstances and life stage of the family. These needs include childcare, such as nannies and babysitters, in-home senior care, such as assistance with personal hygiene, meal preparation and transportation, and other family care needs, such as pet care, tutoring and housekeeping.
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
Despite the size and growth of the care market, until the launch of Care.com, there had historically been no proven, efficient and cost-effective way for families to connect with quality caregivers and for caregivers or care-related businesses to target a large number of families.
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
Efficient Marketing and Recruiting Channel for Care-Related Businesses
We provide a highly targeted suite of marketing and recruiting solutions for care-related businesses. These solutions enable care-related businesses to advertise their business profiles to families seeking care and to post care jobs and search our database of caregivers seeking employment.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and contribute to our success:
Largest Global Marketplace Focused on Care
We are the world’s largest online marketplace for finding and managing family care with 27.3 million members, including 15.5 million families and 11.8 million caregivers, spanning more than 20 countries. Since the launch of our marketplace in 2007, we estimate, based on internal member data, that over 1.5 million matches between families and caregivers have taken place through our service in the areas of child care, senior care, special needs care, tutoring, pet care, and housekeeping.
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
Growing and Engaged Membership
Over the last nine years, we have expanded from 500,000 members to 27.3 million members. As we grow our membership, improve the member experience and offer additional products and features, more members are using our services for longer periods of time. This highly engaged membership helps improve the effectiveness of our services and increases the lifetime value of our members.
Trusted and Recognized Brand
We have invested in building a differentiated member experience for finding and managing care. This investment includes the ongoing prioritization of features and processes that we believe contribute to the quality of our marketplace. Examples of these investments include the review of all job and profile postings for suspicious or inappropriate content, tools for members to review and report other members, a monitored messaging system that allows members to communicate without sharing their personal contact information, the proactive screening of certain member information against various databases and other sources for criminal or other inappropriate activity, the use of technology to help identify and prevent inappropriate activity through our platform and a safety center that provides resources and information designed to help families and caregivers make more informed hiring and job selection decisions
We believe these product investments, combined with our investments in national brand advertising and our domain name itself, have established the Care.com brand as a leading and trusted brand for finding care.
Our Growth Strategy
Attract More Members to Our Platform
In order to grow our membership, we intend to increase the visibility of our services, platform and brand awareness among families and caregivers through our investments in various marketing channels, such as television, online advertising and direct marketing. These investments also include initiatives such as search engine optimization, content development, data journalism, and community groups and forums, which are designed to increase the visibility of our services in organic search result listings and social media channels. In addition, we intend to attract more members to our platform, through our continuous investments in improving product experience.
Increase Revenue
As we improve our user experience and expand our product and service offerings, we have seen an increase in revenue from our member base. We intend to further increase revenue from our member base by continuing these investments in user experience and new products and services, as well as optimizing the monetization of our products and services, especially on mobile devices. In addition, we intend to further engage our non-paying members by expanding our community and content features, so that we remain top of mind when these non-paying members have a need for our products and services.  We believe increasing engagement of our members will drive higher conversion of non-paying members to paying members, longer average length of paid time, and greater adoption of new products and services.
Expand and Increase Adoption of Our Care@Work and Payments Offerings
We believe there is significant opportunity for us to continue to grow our Care@Work offering.  We intend to do this by continuing to promote a comprehensive suite of services to the growing number of employers who are providing family care-related benefits to their employees, including back-up care services for children and elder-care when primary care falls through, and by product and service innovation.
We also believe there is significant opportunity for us to grow our consumer payments solutions.  An increasing number of Care.com members are using our household employer payroll and tax product, Care.com HomePay (formerly Breedlove & Associates, L.L.C.).  We expect this trend to continue by, among other things, further integrating our consumer matching and payment solutions.

Grow Our International Business
We believe the global secular trends of an increasing number of dual-income households with children, and an aging population, provide significant growth opportunities outside the United States. The majority of our international business today occurs in Western Europe, the market served by our Berlin-based subsidiary Care.com Europe GmbH (formerly Besser Betreut GmbH or Betreut) or Care.com Europe. We are currently operating in more than 20 countries. We intend to grow our international business by leveraging our learnings from our U.S. consumer matching solutions, such as investing in organic marketing and other efficient marketing channels, expanding our product and service offerings, optimizing the monetization of our products and services, and selective expansion to new countries.
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

Community Platform and Tools
We operate a community and content platform with features such as groups, forums, articles, and resources for families and caregivers. Our platform is used to host and manage some of the largest parenting and family groups in the United States. Parents regularly engage in these groups to request parenting advice and share their experiences with other group members.
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

•
Targeting. We employ statistical models and algorithms to ensure that we are managing the efficiency of our marketplace and optimizing the experience for both families and caregivers. These models are used to improve our customer acquisition efforts as well as our product experience and leverage our rich and growing data set. For example, we prioritize the order in which caregivers are presented to a family to give more prominence to caregivers we believe are more appropriate for the family based on their profile, job postings, and/or usage of our services. Similarly, we present caregivers with job opportunities that we feel are best suited to their qualifications and interests. We also employ targeting technology to personalize the content that we display for members as they use our website and mobile apps. We refine the techniques we use for targeting on an ongoing basis.

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
The typical care seeker for our U.S. Consumer Business is female (81%), has an average household income of $75,000, and has at least one child under 18 in the house (68%). Our typical caregiver is also female (94%) and well educated (61% indicating they have at least some college education). Currently, we have 27.3 million members of which 57% represents families and 43% represents caregivers. We have families in approximately 96% of U.S. zip codes and caregivers in approximately 91% of U.S. zip codes. Our members are in every state, and the geographic distribution of our members by state is roughly equal to the overall population distribution by state.
In addition, we have a diverse range of employers who offer our services as a benefit to their employees, including technology companies, educational institutions, professional services firms and Fortune 500 companies. As of December 30, 2017, these employers employed over 1.3 million employees who have full access to some or all of our services.
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
Our target market is primarily women on both sides of the marketplace. Women are typically the primary care decision makers for their family-either as mothers or adult daughters-and represent 94% of our caregivers and 81% of our families. As a result of the shared characteristics of both sides of our marketplace, we are able to leverage our marketing investments targeted at families to also attract caregivers, resulting in lower acquisition costs for caregivers.

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
Research and Development
Research and development expenses totaled $25.4 million, $20.4 million, and $19.8 million for fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further detail on our research and development expenses.
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
Employees
We believe we have assembled a talented group of employees and strive to hire the best employees. As of December 30, 2017, we had 428 full-time employees and 321 part-time employees, not including approximately 142 part-time caregiver employees of our subsidiary Care Concierge, Inc. (“Care Concierge”), who provide back-up care from time to time. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.
Operating Segments and Geographic Areas
We manage our business under one operating segment. The majority of our revenue in the year-ended December 30, 2017 was from paying members in the United States. Additional information required by this item can be found in “Item 8. Financial Statements and Supplementary Data - Note 11. Segment and Geographical Information” of this Annual Report on Form 10-K, and is incorporated by reference herein.
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
Our revenues have grown steadily, increasing to $174.1 million in fiscal 2017 from $161.8 million in fiscal 2016, representing an annual growth rate of 8%. Our continued revenue growth and the rate of our revenue growth depend largely on our ability to effectively and efficiently grow our membership, increase the number of families who pay for our products and services, increase the average revenue per paying families and lengthen the time period existing and new families continue to pay for our products and services. We cannot assure you that we will be successful in continuing to expand our paying family base at historical rates, or at all. In addition, our revenue growth rate may decline if we are not able to grow our paying families while managing our acquisition costs within our targeted return on investment range or if we are unsuccessful in cross-selling new and existing products and services to our members, such as our consumer payments solutions, or in continuing to develop and innovate with new products, services and solutions that members consider valuable, such as our mobile solutions.
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
We experienced net losses from continuing operations of $0.7 million, and $17.9 million in fiscal 2016 and fiscal 2015, respectively. Although we had net income from continuing operations of $10.7 million in fiscal 2017, there is no assurance that this will continue into the future. We expect our operating expenses to increase over the next several years on an absolute basis, which may lead to losses in the future. In particular, we intend to continue to invest substantial resources in marketing to acquire new, paying members. We also intend to hire additional personnel in product, operations, sales and other areas of our business and to introduce new products, services and features, each of which will increase our expenses with no assurance that we will generate sufficient revenue to reduce our losses or achieve profitability. Although our adjusted EBITDA is profitable in fiscal 2017, there is no assurance that this will continue into the future.
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
The market for accessing family care online is rapidly evolving and has not yet reached widespread adoption, making it difficult for us to predict our future operating results. In addition, much of our growth has occurred over the last four years, which makes it difficult for us to predict the expected length of paid memberships, revenue per member, member acquisition costs and other key performance indicators for our business. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving market. These risks and difficulties include those described in this Annual Report on Form 10-K and our ability to, among other things:
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
We had $66.9 million in sales and marketing expenses in fiscal 2017 and $72.3 million in sales and marketing expenses in fiscal 2016. While we intend to further leverage unpaid marketing channels, we expect to continue to make significant investments to acquire additional members, including advertising through television, online, social media and other advertising campaigns. Our decisions regarding these investments are based on our anticipated marketing cost to acquire each additional paying family, the success of our unpaid marketing initiatives, and our analysis of the revenue we believe we can generate per paying family over the expected lifetime of such membership.
In addition, most of our paying families are currently enrolled in monthly memberships, and the average total paid membership length for our consumer matching solutions is approximately 10.6 months. As a result, we must regularly replace paying families who allow their membership to lapse with new paying families either by converting existing non-paying families or by attracting new families to our service. Our anticipated member acquisition costs and our analysis of the revenue that we expect new paying families to generate over the life of the membership depends upon several estimates and assumptions, including paid membership lengths and increasing renewal rates, conversion rates of existing families to paying families, future membership fees and our success in cross-selling existing and new products and services to members.
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
The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. In fiscal 2017, we had an average of over 9.5 million unique visitors to our platform each month, 65% of whom visited our site from mobile devices. In fiscal 2018, we expect the percentage of visitors from mobile devices to increase. If the mobile solutions we have developed and develop in the future do not meet the needs of prospective members or current members, they may not register for our services, they may not become paying families of our services and/or they may reduce their usage of our services and our business could suffer. Additionally, we are dependent on the interoperability of Care.com with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products or prevent our ability to promote our services could adversely affect traffic and monetization on mobile devices.
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
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly-skilled personnel. Our ability to execute efficiently depends upon contributions from all of our employees, in particular our senior management team and employees from key business areas such as product, engineering and analytics. Key institutional knowledge remains with a small group of long-term employees whom we may not be able to retain. We do not have employment agreements other than offer letters with any of our key employees, including our chief executive officer, and we do not currently maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our growth strategy also depends on our ability to expand and retain our talent pool. Identifying, recruiting, training and integrating qualified individuals require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly in Boston, Austin and the San Francisco Bay area, three areas where we have offices, is intense. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

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
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources. It is important that we appropriately prioritize our efforts and allocate our limited resources effectively. Continued growth also could strain our ability to maintain reliable service levels for our members, to enhance our product offerings, to develop and improve our operational, financial and management controls, to continue to strengthen our reporting systems and procedures and to recruit, train and retain highly skilled personnel. As our operations grow in size, scope and complexity, we will need to scale our systems and infrastructure accordingly and may determine we need to open additional offices, add more network capacity and make other capital investments, which will require significant expenditures and allocation of valuable management resources. For example, in fiscal 2017 to access additional personnel talent, we made the decision to increase our staffing and resources in the Bay Area, a market which is more expensive and competitive than other markets in which we operate.  If we continue to see the need to enter or increase personnel in markets to access specific types of talent, this may increase our expenses going forward. Additionally, if we fail to maintain the necessary level of discipline and efficiency, or if we fail to appropriately prioritize our efforts and allocate limited resources effectively in our organization as it grows, our business, operating results and financial condition may suffer.
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
As part of our growth strategy, we intend to grow our Care@Work solutions. Although we have continued to acquire new customers, our growth could be adversely affected if we are unable to acquire new customers at the same rate or volume as we have in the past. Additionally, our growth could be impacted if we are unable to scale our internal enterprise sales team. As our Care@Work solutions grow, we also may need to scale our in-home and in-center back-up care network and otherwise scale our operations to deliver services. We may also need to further differentiate our Care@Work products and services to effectively compete with our competition. If we fail to continue to acquire new customers, scale our internal enterprise sales team and operations, and differentiate our Care@Work products and services, then our growth may be adversely impacted.
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
We are subject to diverse laws and regulations in the United States and foreign countries mandating notification to affected individuals in the event that personal data (as defined in the various governing laws) is accessed or acquired by unauthorized persons. In addition, the General Data Protection Regulation (“GDPR”), which was adopted by the European Union in 2016 and is scheduled to go into effect in May 2018, includes data breach notification requirements with which we will have to comply. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.
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
Diverse legal and industry requirements in the regions where our members and site visitors reside may apply to our collection, use, storage and sharing information about such individuals, including to the extent that our members choose to share data about themselves or family members in connection with potential employment in the home setting. The scope of these privacy and data protection obligations are changing in substantial and unpredictable ways, subject to differing interpretations, and may be inconsistent between different regions or conflict with other rules. For example, the E.U.-U.S. Safe Harbor program was invalidated and replaced with the Privacy Shield program in 2016. Privacy Shield has been subject to legal challenges and may not be appropriate for us.
In addition, in April 2016 the E.U. formally adopted the GDPR, which will replace the Data Protection Directive 95/46/EC on May 25, 2018. The GDPR will introduce numerous privacy-related changes for companies operating in or targeting consumers in the E.U., including greater control for data subjects (e.g., the right to erasure of personal data), data portability for consumers, data breach notification requirements, and increased fines, with potential fines for violations of certain provisions of the GDPR reaching as high as the greater of 20,000,000 Euros or 4% of a company’s annual revenue, potentially including the revenue of its affiliates. The GDPR may also have a significant impact on the transfer of data from the E.U. to companies in the United States, including us. While currently we have legally recognized mechanisms in place that we believe allow for the transfer of E.U. member, customer, and employee information to the United States, it is possible that these mechanisms may not be sufficient under the GDPR or other future legal requirements that could have an impact on how we move data from the European Union to Care.com entities outside the European Union. In response to these regulatory changes, we may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by individual E.U. Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted. The requirements imposed by the GDPR and similar laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions, which together with the costs of compliance, could have a material adverse impact on our results of operations.
Some industry requirements subject us to payment card association operating rules, certification requirements and rules, including the Payment Card Industry Data Security Standard, or PCI DSS, a security standard with which companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Our failure to remain fully compliant with the PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully may also subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our services or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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
We have acquired nine businesses since our inception. The benefits that we expect to achieve as a result of our acquisitions or investments depend in part on our ability to realize anticipated growth opportunities and cost savings synergies. Our success in realizing these opportunities and synergies and the timing of this realization depend among other things on the successful integration of the acquired companies’ businesses and operations with our businesses and operations and the adoption of our respective best practices. Even if we are able to integrate these businesses and operations successfully and implement those strategic initiatives, it may not result in the realization of the full benefits of the growth opportunities and synergies we currently expect to achieve, within the anticipated time frame or at all. If a company we purchase does not perform as we expected, our investment could become impaired or we could discontinue the operations and our financial results could be negatively impacted.
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
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the fourth quarter of 2014, we recorded a pre-tax goodwill and intangible asset impairment charges of $33.8 million and $2.4 million, respectively, related to our Citrus Lane business. As a result of our decision to exit the Citrus Lane, business, we recorded pre-tax goodwill and intangible asset impairment charges of $8.0 million and $1.7 million, respectively related to our Citrus Lane business in the second half of fiscal 2015. We will need to continue to evaluate the carrying value of our goodwill and may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 30, 2017, our goodwill balance was $60.3 million and our intangible asset balance was $1.1 million, which represented 33% and 1% of total consolidated assets, respectively.
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
Our membership growth and engagement rates could be adversely affected if consumers perceive the utility of our marketplace to be limited to finding full-time caregivers for children. Despite the breadth of care needs that can be met through our platform, including after school care, occasional babysitting, senior care, pet care, tutoring and housekeeping, 29% of job postings in fiscal 2017 were for full-time child caregivers. In addition, our convenience payments product, which may be useful to families who employ any type of caregiver part-time or full-time, child care or senior care, is still in the early stages of adoption among our membership base and we cannot be certain what the rate of adoption will be or if enough of our users will find it sufficiently useful for us to continue to support it. If families and caregivers fail to utilize the breadth of the family care and other services available through our marketplace, our membership growth and engagement rates could be negatively impacted, and our business will be harmed.
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
Families and caregivers have sought, and may seek in the future, damages from us if a caregiver or family does not meet their expectations or causes them harm. Currently, Care.com is a party to several lawsuits brought by members relating to alleged criminal acts by other members they found through the Care.com site, including acts resulting in death. These types of claims also may be brought under foreign laws. If a decision were rendered against us in a claim of this type, we may incur significant liability and/or negative publicity. Even if these claims do not result in liability to us, they may result in significant investigation or defense costs, as well as negative publicity. In addition, because there is a particularly low tolerance for failure when seeking care for a loved one, any such claims, events or publicity could have a significant adverse effect on our reputation and brand. Any of these results, particularly damages to our brand and reputation, could adversely affect our financial condition, business and operating results.
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
We are or may be found to be subject to numerous U.S. federal and state, and foreign laws and regulations that affect consumer-based businesses and companies that conduct business on the Internet. The regulatory environment for many of these laws is very unsettled in the United States and internationally, especially as it applies to the products and services we offer and to the operation of our business generally.  These may involve user privacy, information security and data protection, use of consumer background information, intellectual property, electronic contracts and other communications, consumer protection, telecommunications, taxation, securities law compliance, and online payment services.
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

We hold several registered trademarks in the United States, including ‘‘Care.com’’, which is registered on the principal register. We also hold registered trademarks in the E.U., Germany and Canada. Some of our trade names may not be eligible to receive trademark protection. Trademark protection may also not be available, or sought by us, in every country in which our service may become available. Competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing consumers and caregivers.
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
As of December 30, 2017, we had federal net operating loss carryforwards of $131.3 million and state net operating loss carryforwards of $108.8 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ‘‘ownership change,’’ the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an ‘‘ownership change’’ generally occurs if there is a cumulative change in our ownership by ‘‘5-percent shareholders’’ that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.
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
Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, the recently-enacted legislation could create additional operational cost for our Care.com HomePay service and/or adversely affect the tax position of caregivers, which may negatively impact our revenue from that service. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.
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
We are an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we become a large accelerated filer and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will no longer be an “emerging growth company,” as defined by the JOBS Act as of December 28, 2019 or the earlier if any of the criteria above are met. If any of the above criteria are met, we may not be permitted to rely on any of the exemptions for emerging growth companies in our Annual Report on Form 10-K for the 2018 fiscal year.
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
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government has begun negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.
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
Shares of our common stock were sold in our initial public offering in January 2014 at a price of $17.00 per share and, from the date our common stock first traded on the New York Stock Exchange through February 21, 2018 our common stock has subsequently traded as high as $29.25 and as low as $4.89. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this ‘‘Risk Factors’’ section and elsewhere in this Annual Report on Form 10-K, these factors include:
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
Our officers, directors and their affiliated funds and certain of our pre-IPO stockholders beneficially own or control, directly or indirectly, a substantial percentage of the outstanding shares of our common stock. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from yours. For example, because some of these stockholders purchased their shares at prices substantially below the price at which shares are currently being sold to the public and have held their shares for a relatively longer period, they may be more interested in selling the company to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.
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
In addition, the conversion of the Series A Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. We granted CapitalG customary registration rights in respect of any shares of common stock issued upon conversion of the Series A Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by CapitalG, or transferees of our Series A Preferred Stock, of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
CapitalG is owned by Alphabet Inc., a multinational conglomerate whose portfolio encompasses several industries and includes numerous companies including Google LLC It is possible that CapitalG’s affiliation with companies such as Google LLC. may deter other companies from exploring acquisition opportunities of the company, particularly if those potential acquirers view Google LLC or other companies affiliated with CapitalG as competitors.
CapitalG may exercise influence over us, including through their ability to designate and the ability of the Series A Preferred Stock holders to elect a member of our Board of Directors, and their interests may not always be aligned with the holders of our common stock.
As of December 30, 2017, CapitalG is the beneficial owner of approximately 13.6% of our outstanding common stock, on an as converted basis, making CapitalG our largest stockholder. Moreover, the ongoing payment of in-kind dividends to CapitalG is expected to increase the company’s ownership interest in our company. CapitalG is in the business of making investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 108,700 square feet of space in our headquarters in Waltham, Massachusetts under leases that expire in January 2025. Of such space, we sublet approximately 10,400 square feet in April 2016, and we ceased use of 25,812 square feet of the same facility in August 2017. We also lease approximately 20,000 square feet of space in Austin, Texas, approximately 19,000 square feet of space in Berlin, Germany and have insignificant rental spaces in various other locations in the United States and Europe. We believe our current and planned office facilities are generally suitable to meet our needs for the foreseeable future. However, we will seek additional space as needed to satisfy our growth.
ITEM 3.    LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings arising in the ordinary course of our business. Please refer to Note 6, “Legal Matters” in the Notes to the Consolidated Financial Statements for more information. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$12.97	$8.05	$7.46	$4.90
Second Quarter	$16.07	$11.26	$9.49	$5.78
Third Quarter	$16.50	$12.80	$12.00	$8.11
Fourth Quarter	$20.88	$14.37	$10.45	$7.51
Holders
As of February 21, 2018 there were 32 holders of record of shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
There were no cash dividends paid on any of our classes of equity during the past three fiscal years. Our board of directors does not currently intend to pay regular dividends on our common stock. We anticipate that we will retain any future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Our Series A Redeemable Convertible Preferred Stock ranks senior to the shares of our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the company.
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
The following graph compares the cumulative total return of our common stock during the period commencing January 24, 2014 (the date our common stock began trading on the NYSE) to December 30, 2017, with the Russell 2000 Index and the NASDAQ Internet Index. The graph depicts the results of investing $100 in our common stock, the Russell 2000 Index and the NASDAQ Internet Index at closing prices on January 24, 2014 and assumes, with respect to the Russell 2000 Index and the NASDAQ Internet Index, that all dividends were reinvested. We did not declare or pay any cash dividends on our stock. Such returns are based on historical results and are not intended to suggest future performance.

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
The consolidated statements of operations for the fiscal years ended and as of December 30, 2017, December 31, 2016, and December 26, 2015, and the consolidated balance sheets as of December 30, 2017 and December 31, 2016, are derived from our audited consolidated financial statements appearing in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected statements of operations data for fiscals 2014 and 2013, and selected balance sheet data for fiscal 2015, 2014, and 2013, are derived from our audited consolidated financial statements not included in this report. In addition, during the fourth quarter of fiscal 2015 we substantially completed our plan to exit the Citrus Lane business, and during the fourth quarter of fiscal 2016, we completed the exit of this business. As such, all assets, liabilities, and results of operations have been reclassified to discontinued operations for all periods presented. See Note 3, “Discontinued Operations” in the Notes to Consolidated Financial Statements for more information.
Our historical results are not necessarily indicative of the results to be expected in the future (in thousands, except per share data and revenue per paying family and caregiver):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014 (1)	December 28, 2013

Revenue	$174,090	$161,754	$138,681	$110,712	$81,487
Cost of revenue	35,773	31,830	26,117	23,464	18,844
Operating expenses:
Selling and marketing	66,906	72,266	73,521	73,799	55,250
Research and development	25,423	20,402	19,801	16,216	11,816
General and administrative	35,214	31,939	30,158	27,325	18,841
Depreciation and amortization	1,684	2,972	4,503	4,363	4,387
Restructuring charges	3,136	714	—	—	—
Total operating expenses	132,363	128,293	127,983	121,703	90,294
Operating income (loss)	5,954	1,631	(15,419)	(34,455)	(27,651)
Other income (expense), net	2,203	(1,064)	(1,239)	(3,856)	(291)
Income (loss) from continuing operations before income taxes	8,157	567	(16,658)	(38,311)	(27,942)
(Benefit from) provision for income taxes	(2,506)	1,282	1,221	(752)	354
Income (loss) from continuing operations	10,663	(715)	(17,879)	(37,559)	(28,296)
Income (loss) from discontinued operations, net of tax	—	7,761	(17,116)	(42,733)	—
Net income (loss)	10,663	7,046	(34,995)	(80,292)	(28,296)
Accretion of preferred stock	—	—	—	(4)	(57)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(2,599)	(1,310)	—	—	—
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—	(2,124)	—	—	—

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014 (1)	December 28, 2013
Net income attributable to Series A Redeemable Convertible Preferred Stock	(1,120)	(467)	—	—	—
Net income (loss) attributable to common stockholders	$6,944	$3,145	$(34,995)	$(80,296)	$(28,353)

Net income (loss) per share attributable to common stockholders (Basic):
Income (loss) per share from continuing operations attributable to common stockholders	$0.23	$(0.12)	$(0.56)	$(1.30)	$(9.45)
Income (loss) per share from discontinued operations attributable to common stockholders	—	$0.22	$(0.53)	(1.47)	—
Net income (loss) per share attributable to common stockholders	$0.23	$0.10	$(1.09)	$(2.77)	$(9.45)

Net income (loss) per share attributable to common stockholders (Diluted):
Income (loss) per share from continuing operations attributable to common stockholders	$0.22	$(0.12)	$(0.56)	$(1.30)	$(9.45)
Income (loss) per share from discontinued operations attributable to common stockholders	—	0.22	(0.53)	(1.47)	—
Net income (loss) per share attributable to common stockholders	$0.22	$0.10	$(1.09)	$(2.77)	$(9.45)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	29,680	30,535	32,001	28,941	3,000
Diluted	32,406	30,535	32,001	28,941	3,000
(1) The results of operations for Citrus Lane, Inc. have been included in our consolidated financial statements since the date of acquisition on July 17, 2014 and are presented within discontinued operations.

Other Financial and Operational Data:
Adjusted EBITDA (2)	$23,302	$13,402	$(5,032)	$(21,106)	$(17,199)
Total members	27,312	22,826	18,377	13,788	9,744
Total families	15,510	12,900	10,265	7,612	5,281
Total caregivers	11,802	9,926	8,112	6,176	4,463

(2) Adjusted EBITDA is a non-GAAP measure. We define adjusted EBITDA as income (loss) from continuing operations, which excludes the accretion of preferred stock dividends and issuance costs, as well as: federal, state and franchise taxes, other income (expense), net, depreciation and amortization, stock-based compensation, accretion of contingent consideration, merger and acquisition related costs, and other unusual or non-cash significant adjustments, such as impairment and restructuring charges. Adjusted EBITDA eliminates the effects of financing, income taxes and the accounting effects of capital spending, which is based on the Company's estimate of the useful life of tangible and intangible assets. Please see ‘‘Adjusted EBITDA’’ below for more information and for a reconciliation of adjusted EBITDA to net income (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014 (1)	December 28, 2013
Cost of revenue	$396	$316	$236	$156	$161
Selling and marketing	1,216	898	813	582	348
Research and development	1,771	1,103	760	437	356
General and administrative	6,310	4,153	3,116	2,704	997
Income (loss) from discontinued operations	—	14	589	1,926	—
Total	$9,693	$6,484	$5,514	$5,805	$1,862
(1) The results of operations for Citrus Lane, Inc. have been included in our consolidated financial statements since the date of acquisition on July 17, 2014 and are presented within discontinued operations.

	As of
	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$86,728	$61,094	$61,240	$71,881	$29,959
Working capital	79,651	56,959	24,060	43,834	13,201
Total assets	184,376	155,224	142,478	173,104	113,829
Total deferred revenue	18,626	15,971	13,435	11,472	8,304
Total non-current liabilities	7,071	9,363	7,306	12,828	7,063
Series A Redeemable Convertible Preferred Stock	50,259	47,660	—	—	—
Redeemable convertible preferred stock	—	—	—	—	152,194
Total stockholders' equity (deficit)	89,461	66,949	88,252	118,050	(68,306)
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. The table below represents a reconciliation of adjusted EBITDA to net income (loss) from continuing operations, the most directly comparable GAAP financial measure.
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
• adjusted EBITDA does not include accretion of Series A Redeemable Convertible Preferred Stock dividends, issuance costs, and income attributable to the Series A Redeemable Convertible Preferred Stock;
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net income (loss) from continuing operations	$10,663	$(715)	$(17,879)

Federal, state and franchise taxes	(2,228)	1,619	1,411
Other (income) expense, net	(2,203)	1,064	1,239
Depreciation and amortization	2,240	3,722	5,218
EBITDA	8,472	5,690	(10,011)

Stock-based compensation	9,693	6,470	4,926
Merger and acquisition related costs	407	128	53
Restructuring related costs	3,136	714	—
Litigation related costs	636	400	—
Software implementation costs	471	—	—
Severance related costs	487	—	—
Adjusted EBITDA	$23,302	$13,402	$(5,032)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are the world’s largest online marketplace for finding and managing family care. We have 27.3 million members, including 15.5 million families and 11.8 million caregivers, spanning more than 20 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced steady growth in revenue and members. Our members increased to 27.3 million as of December 30, 2017 from 22.8 million as of December 31, 2016, representing a 20% annual growth rate. Our revenue has increased to $174.1 million for the fiscal year ended December 30, 2017 from $161.8 million for the fiscal year ended December 31, 2016. We experienced net income from continuing operations of $10.7 million in fiscal 2017 and a net loss from continuing operations of $0.7 million in fiscal 2016. We completed the closure of the Citrus Lane business in the fourth quarter of fiscal 2016, and we had no income or losses from discontinued operations in fiscal 2017. In comparison, we had net income from discontinued operations of $7.8 million in fiscal 2016 due to a settlement agreement completed in the first quarter of fiscal 2016. Refer to Note 3.

Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per paying family - U.S. Consumer Business):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Total members	27,312	22,826	18,377
Total families	15,510	12,900	10,265
Total caregivers	11,802	9,926	8,112
Paying families - U.S. Consumer Business	302	274	266
Monthly average revenue per paying family - U.S. Consumer Business	$40	$40	$39
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested in enough in them to have registered. Our total members increased 20% and 24% during the fiscal years ended December 30, 2017 and December 31, 2016, respectively, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay. Our total families increased 20% and 26% during the fiscal years ended December 30, 2017 and December 31, 2016, respectively, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 19% and 22% during the fiscal years ended December 30, 2017 and December 31, 2016, respectively, compared to the corresponding period in the prior fiscal year.
Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 10% and 3% as fiscal year ends December 30, 2017 and December 31, 2016, respectively, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Paying Family - U.S. Consumer Business. We define monthly average revenue per paying family, or ARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe ARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families - while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business ARPPF remained constant and increased 3% during the fiscal years ended December 30, 2017 and December 31, 2016, respectively, compared to the corresponding period in the prior fiscal year.
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
Lifetime Revenue. Our revenue is impacted by a number of factors, including the pricing and mix of our monthly, quarterly and annual subscriptions, our ability to cross-sell our suite of products and services and the total length of time a paying family subscribes to the various solutions we offer, which we refer to as length of paid time. This includes both initial and reuse subscription periods, which we define as the duration of subscriptions by the same paying family, which may not necessarily occur consecutively with the paying family’s initial subscription. Based on historical data, we estimate that the average total length of paid time for a U.S. Consumer Business paying family is 14.0 months, measured over a seven year period. During fiscal 2017, our U.S. Consumer Business ARPPF was $40.
Customer Acquisition Costs. We expect to continue to make significant investments to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate depends on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the mix of our media expenditures between television and search advertising, the competitive environment in our markets and publicity about our company. In addition, an increasing percentage of our paying families has come from word-of-mouth referrals, search engine optimization and reuse, reducing our overall per-member customer acquisition cost. Currently, a majority of our marketing expenditures is spent on attracting paying families for our U.S. Consumer Business, and in fiscal 2017, we spent an average of $99 per new subscription. These expenditures included television advertising, search advertising and all other direct marketing expenses.
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
Acquisitions. As part of our ongoing growth strategy, we have completed a number of acquisitions since July 2012. Our growth since this time has been significantly affected by these acquisitions. In general, we pursue acquisitions for several reasons, such as acquiring additional products which enhance the user experience of our services and complement our existing business. Our balance sheet includes goodwill of $60.3 million and intangible assets of $1.1 million related to various prior acquisitions. We perform our annual goodwill impairment test annually as of the first day of our fiscal fourth quarter, or more frequently if certain events or circumstances warrant. Events or changes in circumstances that might indicate potential impairment in goodwill include the specific factors described in the Risk Factors section of this Annual Report on Form 10-K, including a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business.
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
Financial Operations Overview
Revenue
We generate revenue primarily through (a) subscription fees to our suite of products and services, which enable families to manage their diverse and evolving care needs and caregivers to describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace; and (b) annual contracts with corporate employers - providing access to our suite of products and services as an employee benefit and through contractual obligations with businesses so they can recruit employees and advertise their business profiles on our platform. The majority of our revenue earned is recognized on a ratable basis over the period the service is provided, with the exception of revenue from background checks, which is recognized when the services are delivered to the end customer.
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
Cost of Revenue and Operating Expenses
Cost of Revenue. Our cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments, the cost of background checks run on both families and caregivers and the fulfillment costs of back-up care. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions. We currently expect cost of revenue to increase on an absolute basis in the near term as we continue to expand our related customer base.
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
General and Administrative. Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include: third-party resources; legal and accounting services; insurance premiums; acquisition-related costs; and facilities. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business to support our operations as a publicly traded company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs.
Depreciation and Amortization. Depreciation and amortization expenses primarily consist of depreciation of computer equipment, software and leasehold improvements and amortization of acquired intangibles. We expect that depreciation and amortization expenses will decrease as our business is not capital intensive.
Restructuring Charges. Restructuring charges consists primarily of costs associated with the expected loss on the sublease and cease-use of certain portions of our facilities.

Other Income (Expense), Net. Other expense, net consists primarily of the interest income earned on our cash and cash equivalents, restricted cash and investments, net of changes in the fair value of redeemable convertible preferred stock warrants, changes in the fair value of contingent consideration payable in preferred stock and foreign exchange gains and losses.
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
Results of Operations
The following table sets forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015

Revenue	$174,090	$161,754	$138,681
Cost of revenue	35,773	31,830	26,117
Operating expenses:
Selling and marketing	66,906	72,266	73,521
Research and development	25,423	20,402	19,801
General and administrative	35,214	31,939	30,158
Depreciation and amortization	1,684	2,972	4,503
Restructuring charges	3,136	714	—
Total operating expenses	132,363	128,293	127,983
Operating income (loss)	5,954	1,631	(15,419)
Other income (expense), net	2,203	(1,064)	(1,239)
Income (loss) from continuing operations before income taxes	8,157	567	(16,658)
(Benefit from) provision for income taxes	(2,506)	1,282	1,221
Income (loss) from continuing operations	10,663	(715)	(17,879)
Income (loss) from discontinued operations, net of tax	—	7,761	(17,116)
Net income (loss)	10,663	7,046	(34,995)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(2,599)	(1,310)	—
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—	(2,124)	—
Net income attributable to Series A Redeemable Convertible Preferred Stock	(1,120)	(467)	—
Net income (loss) attributable to common stockholders	$6,944	$3,145	$(34,995)

Net income (loss) per share attributable to common stockholders (Basic):
Income (loss) per share from continuing operations attributable to common stockholders	$0.23	$(0.12)	$(0.56)
Income (loss) per share from discontinued operations attributable to common stockholders	—	0.22	(0.53)

Net income (loss) per share attributable to common stockholders	$0.23	$0.10	$(1.09)

Net income (loss) per share attributable to common stockholders (Diluted):
Income (loss) per share from continuing operations attributable to common stockholders	$0.22	$(0.12)	$(0.56)
Income (loss) per share from discontinued operations attributable to common stockholders	—	0.22	(0.53)
Net income (loss) per share attributable to common stockholders	$0.22	$0.10	$(1.09)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	29,680	30,535	32,001
Diluted	32,406	30,535	32,001
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Cost of revenue	$396	$316	$236
Selling and marketing	1,216	898	813
Research and development	1,771	1,103	760
General and administrative	6,310	4,153	3,116
Income (loss) from discontinued operations	—	14	589
The following tables set forth our consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015

Revenue	100%	100%	100%
Cost of revenue	21%	20%	19%
Operating expenses:
Selling and marketing	38%	45%	53%
Research and development	15%	13%	14%
General and administrative	20%	20%	22%
Depreciation and amortization	1%	2%	3%
Restructuring charges	2%	—%	—%
Total operating expenses	76%	79%	92%
Operating income (loss)	3%	1%	(11)%
Other income (expense), net	1%	(1)%	(1)%
Income (loss) from continuing operations before income taxes	5%	—%	(12)%
(Benefit from) provision for income taxes	(1)%	1%	1%
Income (loss) from continuing operations	6%	—%	(13)%
Income (loss) from discontinued operations, net of tax	—%	5%	(12)%
Net income (loss)	6%	4%	(25)%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1)%	(1)%	—%
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—%	(1)%	—%
Net income attributable to Series A Redeemable Convertible Preferred Stock	(1)%	—%	—%
Net income (loss) attributable to common stockholders	4%	2%	(25)%
Revenue

	Fiscal Year Ended			Fiscal 2017 Compared to Fiscal 2016		Fiscal 2016 Compared to Fiscal 2015
	December 30, 2017	December 31, 2016	December 26, 2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenue	$174,090	$161,754	$138,681	$12,336	8%	$23,073	17%
Fiscal 2017 Compared to Fiscal 2016
The change was primarily attributed to a $5.9 million increase in our consumer matching business, principally related to an increased number of paying families and caregiver subscriptions and a higher number of background checks services provided. Additionally, there were increases in consumer payment solutions and Care@Work revenues of $3.2 million and $3.1 million, respectively.
Fiscal 2016 Compared to Fiscal 2015
The change was primarily attributed to a $14.5 million increase in our consumer matching business, principally related to a higher number of paying families and caregiver subscriptions, higher average revenue per paying family, and a higher number of background checks services provided. Additionally, there were increases in Care@Work and consumer payment solutions revenues of $3.7 million and $3.7 million, respectively.

Cost of Revenue

	Fiscal Year Ended			Fiscal 2017 Compared to Fiscal 2016		Fiscal 2016 Compared to Fiscal 2015
	December 30, 2017	December 31, 2016	December 26, 2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$35,773	$31,830	$26,117	$3,943	12%	$5,713	22%
Percentage of revenue	21%	20%	19%
Fiscal 2017 Compared to Fiscal 2016
The change was primarily related to higher member servicing costs and background check screening fees of $1.8 million, and to a lesser extent increased credit card fees and compensation related costs of $1.4 million and $0.6 million, respectively.
Fiscal 2016 Compared to Fiscal 2015
The change was primarily related to higher member servicing costs and background check screening fees of $3.6 million, and to a lesser extent increased compensation related costs and credit card fees of $1.5 million and $1.1 million, respectively. These were partially off-set by a decrease in hosting expenses of $0.6 million.
Selling and Marketing

	Fiscal Year Ended			Fiscal 2017 Compared to Fiscal 2016		Fiscal 2016 Compared to Fiscal 2015
	December 30, 2017	December 31, 2016	December 26, 2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$66,906	$72,266	$73,521	$(5,360)	(7)%	$(1,255)	(2)%
Percentage of revenue	38%	45%	53%
Fiscal 2017 Compared to Fiscal 2016
The change principally related to decreased spending on marketing of $7.3 million, as we continue to focus on unpaid channels. This was partially off-set by higher compensation related costs and consulting expenses of $1.1 million and $1.1 million, respectively.
Fiscal 2016 Compared to Fiscal 2015
The change principally related to decreases in spending on acquisition marketing expense of $3.3 million. These were partially off-set by higher compensation related costs and consulting expenses of $1.4 million and $0.5 million, respectively.
Research and Development

	Fiscal Year Ended			Fiscal 2017 Compared to Fiscal 2016		Fiscal 2016 Compared to Fiscal 2015
	December 30, 2017	December 31, 2016	December 26, 2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Research and development	$25,423	$20,402	$19,801	$5,021	25%	$601	3%
Percentage of revenue	15%	13%	14%
Fiscal 2017 Compared to Fiscal 2016
The change was primarily related to increases in expenses related to third-party consulting and compensation related costs of $2.7 million and $2.3 million, respectively.

Fiscal 2016 Compared to Fiscal 2015
The change was primarily related to increases in expenses related to third-party consulting and compensation related costs of $0.4 million and $0.2 million, respectively. This was partially off-set by a decrease in expense related to occupancy of $0.1 million.
General and Administrative

	Fiscal Year Ended			Fiscal 2017 Compared to Fiscal 2016		Fiscal 2016 Compared to Fiscal 2015
	December 30, 2017	December 31, 2016	December 26, 2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$35,214	$31,939	$30,158	$3,275	10%	$1,781	6%
Percentage of revenue	20%	20%	22%
Fiscal 2017 Compared to Fiscal 2016
The change was primarily related to higher compensation related costs of $2.9 million, primarily due to stock-based compensation, as well as, increases in third-party consulting and employee benefit costs of $0.8 million, $0.2 million, respectively. These were partially off-set by decreases in bad-debt expense and professional service expenses of $0.4 million and $0.2 million, respectively.
Fiscal 2016 Compared to Fiscal 2015
The change was primarily related to higher compensation related costs of $2.0 million primarily due to stock-based compensation, as well as, increases in hosted applications and IT operations expenses, bad-debt, and professional service fees of $0.5 million, $0.4 million, and $0.3 million, respectively. These were partially off-set by reductions in consulting, recruiting, and legal expenses of $1.0 million, $0.4 million, and $0.2 million, respectively.
Depreciation and Amortization

	Fiscal Year Ended			Fiscal 2017 Compared to Fiscal 2016		Fiscal 2016 Compared to Fiscal 2015
	December 30, 2017	December 31, 2016	December 26, 2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$1,684	$2,972	$4,503	$(1,288)	(43)%	$(1,531)	(34)%
Percentage of revenue	1%	2%	3%
Fiscal 2017 Compared to Fiscal 2016
The change was primarily attributable to certain intangible assets reaching the end of their useful lives during fiscal years 2016 and 2017. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $0.9 million.
Fiscal 2016 Compared to Fiscal 2015
The change was primarily attributable to certain intangible assets reaching the end of their useful lives during fiscals 2015 and 2016. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $1.4 million.
Restructuring Charges

	Fiscal Year Ended			Fiscal 2017 Compared to Fiscal 2016		Fiscal 2016 Compared to Fiscal 2015
	December 30, 2017	December 31, 2016	December 26, 2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$3,136	$714	$—	$2,422	339%	$714	100%
Percentage of revenue	2%	—%	—%

Fiscal 2017 Compared to Fiscal 2016 and Fiscal 2016 Compared to Fiscal 2015
During the quarter ended June 25, 2016, we recorded a $0.5 million sublease loss liability and related expenses of $0.2 million for the expected loss on the sublease, in accordance with ASC 840-20 Leases, because the monthly payments we expect to receive under the sublease are less than the amounts that we will owe the lessor for the sublease space. During the quarter ended September 30, 2017, we recorded a lease obligation charge of $3.1 million, as we met the cease-use date requirements for a portion of the facility where our corporate headquarters are located. In order to estimate the lease obligation charges included in the restructuring expense, we made certain assumptions, including the time period it will take to obtain a subtenant and certain sublease rates.
Other Income (Expense), net

	Fiscal Year Ended			Fiscal 2017 Compared to Fiscal 2016		Fiscal 2016 Compared to Fiscal 2015
	December 30, 2017	December 31, 2016	December 26, 2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$2,203	$(1,064)	$(1,239)	$3,267	(307)%	$175	(14)%
Percentage of revenue	1%	(1)%	(1)%
Fiscal 2017 Compared to Fiscal 2016
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the weakening of the US dollar against the Euro and British Pound Sterling during fiscal 2017 compared to fiscal 2016.
Fiscal 2016 Compared to Fiscal 2015
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the British Pound Sterling and Euro during fiscal 2016 compared to fiscal 2015.
(Benefit from) Provision for Income Taxes

	Fiscal Year Ended			Fiscal 2017 Compared to Fiscal 2016		Fiscal 2016 Compared to Fiscal 2015
	December 30, 2017	December 31, 2016	December 26, 2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(2,506)	$1,282	$1,221	$(3,788)	(295)%	$61	5%
Percentage of revenue	(1)%	1%	1%
Fiscal 2017 Compared to Fiscal 2016
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing. The change in the tax provision/(benefit) was primarily related to the application of the Act. The Act reduced the federal tax rate from 34% to 21%. This rate change was applied to the measurement of our deferred tax assets and liabilities. We recorded a provisional tax benefit of $1.7 million in the fourth quarter of fiscal 2017 primarily due to the remeasurement of net deferred tax liabilities related to indefinite lived intangible assets, mainly goodwill. The Act also provides for net operating losses generated on or after January 1, 2018 to have an indefinite carryforward period. In light of the Act, we evaluated our existing indefinite lived deferred tax liabilities and concluded they can serve as a source of net income supporting the realization of certain deferred tax assets which, when they reverse, will become an indefinite lived net operating loss. This resulted in an additional provisional tax benefit of $2.3 million. We continue to refine our calculations of valuation allowance in light of the Act.
Fiscal 2016 Compared to Fiscal 2015
The change was primarily related to the amortization of certain goodwill associated with the acquisition of HomePay for tax purposes, for which there is no corresponding book deduction, and certain state and foreign taxes based on operating income that are payable without regard to our tax loss carry forwards.
Income (Loss) from Discontinued Operations, Net of Taxes

	Fiscal Year Ended			Fiscal 2017 Compared to Fiscal 2016		Fiscal 2016 Compared to Fiscal 2015
	December 30, 2017	December 31, 2016	December 26, 2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Income (loss) from discontinued operations, net of tax	$—	$7,761	$(17,116)	$(7,761)	(100)%	$24,877	(145)%
Percentage of revenue	—%	5%	(12)%
Fiscal 2017 Compared to Fiscal 2016
We completed the closure of the Citrus Lane business in the fourth quarter of fiscal 2016, and we had no income or losses from discontinued operations for fiscal 2017.
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

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Cash flow provided by (used in):
Operating activities - Continuing operations	22,133	12,690	160
Operating activities - Discontinued operations	—	2,421	(5,124)
Investing activities - Continuing operations	(825)	(15,580)	(4,323)
Investing activities - Discontinued operations	—	—	(2)
Financing activities - Continuing operations	3,906	15,108	(1,063)
Financing activities - Discontinued operations	—	(14,510)	—
Effect of exchange rates on cash balances	420	(275)	(289)
Increase (decreases) in cash and cash equivalents	$25,634	$(146)	$(10,641)
As of December 30, 2017, we had cash and cash equivalents and short-term investments of $101.7 million, which consisted of $86.7 million in cash and cash equivalents and $15.0 million in short-term investments. Cash and cash equivalents and short-term investments consists of cash, certificates of deposit, and money market funds. Cash held internationally as of December 30, 2017 was $8.1 million. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014 and issuance of Series A Redeemable Convertible Preferred Stock in June 2016, and to a lesser extent from the exercise of employee stock options. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months from the date of filing this Annual Report on Form 10-K. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Fiscal 2017
Cash from continuing operating activities provided $22.1 million during fiscal 2017. This amount resulted from a net income from continuing operations of $10.7 million, adjusted for non-cash items of $7.5 million, and a net $3.9 million source of cash due to changes in working capital.
Non-cash expenses within net income from continuing operations consisted primarily of $9.7 million of stock-based compensation expense and $2.2 million for depreciation and amortization. These were partially off-set by $3.0 million and $1.8 million of changes in deferred tax liabilities related to our provisional tax accounting related to the Act and non-cash foreign currency remeasurement gain, respectively.
Increases in operating liabilities and decreases in operating assets provided a net source of $3.9 million of cash within operating activities. The increase in working capital was primarily due to increases in accrued expenses and other liabilities of $3.0 million, deferred revenue of $2.5 million, and other non-current liabilities of $1.8 million. These were partially off-set by increases in accounts receivable and prepaid expenses and other current assets of $2.3 million and $0.6 million, respectively.
Fiscal 2016
Cash from continuing operating activities provided $12.7 million during fiscal 2016. This amount resulted from a net loss from continuing operations of $0.7 million, adjusted for non-cash items of $12.6 million, and a net $0.8 million source of cash due to changes in working capital.
Non-cash expenses within net loss from continuing operations consisted primarily of $6.5 million of stock-based compensation expense, $3.7 million for depreciation and amortization, $1.3 million of foreign currency remeasurement, and$1.1 million in changes in deferred tax liabilities.

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
Investing Activities
Fiscal 2017
Cash used in investing activities totaled $0.8 million primarily related to the purchases of property, equipment, and software.
Fiscal 2016
Cash used in investing activities totaled $15.6 million primarily related to the purchase of short-term investments of $15.0 million, the purchase of Kinsights Inc., the developer and operator of an online community platform and service, for $0.4 million, and purchases of property and equipment of $0.2 million.
Fiscal 2015
During fiscal 2016, we used $4.3 million of cash for investing activities, primarily related to property and equipment purchases related to our new corporate headquarters. We are not currently a party to any material purchase contracts related to future purchases of property and equipment.
Financing Activities
Fiscal 2017

During fiscal 2017, cash provided by financing activities from continuing operations totaled $3.9 million, which was related to the exercise of common stock options.

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in fiscal 2017, 2016, or 2015.

Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases.
The following table describes our contractual obligations as of December 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$26,435	$3,524	$11,281	$7,680	$3,950
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
On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot Prime Lease. Additionally, in August 2017 we met the cease-use date requirements for an additional portion of the Prime Lease that consists of an additional 25,812 square feet, which was vacated. Please refer to Note 14 for further detail on the restructuring charges incurred by us as a result of this sublease.
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
Subject to certain conditions set forth in the JOBS Act, if as an ‘‘emerging growth company’’ we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an ‘‘emerging growth company,’’ whichever is earlier. We expect our status as an “emerging growth company” to cease on the last day of fiscal 2019, which is the end of the fifth year following the completion of our IPO.
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
• Goodwill;
• Amortization and impairment of intangible assets.
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
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We evaluate goodwill and indefinite lived intangible assets for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if we believe indicators of impairment exist. In accordance with the guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We refer to this as the “Qualitative Screen.” If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed.
In 2016 we performed quantitative Step 1 tests for each reporting unit, and all reporting units passed the Step 1 test. None of the reporting units were identified as having a higher risk of impairment in 2016, and none would have failed the Step 1 test had the fair value of the reporting unit decreased by 10%. As a result of this fact, and combined with other positive developments in our business during 2017, the performance of each reporting unit against the forecasts used in the 2016 impairment test, and the increase in our stock price and market capitalization, we determined it would be appropriate to perform the Qualitative Screen for each of our reporting units in 2017 as a starting point for assessing whether an impairment of our goodwill exists. If after performing a Qualitative Screen impairment indicators are present, or we identify factors that cause us to believe it is appropriate to perform a more precise calculation of fair value, we would move beyond the Qualitative Screen to perform a quantitative impairment test.
For any reporting unit for which we move beyond the Qualitative Screen, we utilize the two-step approach prescribed under Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other. The first step requires a comparison of the reporting unit against its aggregate carrying value, including goodwill. If the carrying amount exceeds the reporting unit’s carrying value to its fair value. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The second step requires us to perform a hypothetical purchase allocation as of the measurement date and estimate the fair value of net tangible and intangible assets. The fair value of intangible assets is determined as described below and is subject to significant judgment.
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
We conducted our fiscal 2017 annual impairment test as of October 1, 2017 (the first day of our fourth fiscal quarter). As a result of the Qualitative Screen, we did not identify any indicators of impairment in any of our reporting units; however, for one of our reporting units we performed a quantitative Step 1 test given that in the prior year the excess of the fair value of the reporting unit was less than the other reporting units. For this reporting unit we utilized the DCF approach to estimate fair value for our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date.
There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2017 and 2016. Based on our impairment review in the fourth quarter of 2017, we do not consider any of our reporting units to be at risk of impairment.
During the second half of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down. As a result of this decision, we determined that indicators of impairment existed in our Citrus Lane business. The fair value of the business was deemed to be below its carrying value and Step 2 of the goodwill impairment test was performed. Step 2 of the goodwill impairment test requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill. As a result of this analysis and our decision during the second half of 2015 to exit the business, we recorded a goodwill impairment loss of $8.0 million within discontinued operations. Including the impairment loss recognized in 2015, we have recognized accumulated goodwill impairment losses to date with respect to the Citrus Lane business of $41.8 million.

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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar, Australian dollar, and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 30, 2017 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of December 30, 2017 or December 31, 2016. Under our current investment policy, we invest our excess cash in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Care.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Care.com, Inc. (the Company) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal cover over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditors since 2007.
Boston, Massachusetts
February 27, 2018

CARE.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$86,728	$61,094
Short-term investments	15,000	15,000
Accounts receivable (net of allowance of $102 and $163, respectively) (1)	5,171	2,789
Unbilled accounts receivable (2)	5,454	5,541
Prepaid expenses and other current assets	4,883	3,787
Total current assets	117,236	88,211
Property and equipment, net	3,651	4,947
Intangible assets, net	1,142	1,708
Goodwill	60,281	57,910
Other non-current assets	2,066	2,448
Total assets	$184,376	$155,224

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$1,873	$2,483
Accrued expenses and other current liabilities (4)	17,086	12,798
Deferred revenue (5)	18,626	15,971
Total current liabilities	37,585	31,252
Deferred tax liability	1,292	4,276
Other non-current liabilities	5,779	5,087
Total liabilities	44,656	40,615
Commitments and Contingencies (see note 6)	—	—
Series A Redeemable Convertible Preferred Stock, $0.001 par value; 46 shares designated; 46 shares issued and outstanding at December 30, 2017 and December 31, 2016; at aggregate liquidation and redemption value at December 30, 2017 and December 31, 2016	50,259	47,660
Stockholders' equity
Preferred Stock, $0.001 par value; 5,000 shares authorized at December 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 30,390 and 28,984 shares issued and outstanding at December 30, 2017 and December 31, 2016, respectively	30	29
Additional paid-in capital	266,030	255,031
Accumulated deficit	(177,145)	(187,808)
Accumulated other comprehensive income (loss)	546	(303)
Total stockholders' equity	89,461	66,949
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$184,376	$155,224
(1) Includes accounts receivable due from related party of $307 and $150 at December 30, 2017 and December 31, 2016, respectively. (Note 12)
(2) Includes unbilled accounts receivable due from related party of $222 and $286 at December 30, 2017 and December 31, 2016, respectively, (Note 12)
(3) Includes accounts payable due to related party of $128 and $107 at December 30, 2017 and December 31, 2016, respectively. (Note 12)

See accompanying notes to the consolidated financial statements

(4) Includes accrued expenses and other current liabilities due to related party of $542 and $1,055 at December 30, 2017 and December 31, 2016, respectively. (Note 12)
(5) Includes deferred revenue associated with related party of $2 and $151 at December 30, 2017 and December 31, 2016, respectively. (Note 12)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

See accompanying notes to the consolidated financial statements

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015

Revenue (1)	$174,090	$161,754	$138,681
Cost of revenue	35,773	31,830	26,117
Operating expenses:
Selling and marketing (2)	66,906	72,266	73,521
Research and development	25,423	20,402	19,801
General and administrative	35,214	31,939	30,158
Depreciation and amortization	1,684	2,972	4,503
Restructuring charges	3,136	714	—
Total operating expenses	132,363	128,293	127,983
Operating income (loss)	5,954	1,631	(15,419)
Other income (expense), net	2,203	(1,064)	(1,239)
Income (loss) from continuing operations before income taxes	8,157	567	(16,658)
(Benefit from) provision for income taxes	(2,506)	1,282	1,221
Income (loss) from continuing operations	10,663	(715)	(17,879)
Income (loss) from discontinued operations, net of tax	—	7,761	(17,116)
Net income (loss)	10,663	7,046	(34,995)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(2,599)	(1,310)	—
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—	(2,124)	—
Net income attributable to Series A Redeemable Convertible Preferred Stock	(1,120)	(467)	—
Net income (loss) attributable to common stockholders	$6,944	$3,145	$(34,995)

Net income (loss) per share attributable to common stockholders (Basic):
Income (loss) per share from continuing operations attributable to common stockholders	$0.23	$(0.12)	$(0.56)
Income (loss) per share from discontinued operations attributable to common stockholders	—	0.22	(0.53)
Net income (loss) per share attributable to common stockholders	$0.23	$0.10	$(1.09)

Net income (loss) per share attributable to common stockholders (Diluted):
Income (loss) per share from continuing operations attributable to common stockholders	$0.22	$(0.12)	$(0.56)
Income (loss) per share from discontinued operations attributable to common stockholders	—	0.22	(0.53)
Net income (loss) per share attributable to common stockholders	$0.22	0.10	$(1.09)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	29,680	30,535	32,001
Diluted	32,406	30,535	32,001

See accompanying notes to the consolidated financial statements

(1) Includes related party revenue of $1,854 and $1,593 for the years ended December 30, 2017 and December 31, 2016, respectively. (Note 12)
(2) Includes related party expenses of $13,472 and $14,724 for the year ended December 30, 2017 and December 31, 2016, respectively. (Note 12)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015

Net income (loss)	$10,663	$7,046	$(34,995)

Other comprehensive income (loss):
Foreign currency translation adjustments	849	292	(889)
Comprehensive income (loss)	$11,512	$7,338	$(35,884)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Redeemable Convertible Preferred Stock		Stockholders' Equity
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance at December 27, 2014	—	—	31,615	32	277,583	(159,859)	294	118,050
Exercises of stock options	—	—	256	—	575	—	—	575
Issuance of restricted stock units	—	—	214	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,511	—	—	5,511
Foreign currency translation adjustment	—	—	—	—	—	—	(889)	(889)
Issuance of common stock in connection with acquisitions	—	—	191	—	—	—	—	—
Net loss	—	—	—	—	—	(34,995)	—	(34,995)
Balance at December 26, 2015	—	—	32,276	32	283,669	(194,854)	(595)	88,252
Exercises of stock options	—	—	373	—	1,406	—	—	1,406
Issuance of restricted stock units	—	—	513	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,504	—	—	6,504
Return of stock related to settlement of Citrus Lane (Note 3)	—	—	(478)	—	(2,593)	—	—	(2,593)
Issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs of $2,124	46	44,226	—	—	—	—	—	—
Common stock repurchase (1)	—	—	(3,700)	(3)	(30,521)	—	—	(30,524)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	1,310	—	—	(1,310)	—	—	(1,310)
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—	2,124	—	—	(2,124)	—	—	(2,124)
Foreign currency translation adjustment	—	—	—	—	—	—	292	292
Net income			—	—	—	7,046	—	7,046
Balance at December 31, 2016	46	47,660	28,984	29	255,031	(187,808)	(303)	66,949
Exercises of stock options	—	—	840	1	3,906	—	—	3,907
Issuance of restricted stock units	—	—	566	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	9,693	—	—	9,693
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	2,599	—	—	(2,599)	—	—	(2,599)
Foreign currency translation adjustment	—	—	—	—	—	—	849	849
Net income	—	—	—	—	—	10,663	—	10,663
Balance at December 30, 2017	46	$50,259	30,390	$30	$266,030	$(177,145)	$546	$89,461
(1) Common stock repurchased was subsequently retired in fiscal 2016.

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Cash flows from operating activities
Net income (loss)	$10,663	$7,046	$(34,995)
Income (loss) from discontinued operations, net of tax	—	7,761	(17,116)
Income (loss) from continuing operations	10,663	(715)	(17,879)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (cash used) in operating activities:
Stock-based compensation	9,693	6,470	4,926
Depreciation and amortization	2,240	3,722	5,218
Deferred taxes	(2,983)	1,110	1,094
Foreign currency remeasurement (gain) loss	(1,838)	1,261	1,275
Other non-operating expenses (income)	489	41	(98)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,349)	281	(604)
Unbilled accounts receivable	95	(1,947)	(291)
Prepaid expenses and other current assets	(647)	(589)	2,076
Other non-current assets	95	(3)	(22)
Accounts payable	(638)	(688)	(588)
Accrued expenses and other current liabilities	3,031	938	1,864
Deferred revenue	2,531	2,581	2,280
Other non-current liabilities	1,751	228	909
Net cash provided by operating activities by continuing operations	22,133	12,690	160
Net cash provided by (used in) operating activities by discontinued operations	—	2,421	(5,124)
Net cash provided by (used in) operating activities	22,133	15,111	(4,964)

Cash flows from investing activities
Purchases of property and equipment and software	(792)	(244)	(4,396)
Payments for acquisitions, net of cash acquired	—	(420)	—
Cash withheld for purchase consideration	—	—	73
Proceeds from security deposit for sub-lease	—	84	—
Payments for security deposits	(33)	—	—
Purchases of short-term investments	(15,000)	(15,000)	—
Sale of short-term investments	15,000	—	—
Net cash used in investing activities by continuing operations	(825)	(15,580)	(4,323)
Net cash used in investing activities by discontinued operations	—	—	(2)
Net cash used in investing activities	(825)	(15,580)	(4,325)

See accompanying notes to the consolidated financial statements

Cash flows from financing activities
Proceeds from issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs of $2,124	—	44,226	—
Proceeds from exercise of common stock options	3,906	1,406	777
Payments of contingent consideration previously established in purchase accounting	—	—	(1,840)
Payment for repurchase of common stock	—	(30,524)	—
Net cash provided by (used in) financing activities by continuing operations	3,906	15,108	(1,063)
Net cash used in financing activities by discontinued operations	—	(14,510)	—
Net cash provided by (used in) financing activities	3,906	598	(1,063)

Effect of exchange rate changes on cash and cash equivalents	420	(275)	(289)
Net increase (decrease) in cash and cash equivalents	25,634	(146)	(10,641)
Cash and cash equivalents, beginning of the period	61,094	61,240	71,881
Cash and cash equivalents, end of the period	$86,728	$61,094	$61,240

Supplemental disclosure of cash flow activities
Cash paid for taxes	$101	$177	$171

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property and equipment	$22	$8	$43
Series A Redeemable Convertible Preferred Stock dividend accretion	$2,599	$1,310	$—
Series A Redeemable Convertible Preferred Stock issuance costs accretion	$—	$2,124	$—
Fair value of common shares received from legal settlement (Note 3)	$—	$2,593	$—

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

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
2. Summary of Accounting Policies
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
During the fourth quarter of fiscal 2015, we made the decision to shut down the Citrus Lane business and had substantially completed our plans for ceasing the operation of the business. We completed the plans to cease operation of the business in the fourth quarter of 2016. This represented a strategic shift that will have a major effect on our operations and financial results. As such, financial results of Citrus Lane have been presented as net income (loss) from discontinued operations on the consolidated statements of operations for the years ended December 30, 2017, December 31, 2016 and December 26, 2015. As of December 30, 2017 and December 31, 2016, we did not have any assets or liabilities from discontinued operations (see Note 3, “Discontinued Operations”).

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and revenue allowances, intangible asset valuations, expected future cash flows used to evaluate the recoverability of long-lived assets, the useful lives of long-lived assets including property and equipment and intangible assets, fair value of stock-based awards, goodwill, income taxes, restructuring liabilities, and contingencies. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from the estimates.
Revenue Recognition
In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. We derive our revenue primarily from on-going subscription fees. Revenue from subscription fees is recognized on a daily basis over the subscription term or on a pro-rata basis as the services are delivered. Revenue from background checks, lead generation and advertising is recognized in the period earned. Other service revenues are recognized as the services are performed. Taxes that are collected from customers and remitted to government authorities are presented on a net basis and are excluded from revenue. We recognize revenue net of a reserve for refunds based on our actual refund history. During fiscal 2017, fiscal 2016, and fiscal 2015, we recorded $7.0 million, $6.1 million, and $5.6 million in refunds to customers. As it relates to our Citrus Lane business, which is presented within discontinued operations, for product sales, these criteria are deemed to have been met when the items are delivered to the end customer. Shipping and handling charges are included in revenue on a gross basis.
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
Accounts Receivable and Allowance for Doubtful Account
Accounts receivable primarily represent the net cash due from the Company’s payment processors for cleared transactions and amounts owed from corporate customers. Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. When management becomes aware of circumstances that may decrease the likelihood of collection, it records a specific allowance against amounts due. The allowance is recorded through a charge to bad-debt expense which is recognized within general and administrative expense in the consolidated statements of operations. The amounts charged also include expenses for uncollected credit card receivables (or “chargebacks”). The following is a roll forward of the Company’s allowance for doubtful accounts (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 30, 2017	$163	$1,001	$(1,062)	$102
Year ended December 31, 2016	$125	$1,387	$(1,349)	$163
Year ended December 26, 2015	$—	$991	$(866)	$125
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
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. We place our cash and cash equivalents and short-term investments with major financial institutions throughout the world that management assesses to be of high-credit quality in order to limit exposure of each investment. As of December 30, 2017 and December 31, 2016, substantially all of our cash, cash equivalents, and short-term investments had been invested in money market funds and certificates of deposit.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. During the year ended December 30, 2017, one customer accounted for more than 15% of total accounts receivable and no customer accounted for more than 10% of revenue or unbilled accounts receivable. During the year ended December 31, 2016, one customer accounted for more than 14% of total unbilled accounts receivable and no customer accounted for more than 10% of revenue or accounts receivable. In addition, our credit risk is mitigated by a relatively short collection period. Collateral is not required for accounts receivable. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on management’s best estimates. Amounts determined to be uncollectible are written off against this reserve.
Foreign Currency Translation
We determine the functional currency for our foreign subsidiaries by reviewing the currencies in which their respective operating activities occur. Financial information is translated from the functional currency to the U.S. dollar, the reporting currency, for inclusion in our consolidated financial statements. Income, expenses, and cash flows are translated at average exchange rates prevailing during each month of the fiscal year, and assets and liabilities are translated at fiscal period end exchange rates. Foreign exchange transaction gains and losses are included in other income (expense), net in the accompanying consolidated statements of operations. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. For the years ended December 30, 2017, we recorded foreign currency transaction gains of approximately $1.8 million, and losses of $1.3 million and $1.3 million in the years ended December 31, 2016 and December 26, 2015, respectively, which is included in other expense, net in the accompanying consolidated statements of operations.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

Cash Equivalents
We consider highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. As of December 30, 2017 and December 31, 2016, cash equivalents consisted of money market funds.
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
Recurring Fair Value Measurements
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
The following table presents information about our assets and liabilities, measured at fair value on a recurring basis as of December 30, 2017 and December 31, 2016 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

	December 30, 2017				December 31, 2016
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$17,810	$—	$—	$17,810	$17,637	$—	$—	$17,637
Certificates of deposit	17,282	—	—	17,282	17,377	—	—	17,377
Total assets	$35,092	$—	$—	$35,092	$35,014	$—	$—	$35,014
Non-Recurring Fair Value Measurements
We remeasure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, restructuring liabilities, intangible assets and goodwill. No remeasurement of long-lived assets occurred as of December 30, 2017 or December 31, 2016. Other financial instruments not measured or recorded at fair value in the accompanying consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
In the quarter ended September 30, 2017, we ceased use of 25,812 square feet of the Company’s headquarters facility and recorded a restructuring liability. Refer to Note 14. The restructuring liability charge of $2.6 million includes an estimate of the lease obligation charges associated with restructuring liabilities and deferred rent balances previously accrued. The estimate includes assumptions for the time period it will take to obtain a subtenant, construction costs, and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, and could result in an adjustment to the restructuring liability. The fair value of the restructuring liability was estimated by discounting future cash flows that were estimated using inputs for the assumptions listed above. The recorded restructuring accrual associated with this event is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs.
The cash flows estimate of the restructuring liability has been discounted to reflect the time value of money, and therefore, these estimates may vary from the sublease agreements ultimately executed, if at all, and could result in changes to the estimated restructuring liability. The restructuring liability and any future changes in the estimate will be recorded in restructuring charges in the accompanying consolidated statements of operations.
Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We evaluate goodwill and indefinite lived intangible assets for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if we believe indicators of impairment exist. In accordance with the guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We refer to this as the “Qualitative Screen.” If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed.
In 2016 we performed quantitative Step 1 tests for each reporting unit, and all reporting units passed the Step 1 test. None of the reporting units were identified as having a higher risk of impairment in 2016, and none would have failed the Step 1 test had the fair value of the reporting unit decreased by 10%. As a result of this fact, and combined with other positive developments in our business during 2017, the performance of each reporting unit against the forecasts used in the 2016 impairment test, and the increase in our stock price and market capitalization, we determined it would be appropriate to perform the Qualitative Screen for each of our reporting units in 2017 as a starting point for assessing whether an impairment of our goodwill exists. If after performing a Qualitative Screen impairment indicators are present, or we identify factors that cause us to believe it is appropriate to perform a more precise calculation of fair value, we would move beyond the Qualitative Screen to perform a quantitative impairment test.
For any reporting unit for which we move beyond the Qualitative Screen, we utilize the two-step approach prescribed under Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other. The first step requires a comparison of the reporting unit against its aggregate carrying value, including goodwill. If the carrying amount exceeds the reporting unit’s carrying value to its fair value. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

the reporting unit. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The second step requires us to perform a hypothetical purchase allocation as of the measurement date and estimate the fair value of net tangible and intangible assets. The fair value of intangible assets is determined as described below and is subject to significant judgment.
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
We conducted our fiscal 2017 annual impairment test as of October 1, 2017 (the first day of our fourth fiscal quarter). As a result of the Qualitative Screen, we did not identify any indicators of impairment in any of our reporting units; however, for one of our reporting units we performed a quantitative Step 1 test given that in the prior year the excess of the fair value of the reporting unit was less than the other reporting units. For this reporting unit we utilized DCF approach to estimate fair value for our impairment test conclusions. We believe we used reasonable estimates and assumptions about future revenue, cost projections, cash flows, market multiples and discount rates as of the measurement date.
There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2017 and 2016. Based on our impairment review in the fourth quarter of 2017, we do not consider any of our reporting units to be at risk of impairment.
During the second half of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down. As a result of this decision, we determined that indicators of impairment existed in our Citrus Lane business. The fair value of the business was deemed to be below its carrying value and Step 2 of the goodwill impairment test was performed. Step 2 of the goodwill impairment test requires the completion of a hypothetical purchase price allocation to determine the fair value of the implied goodwill. As a result of this analysis and our decision during the second half of 2015 to exit the business, we recorded a goodwill impairment loss of $8.0 million within discontinued operations. Including the impairment loss recognized in 2015, we have recognized accumulated goodwill impairment losses to date with respect to the Citrus Lane business of $41.8 million.
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
During the year ended December 26, 2015, we recorded an impairment charge associated with certain capitalized software development costs of $0.1 million. We did not recognized any impairment losses during the year ended December 31, 2016 with respect to capitalized software.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

Software Development Costs
Internal and external software development costs associated with the development of software for internal use, including website development costs, are expensed to research and development during the preliminary project stage and capitalized during the application development stage. Costs incurred during the application development stage and capitalized totaled $0.4 million for the fiscal year ended December 26, 2015. There were no such costs capitalized in the fiscal years ended December 30, 2017 and December 31, 2016, as the substantial majority of our development efforts were either in the preliminary stage of development or were for maintenance of, and minor upgrades and enhancements to internal-use software and, accordingly, application development costs were insignificant.
Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful life of the assets or, where applicable and if shorter, over the lease term. The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 30, 2017	December 31, 2016

Computer equipment	$2,926	$2,365
Furniture and fixtures	1,680	1,574
Software	1,241	1,373
Leasehold improvements	3,334	3,889
Total	9,181	9,201
Less accumulated depreciation	(5,530)	(4,254)
Property and equipment, net	$3,651	$4,947
Property and equipment are depreciated over the following estimated useful lives:

Estimated Useful Life
Computer equipment	3 - 5 years
Leasehold improvements	Lesser of asset life or lease term
Furniture and fixtures	3 - 5 years
Software	3 - 6 years
Depreciation expense for the years ended December 30, 2017, December 31, 2016, and December 26, 2015 was $1.6 million, $1.6 million and $1.6 million, respectively.
Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.
In accordance with ASC 360-10-35-15, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, we review the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are not depreciated. Assets and liabilities that are part of a disposal group and classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the year ended December 30, 2017, we wrote-off $0.5 million of lease-hold improvements associated with the restructuring charge for our headquarters facility located in Waltham, Massachusetts. Please refer to Note 14 for further detail. We did not recognize any impairment losses during the year ended December 30, 2017, December 31, 2016, and December 26, 2015 with respect to property and equipment.
Redeemable Convertible Preferred Stock

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 30, 2017 and December 31, 2016, we did not have any uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of December 30, 2017, December 31, 2016, and December 26, 2015, we had no accrued interest or penalties related to uncertain tax positions.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% effective January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.
Presentation of Taxes in the Consolidated Statements of Operations
We present taxes that are collected from customers and remitted to government authorities on a net basis in the consolidated statements of operations.
Stock-Based Compensation
We account for all stock-based awards to employees and members of our board of directors, to the extent such awards were issued in connection with their services as directors, in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as an operating expense based on their fair value. For stock options issued under the Company’s stock-based compensation plans, the

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

fair value of each option grant is estimated on the date of grant. For restricted stock units (“RSUs”) and performance RSUs (“PSUs”) issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For market RSUs (“MSUs”) issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated using the Monte Carlo simulation model for the specified price targets. In accordance with ASC 718, we recognize the compensation cost of stock options and RSUs on a straight-line basis over the vesting period of the award, and MSUs on a straight-line basis over the estimated derived service period. Compensation cost of PSUs is recognized on a graded-vesting method based on our estimate of the number of PSUs that will vest. If there is a change in the estimate of the number of PSUs that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
We use the Black-Scholes-Merton option-pricing model to determine the fair value for option awards. In valuing our option awards, we make assumptions about risk-free interest rates, dividend yields, volatility, and weighted-average expected lives. Risk-free interest rates are derived from U.S. Treasury securities as of the option award grant date. Expected dividend yield is based on our historical dividend payments, which have been zero to date. The expected volatility for our common stock is estimated taking the average historic price volatility for a group of similarly situated publicly traded companies based on daily price observations over a period equivalent to the expected term of the stock option grants. These publicly traded companies were selected based on comparable characteristics to us and consist of several companies in the technology industry that are similar in enterprise value, stage of life cycle, risk profile, financial leverage and with historical share price information sufficient to meet the expected life of our stock-based awards. We estimate the weighted-average expected life of the option awards as the average of the option vesting schedule and the term of the award, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time share-based awards have been exercisable. The term of the award is estimated using the simplified method, as awards are plain vanilla option awards. Forfeitures are accounted for as they occur.
Stock-based awards issued to non-employees are accounted for using the fair value method in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. These stock awards are typically granted in exchange for consulting services to be rendered, and vest over periods of up to four years. In accordance with authoritative guidance, the fair value of non-employee stock-based awards is estimated on the date of grant, and subsequently revalued at each reporting period over their vesting period. The Black-Scholes-Merton option-pricing model is used to determine the fair value for option awards on the date of grant, and subsequently on each reporting period over the vesting period. For RSUs the fair value is determined based on the Company’s stock price on the date of grant, and subsequently on each reporting period over the vesting period.
Advertising Costs
We expense advertising costs as incurred when the advertisement is run. We incurred advertising expenses from continuing operations of $47.4 million, $51.5 million, and $54.5 million for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively.
Accumulated Other Comprehensive Income
As of December 30, 2017 and December 31, 2016, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments. There were no amounts reclassified out of other comprehensive income and into our consolidated statements of operations in any of the years presented.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

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
In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a retrospective transition method to each period presented. We do not anticipate that the adoption of this update will have a material impact on our consolidated statement of cash flows.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation- Stock Compensation (Topic 718).” The guidance changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes providing for withholding at the employee's maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted this standard in the first quarter of fiscal 2017 using a modified retrospective approach. We elected to account for forfeitures when they occur, rather than to estimate forfeitures when determining the amount of stock-based compensation costs to be recognized in each period. Refer to Note 9 for our accounting policy elections related to income taxes. The adoption of this standard has resulted in approximate $2.2 million of discrete tax benefits from stock-based compensation activity, which were subjected to our valuation allowance assessment described in Note 10.
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
In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Arrangement,” which requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for fees related to the software license element in a manner consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. An arrangement would contain a software license element if both (1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We adopted this ASU prospectively to arrangements entered into, or materially modified beginning December 27, 2015. The adoption did not have a material impact on the consolidated financial position or statement of cash flows for the fiscal year ended December 31, 2016. In December 2016, the

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

FASB issued ASU No. 2016-19, “Technical Corrections and Improvements,” which requires companies to account for internal use software assets as purchases of intangible assets. For the fiscal year ended December 30, 2017, we reclassified $0.1 thousand from property and equipment, net to intangible assets, net on our consolidated statement of position, as a result of our adoption of ASU No. 2016-19.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption is permitted but not before the original effective date of December 15, 2016. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance.
As of the date of these condensed consolidated financial statements, we have completed the diagnostic assessment phase of our ASU 2014-09 adoption, including preliminary assessment and project planning, revenue stream scoping, and analysis of the impact the new revenue standard has on our various revenue streams. As part of the Company’s ongoing evaluation of ASU 2014-09, the following revenue streams were identified: U.S. matching solutions, Care@Work solution, payments solutions, and marketing solutions. Each of these revenue streams were evaluated in detail based on the criteria established under ASU 2014-09 and served as the basis for the accounting analysis and documentation as it relates to the impact of the standard.
We will adopt ASU 2014-09 effective December 31, 2017 in the quarter ended March 31, 2018 utilizing the modified retrospective method of adoption. Accordingly, upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of the accumulated deficit within the consolidated balance sheet for the period of adoption, and prior periods were not retrospectively adjusted. While we have completed a preliminary assessment of the key provisions of ASU 2014-09, the evaluation of the full impact of the standard on the consolidated financial statements and related disclosures is ongoing, and we are therefore not yet able to reasonably estimate the financial statement impact of ASU 2014-09 upon adoption. We are continuing to assess all potential impacts of the standard, including the impact to the capitalization of costs for commissions and the impact to our disclosures.
3. Discontinued Operations
During the third quarter of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down as it was no longer a strategic priority. In the fourth quarter of fiscal 2015, we made the decision to shut down the business and had substantially completed our plans for exiting the business. In the fourth quarter of fiscal 2016, we completed the plans to exit the business. As such, financial results of Citrus Lane have been presented as income (loss) from discontinued operations, net of tax on the consolidated statements of operations for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015. As of December 30, 2017 and December 31, 2016 there were no recorded assets or liabilities of the Citrus Lane business.
In February 2016, we entered into a settlement agreement with the previous shareholders of Citrus Lane. The settlement agreement related to our acquisition of Citrus Lane and the merger agreement pursuant to which the acquisition was consummated. Under the terms of the settlement agreement, we paid the previous shareholders of Citrus Lane $15.6 million in contingent consideration payments that were valued at $16.0 million as of December 26, 2015 ($16.4 million was the undiscounted value at the time of the acquisition) that was otherwise payable to them in the event Citrus Lane achieved certain milestones in 2015 and 2016. In exchange, the former shareholders forfeited the $5.0 million in original cash consideration that was being held in an escrow account, as well as the 0.4 million shares of common stock issued at closing (valued at $2.0 million as of the February 2016 settlement date and $3.9 million as of the original closing date) and 0.1 million shares of common stock which was subject to the achievement of certain milestones in 2015 and 2016 (valued at $0.6 million as of the February 2016 settlement date and $1.1 million as of the original closing date) offered as part of the deal consideration. We retired these shares of common stock as of December 31, 2016. As a result of this settlement, and based on our assessment that there was not a clear and direct link to the original consideration transferred at the acquisition date, we recognized a gain within income (loss) from discontinued operations on the consolidated statements of operations for fiscal 2016 of $8.0 million.
The following table presents financial results of the Citrus Lane business included in income (loss) from discontinued operations, net of tax for the fiscal years ended December 31, 2016 and December 26, 2015 (in thousands). There were no financial results of the Citrus Lane business included in income (loss) from discontinued operations, net of tax, for the fiscal year ended December 30, 2017.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

	Fiscal Year Ended
	December 31, 2016	December 26, 2015

Revenue	$101	11,530
Cost of revenue	108	11,849
Operating expenses:
Selling and marketing	54	2,229
Research and development	11	904
General and administrative	(7,835)	2,698
Impairment of goodwill and intangible assets	—	8,766
Depreciation and amortization	8	99
Operating (loss) income	7,755	(15,015)
Other income (expense), net	6	(30)
Income (loss) from discontinued operations before income taxes	7,761	(15,045)
Loss on disposal of assets before income taxes	—	(2,071)
Provision for income tax	—	—
Net income (loss) from discontinued operations	$7,761	$(17,116)
For further details on the impairment of goodwill and intangible assets please refer to Note 2 of these Notes to Consolidated Financial Statements.
4. Goodwill, Intangible Assets, and Software
The following table presents the change in goodwill for our single reportable segment during the periods presented (in thousands):

December 31, 2016	$57,910
Effect of currency translation	2,371
December 30, 2017	$60,281

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

The following table presents the detail of intangible assets and software for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)
December 30, 2017
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,469	(4,337)	132	1.5
Proprietary software	5,328	(5,188)	140	1.0
Internal software	264	(163)	101	2.2
Leasehold interests	170	(137)	33	1.4
Customer relationships	8,844	(8,350)	494	5.2
Total	$19,317	$(18,175)	$1,142

December 31, 2016
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,394	(4,200)	194	2.5
Proprietary software	5,102	(4,485)	617	1.3
Website	50	(50)	—	0.0
Training materials	30	(30)	—	0.0
Non-compete agreements	127	(120)	7	0.6
Leasehold interests	170	(111)	59	2.3
Caregiver relationships	276	(276)	—	0.0
Customer relationships	8,754	(8,165)	589	6.1
Total	$19,145	$(17,437)	$1,708
Amortization expense was $0.7 million, $2.1 million, and $3.6 million for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively. Of these amounts $0.2 million, $1.3 million, and $2.9 million was classified as a component of depreciation and amortization, and $0.5 million, $0.8 million, and $0.7 million was classified as a component of cost of revenue in the consolidated statements of operations for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively.
As of December 30, 2017, the estimated future amortization expense related to current intangible assets for future fiscal years was as follows (in thousands):

2018	$397
2019	191
2020	108
2021	96
2022	96
Thereafter	12
Total	$900
5. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

	December 30, 2017	December 31, 2016

Payroll and compensation	$6,351	$4,489
Tax-related expenses	2,073	1,358
Marketing expenses	2,224	3,017
Restructuring	1,847	93
Legal	1,138	428
Other accrued expenses	3,453	3,413
Total accrued expenses and other current liabilities	$17,086	$12,798
6. Commitments and Contingencies
Leases
We have entered into various operating lease agreements, primarily covering certain of our offices throughout the world, with original lease periods expiring between 2015 and 2024. Facilities rent expense under these operating leases was $4.0 million, $4.9 million, and $5.2 million for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively, which is net of sub-lease income of $0.5 million and $0.1 million for the years ended December 30, 2017 and December 31, 2016, respectively. The sublease income for the year ended December 26, 2015 was immaterial. We are responsible for paying our share of the actual operating expenses and real estate taxes under certain of these lease agreements.
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
At December 30, 2017, minimum future lease commitments under all non-cancelable operating leases (including rent escalation clauses) were as follows (in thousands):

	Operating Leases Future Rental Expense	Operating Leases Future Sub-lease Rental Income
2018	$3,524	$516
2019	3,662	377
2020	3,832	176
2021	3,787	—
2022	3,834	—
Thereafter	7,796	—
Total	$26,435	$1,069
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
In connection with the Prime Leases, we paid $2.8 million in security deposits recorded within other non-current assets on our consolidated balance sheet as of December 30, 2017.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot Prime Lease. Additionally, in August 2017 we met the cease-use date requirements for an additional portion of the Prime Lease, consisting of an additional 25,812 square feet. Please refer to Note 14 for further detail on the restructuring charges incurred by us as a result of these restructuring charges.
We recognized total rent expense related to our headquarters of approximately $2.9 million, $3.9 million and $4.2 million for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively.
In March 2016, we entered into a 5-year property lease for a facility in San Mateo County, California, consisting of approximately 2,100 square feet. The lease commenced on April 1, 2016, and we will pay an aggregate of approximately $0.8 million over the 5-year lease period.
In August 2017, we entered into an approximate 2-year property lease for a facility in San Francisco, California. The lease commenced on September 1, 2017, and we will pay an aggregate of approximately $0.7 million over the 2-year lease period.
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
In the first quarter of fiscal 2017, we received a demand for payments totaling approximately $1.5 million relating to a government inquiry which commenced in 2016.  The Company determined that it is probable that it will incur a loss in connection with this matter and has accrued an amount as of December 31, 2016 based on its reasonable estimate of this loss. The Company accrued an additional amount as of the quarter ended April 1, 2017, based on its updated estimate of this loss. In February 2018, we resolved the matter. In connection with the resolution, we have agreed to make payments of approximately $0.5 million, consistent with our accrual for the matter as of December 30, 2017.
Additionally, in the fourth quarter of fiscal 2017, we received a demand for payments totaling approximately $4.9 million plus additional yet to be determined amounts relating to two government inquiries, both of which commenced in 2016.  The Company determined that it is probable that it will incur a loss in connection with these matters and has accrued an amount as of December 30, 2017 based on the low end of the range of our reasonable estimate of this loss.  The amount accrued was not material to our financial statements for the year ended December 30, 2017.
7. Stock-based Compensation
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
On January 23, 2014, we adopted our 2014 Incentive Award Plan (‘‘the 2014 Plan’’), which provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units (“RSUs”) and other stock-based awards to employees, directors and non-employees of the Company and our subsidiaries. We initially reserved 4,112,048 shares of common stock for issuance under the 2014 Plan. The number of shares initially available for issuance will be increased by (i) the number of shares represented by awards outstanding under the 2006 Plan that are forfeited, lapse unexercised or are settled in cash and which following the effective date of the 2014 Plan are not issued under the 2006 Plan and (ii) an annual increase on January 1 of each calendar year beginning in 2015 and ending in 2019, equal to the lesser of (A) 4% of the shares of

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) an amount as determined by our board of directors. No more than 5,002,935 shares of common stock may be issued upon the exercise of incentive stock options. Options generally vest over four years, with 25% vesting upon the one-year anniversary of the date of hire, and the remaining 75% vesting quarterly over the next 3 years. Options granted to consultants or other non-employees generally vest over the expected service period to the Company. The options expire ten years from the date of grant. To date stock options, RSUs, performance-based RSUs (“PSUs”), and monetary-based RSUs (“MSUs”) have been issued under the 2014 Plan.
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015

Cost of revenue	$396	$316	$236
Selling and marketing	1,216	898	813
Research and development	1,771	1,103	760
General and administrative	6,310	4,153	3,116
Income (loss) from discontinued operations	—	14	589
Total stock-based compensation	$9,693	$6,484	$5,514
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during fiscal 2017, we granted 0.6 million restricted stock units (RSUs) to certain employees, advisors, and directors, 0.4 million PSUs to certain members of management, and 0.2 million MSUs to senior management.
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
In the second quarter of fiscal 2017, we issued 0.2 million MSUs to senior management. The MSUs awarded will vest at any point during a five-year performance period, from 2017 through 2022, based on achievement of specified 120-day volume-weighted average closing share price targets, which is a market condition, or a change-in-control event, and if vested, will be issued in the form of common stock. The MSUs were valued at $11.18 - $12.20 per share using the Monte Carlo simulation model for the specified price targets. The stock-based compensation expense associated with the MSUs will be recognized over a weighted average derived service period of 1.14 -1.54 years. If the market condition or the performance condition is not achieved during the five-year performance period, then the shares will be forfeited.
RSUs are not included in issued and outstanding common stock until the shares are vested and released. The fair value of the RSUs is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share. The weighted average grant-date fair value per vested RSU share and the total fair value of vested shares from the RSU grants was $7.66 and $8.1 million, respectively, for the year ended December 30, 2017.  The weighted average grant-date fair value per vested RSU share and the total fair value of vested shares from the RSU grants was $7.29 and $3.6 million, respectively, for the year ended December 31, 2016.
During the years ended December 30, 2017 and December 31, 2016, we granted 1.2 million and 1.5 million stock options, respectively, with a weighted-average exercise price per share of $13.66 and $6.95, respectively. The weighted average grant-date fair value per share was $4.89 and $2.74 for the years ended December 30, 2017 and December 31, 2016, respectively. During the year ended December 26, 2015, no stock options were granted.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Risk-free interest rate	1.86 - 2.21%	1.19 - 2.23%	N/A
Expected term (years)	6.25	6.25	N/A
Volatility	30.2 - 33.4%	33.3 - 38.2%	N/A
Expected dividend yield	—%	—%	N/A
A summary of stock option activity for the year ended December 30, 2017 was as follows (in thousands for shares and intrinsic value):

	Stock Options				Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2016	4,312	6.45	$6.64	$13,042	1,780	$7.08
Granted (1)	1,243		13.66		1,179	12.85
Settled (RSUs)	—		—		(554)	7.66
Exercised	(841)		4.65		—	—
Canceled and forfeited	(228)		12.61		(555)	7.09
Outstanding as of December 30, 2017	4,486	6.68	$8.65	$42,892	1,850	$10.58
Vested and exercisable as of December 30, 2017	2,657	5.19	$6.97	$30,145	N/A	N/A
____________________________
(1) For RSUs, includes both time-based, performance-based, and market-based restricted stock units
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of December 30, 2017 was $18.04. The total intrinsic value of options exercised and RSUs vested was approximately $16.1 million, $5.8 million, and $2.9 million for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively. The aggregate fair value of the options that vested during the years ended December 30, 2017, December 31, 2016, and December 26, 2015 was $2.2 million, $4.3 million, and $3.7 million, respectively.
As of December 30, 2017, total unrecognized compensation cost, related to non-vested stock options and RSUs, including performance RSUs, was approximately $7.1 million and $14.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 2.2 years, respectively, to the extent they are probable of vesting. As of December 30, 2017, we had 2.2 million shares available for grant under the 2014 Plan.
Common Stock
As of December 30, 2017, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

December 30, 2017

Options issued and outstanding	4,486
Restricted stock units issued and outstanding	1,850
Common stock available for stock-based award grants under incentive award plans	2,154
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	4,787
Total	13,277
8. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the number of common shares outstanding during the period, including issued and outstanding participating securities on an as-converted basis. We apply the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. For fiscal 2016, and fiscal 2015, we were in a loss position from continuing operations for each of these periods, and the Series A Preferred Stockholders do not contractually participate in losses, as such, we added the Series A Preferred Stock dividends to the loss from continuing operations to calculate the loss attributable to common stockholders in order to calculate the numerator used in the net income (loss) per share. We compute diluted net income (loss) per common share using income (loss) from continuing operations as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Preferred Stock issued and outstanding during the period, except where the effect of such securities would be antidilutive. In performing the dilutive calculation, the more dilutive of the treasury stock method and the two-class method is used. For fiscal 2016 and fiscal 2015, we incurred a loss from continuing operations, and as such, there are no potential common shares with a dilutive impact.
The calculations of basic and diluted net income (loss) per share and basic and dilutive weighted-average shares outstanding for fiscal 2017, fiscal 2016, and fiscal 2015 were as follows (in thousands, except per share data):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015

Numerator:
Basic:
Net income (loss) from continuing operations attributable to common stockholders	$6,944	$(3,612)	$(17,879)
Net income from discontinued operations attributable to common stockholders	$—	$6,757	$(17,116)
Dilutive
Net income (loss) from continuing operations attributable to common stockholders	$6,944	$(3,612)	$(17,879)
Plus: undistributed earnings allocated to participating securities	3,719	—	—
Less: undistributed earnings reallocated to participating securities	(3,637)	—	—
Net income (loss) from continuing operations attributable to common stockholders	$7,026	$(3,612)	$(17,879)
Net income (loss) from discontinued operations attributable to common stockholders	$—	$6,757	$(17,116)

Denominator:
Weighted-average shares outstanding - basic	29,680	30,535	32,001

Dilutive impact from:
Options outstanding	1,941	—	—
Restricted stock units	785	—	—
Weighted-average shares outstanding - dilutive	32,406	30,535	32,001

Net income (loss) per share attributable to common stockholders (Basic):
Income (loss) per share from continuing operations attributable to common stockholders	$0.23	$(0.12)	$(0.56)
Income (loss) per share from discontinued operations attributable to common stockholders	—	0.22	(0.53)
Net income (loss) per share attributable to common stockholders	$0.23	$0.10	$(1.09)

Net income (loss) per share attributable to common stockholders (Diluted):
Income (loss) per share from continuing operations attributable to common stockholders	$0.22	$(0.12)	$(0.56)
Income (loss) per share from discontinued operations attributable to common stockholders	—	0.22	(0.53)
Net income (loss) per share attributable to common stockholders	$0.22	$0.10	$(1.09)
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Stock options	1,365	4,312	3,482
Restricted stock units	140	1,780	1,306
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	4,787	4,539	—
9. Preferred Stock
Preferred Stock consists of the following at December 30, 2017 (in thousands, except shares):

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference as of June 29, 2023	Carrying Value	Common Stock Issuable Upon Conversion as of June 29, 2023
	December 30, 2017
Series A	46,350	June 29, 2016	46,350	$67,424	$50,259	6,421,369
	December 31, 2016
Series A	46,350	June 29, 2016	46,350	$67,763	$47,660	6,453,660
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
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

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

10. Income Taxes
The following table presents domestic and foreign components of income (loss) from continuing operations before income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
United States	$4,457	$721	$(13,318)
Foreign	3,700	(154)	(3,340)
Income (loss) from continuing operations before income taxes	$8,157	$567	$(16,658)
The following table presents the components of the (benefit from) provision for income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015

Current:
Federal	$—	$—	$—
State	137	88	94
Foreign	340	85	33
Total current provision for income taxes	477	173	127
Deferred:
Federal	(3,136)	894	883
State	153	216	211
Foreign	—	—	—
Total deferred tax (benefit) provision	(2,983)	1,110	1,094
Total (benefit from) provision for income taxes	$(2,506)	$1,282	$1,221
See Note 3 - Discontinued Operations for the losses from discontinued operations before income taxes and related income taxes reported for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively. All pre-tax income (loss) presented in discontinued operations for these periods were related to U.S. operations.
The following table presents a reconciliation of the statutory federal rate, and our effective tax rate on income (losses) from continuing operations, for the periods presented:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015

U.S. federal taxes at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	3	35	(1)
Permanent differences	(33)	108	(3)
Foreign rate differential	(4)	(5)	(1)
Change in valuation allowance - U.S.	(250)	27	(31)
Change in valuation allowance - foreign	(8)	27	(5)
Deferred rate change	227	—	—
Total	(31)%	226%	(7)%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21%

beginning January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities, valuation allowance requirements, and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. In addition, we plan to continue to monitor interpretations and guidance related to the Act and incorporate these matters into our analysis when additional information becomes available.
We recorded a provisional tax benefit of $1.7 million in the fourth quarter of fiscal 2017 primarily due to the remeasurement of net deferred tax liabilities related to indefinite lived intangible assets, mainly goodwill. The Act also provides for net operating losses generated on or after January 1, 2018 to have an indefinite carryforward period. In light of the Act, we evaluated our existing indefinite lived deferred tax liabilities and concluded they can serve as a source of income supporting the realization of certain deferred tax assets which, when they reverse, will become an indefinite lived net operating loss. This resulted in an additional provisional tax benefit of $2.3 million. We continue to refine our calculations of valuation allowances in light of the Act. These tax benefits were partially offset by income tax expense of $1.5 million pertaining to amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state and foreign taxes based on operating income that are payable without regard to our tax loss carry forwards
During fiscal 2016 we recorded an income tax expense of $1.3 million, primarily related to amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state and foreign taxes based on operating income that are payable without regard to our tax loss carry forwards.
During fiscal 2015 we recorded an income tax benefit of $1.2 million, primarily related to amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state taxes based on operating income that are payable without regard to our tax loss carry forwards.
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
The following table presents the significant components of our deferred tax assets and liabilities, including those related to discontinued operations for the periods presented (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016
Deferred tax assets
Net operating loss carryforwards	$38,050	$53,611
Accrued expenses	3,362	3,202
Stock-based compensation	2,446	2,342
U.S. definite lived intangibles	3,362	5,214
Other temporary differences	78	433
Total deferred tax assets	47,298	64,802
Valuation allowance	(44,703)	(64,229)
Net deferred tax assets	2,595	573
Deferred tax liabilities
Foreign intangibles	(40)	(59)
U.S. goodwill	(3,640)	(4,276)
Fixed assets	(84)	(514)
Other temporary differences	(124)	—
Total deferred tax liabilities	(3,888)	(4,849)
Net deferred tax liabilities	$(1,293)	$(4,276)

We re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future. We are still examining certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
ASC 740 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, we have recorded a valuation allowance of $44.7 million and $64.2 million at December 30, 2017 and December 31, 2016, respectively, because our management has determined that is it more likely than not that these assets will not be fully realized. The decrease of $19.5 million in the overall valuation allowance relates to the U.S. federal rate reduction from 34% to 21%, and our assessment that our indefinite lived deferred tax liabilities provide a source of income against the realization of certain deferred tax assets that we expect to become indefinite lived net operating losses when they reverse.
As of December 30, 2017, we had federal net operating loss carryforwards of $131.3 million and state net operating loss carryforwards of $108.8 million, which may be available to reduce future taxable income. The net operating losses (‘‘NOL’’) will expire at various dates through 2037.
As of December 30, 2017, we had foreign net operating losses primarily related to our German operations of $9.9 million, our U.K. operations of $2.9 million, and our Australia operations of $0.5 million that have an unlimited carryforward period under German, U.K. and Australia tax law.
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
As of December 30, 2017 and December 31, 2016, the Company had no recorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of December 30, 2017, December 31, 2016, and December 26, 2015, we had no accrued interest or penalties related to uncertain tax positions.
We file U.S. federal income tax returns and returns in various state, local, and foreign jurisdictions. Since we are in a loss carryforward position, the statute of limitations generally remains open for all tax years. Currently, we are not under examination relating to tax returns that have been previously filed.
We have not recorded income tax expense pertaining to the one-time transition tax on the mandatory deemed repatriation of foreign earnings as we remain in a cumulative earnings and profits deficit. Our investments in our subsidiaries are essentially permanent in duration. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable. We are still in the process of analyzing the impact of the Act on our indefinite reinvestment assertion
11. Segment and Geographical Information
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
U.S. Consumer Business	$137,918	$130,327	$115,020
Other	36,172	31,427	23,661
Total revenue	$174,090	$161,754	$138,681

No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
United States	$158,207	$147,830	$129,085
International	15,883	13,924	9,596
Total revenue	$174,090	$161,754	$138,681

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
United States	91%	91%	93%
International	9%	9%	7%
Total revenue	100%	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
12. Related Party Transactions
We had the following transactions with related parties during the period:
Series A Preferred Stock Issuance to CapitalG LP
On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 9. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all related affiliates of Alphabet Inc. are considered to be related parties. During fiscal 2017 and fiscal 2016, we recorded $1.9 million and $1.6 million of revenue from Care@Work arrangements with Alphabet Inc. and its affiliates, respectively. During fiscal 2017 and fiscal 2016, we incurred $12.3 million and $14.5 million of selling and marketing expenses for internet based marketing services with Alphabet Inc. and its affiliates, respectively. As of December 30, 2017, we had $0.3 million and $0.2 million of accounts receivable and unbilled accounts receivable, respectively, recorded with Alphabet Inc. and its affiliates. As of December 31, 2016, we had $0.1 million and $0.3 million of accounts receivable and unbilled accounts receivable, respectively, recorded with Alphabet Inc. and its affiliates. As of December 30, 2017, we had $0.1 million and $0.5 million of accounts payable and accrued expenses and other current liabilities, respectively, recorded with Alphabet Inc. and its affiliates. As of December 31, 2016, we had $0.2 million, $0.1 million, and $1.1 million of deferred revenue, accounts payable, and accrued expenses and other current liabilities, respectively, recorded with Alphabet Inc., and its affiliates.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

Pursuant to the Stock Repurchase Agreement, the Sellers were subject to a 90-day lock-up provision related to the remaining shares of common stock they held following the closing of the Stock Repurchase.
West of Everything, the successor of West Studios, LLC
In fiscal 2016, we entered into a professional services agreement with West of Everything, the successor of West Studios, LLC (“West”). We consider West to be a related party because one of our board members is acting as a Managing Director of the entity. Under the terms of the agreement, we incurred an aggregate $1.4 million in service fees between the fourth quarter of fiscal 2016 and the second quarter of fiscal 2017, prior to terminating the agreement in the second quarter of fiscal 2017. During the six months ended July 1, 2017, we incurred $1.2 million of selling and marketing expenses related to our West relationship.
13. Employee Benefit Plans
We have established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. We may, at our discretion, make contributions in the form of matching contributions or profit sharing contributions. During the years ended December 30, 2017, December 31, 2016, and December 26, 2015, we contributed a 401(k) match of $0.2 million, $0.2 million, and $0.2 million, respectively.
14. Restructuring Charges
On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot headquarters facility located in Waltham, Massachusetts.
During the quarter ended June 25, 2016, we recorded a $0.5 million sublease loss liability and related expenses of $0.2 million for the expected loss on the sublease, in accordance with ASC 840-20 Leases, because the monthly payments we expect to receive under the sublease are less than the amounts that we will owe the lessor for the sublease space. The sublease term is less than the remaining term under the original lease, and thus we do not believe we have met a cease use date as we may re-enter the space following the sublease. The fair value of the liability was determined using the estimated future net cash flows, consisting of the minimum lease payments to the lessor for the sublease space and payments we will receive under the sublease. The sublease loss was recorded as part of restructuring expense in the consolidated statement of operations for fiscal 2016.
Additionally, during the quarter ended September 30, 2017, we ceased use of an additional 25,812 square feet of the same facility. We recorded a lease obligation charge of $3.1 million. The lease obligation charge comprised of restructuring expense, including sublease income and construction costs, net of deferred rent liabilities of $2.6 million. Additionally, we wrote-off $0.5 million of lease-hold improvements related to the space. In order to estimate the lease obligation charges included in the restructuring expense, we made certain assumptions, including the time period it will take to obtain a subtenant, construction costs, and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The restructuring charge was recorded as restructuring expense in the consolidated statements of operations for fiscal 2017.
The following table presents the change in restructuring liability from December 31, 2016 to December 30, 2017 (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

December 30, 2017
Restructuring Liability
December 31, 2016	$356
Restructuring charges	2,620
Reclassification of deferred rent liability	1,000
Payments	(23)
Changes in estimate	(30)
Accretion of sublease liability	(429)
December 30, 2017	$3,494
15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Interest income	389	225	72
Interest expense	(6)	(4)	(3)
Gain (loss) on exchange	1,820	(1,285)	(1,306)
Other income (expense)	—	—	(2)
Total other income (expense), net	$2,203	$(1,064)	$(1,239)
16. Subsequent Events
We evaluated subsequent events after the audited balance sheet date of December 30, 2017 but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.
Town & Country Resources, Inc.
On January 9, 2018, we entered into an agreement with Town & Country Resources, Inc. (“Town & Country”), a premium home staffing agency in the San Francisco Bay Area, pursuant to which we acquired certain assets for total potential consideration of $6.9 million, consisting of $5.0 million as an up-front payment and two earn-outs of $0.9 million and $1.0 million to be earned consecutively over one-year periods. Given that the acquisition closed on January 9, 2018, we determined it was impracticable to provide all the disclosures required for a business combination pursuant to ASC 805, Business Combinations, and we will provide applicable disclosures required under ASC 805, Business Combinations in a future filing. Town & Country is a key service provider of back-up care for the Care@Work offering.
17. Quarterly Financial Information (Unaudited)
The tables below sets forth unaudited selected quarterly financial data for each of the last two fiscal years (dollars in thousands, except per share data). For the quarters in fiscal 2017 and the quarter ended December 31, 2016, net income per share attributable to common stockholders for basic and diluted was calculated using the two-class method because we had income from continuing operations for these quarter. Please refer to Note 8 for additional information on the two-class method of accounting for net income per share attributable to common stockholders.

	For the Quarter Ended
	December 30, 2017	September 30, 2017	July 1, 2017	April 1, 2017
Total revenue	$44,216	$44,536	$41,972	$43,366

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

Cost of revenue	8,662	9,345	9,000	8,766
Net income	7,904	262	1,673	824
Net income (loss) attributable to common stockholders	$6,255	$(418)	$874	$192

Net income (loss) per share attributable to common stockholders (Basic): *	$0.21	$(0.01)	$0.03	$0.01

Net income (loss) per share attributable to common stockholders (Diluted): *	$0.19	$(0.01)	$0.03	$0.01

* Note the basic and diluted share total used in the calculation of net income (loss) per share in Q4 FY’17 were 30,189 and 33,128, respectively

	For the Quarter Ended
	December 31, 2016	September 24, 2016	June 25, 2016	March 26, 2016
Total revenue	$43,513	$40,791	$38,184	$39,266
Cost of revenue	8,573	8,396	7,619	7,242
Income (loss) from continuing operations	5,004	(1,221)	(3,375)	(1,123)
(Loss) income from discontinued operations, net of tax	(24)	(49)	(44)	7,878
Net income (loss)	4,980	(1,270)	(3,419)	6,755
Net income (loss) attributable to common stockholders	$3.704	$(4,010)	$(3,419)	$6,755

Net income (loss) per share attributable to common stockholders (Basic):
Income (loss) per share from continuing operations attributable to common stockholders	$0.13	$(0.14)	$(0.11)	$(0.03)
Income (loss) per share from discontinued operations attributable to common stockholders	—	—	—	0.24
Net income (loss) per share attributable to common stockholders *	$0.13	$(0.14)	$(0.11)	$0.21

Net income (loss) per share attributable to common stockholders (Diluted):
Income (loss) per share from continuing operations attributable to common stockholders	$0.12	$(0.14)	$(0.11)	$(0.03)
Income (loss) per share from discontinued operations attributable to common stockholders	—	—	—	0.24
Net income (loss) per share attributable to common stockholders *	$0.12	$(0.14)	$(0.11)	$0.21

* Note the basic and diluted share total used in the calculation of net income (loss) per share in Q4 FY’16 were 28,864 and 30,815, respectively
Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on our business.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016 AND DECEMBER 26, 2015

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2017, and is incorporated in this report by reference.
ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION
The information required under this Item 11 will be contained in our definitive proxy statement for our 2018 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item 12 will be contained in our definitive proxy statement for our 2018 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
The information required under this Item 13 will be contained in our definitive proxy statement for our 2018 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item 14 will be contained in our definitive proxy statement for our 2018 annual meeting of stockholders, and is incorporated herein by reference.
PART IV.
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 15 herein.
2. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-K	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Certificate of Incorporation of Care.com, Inc.		8-K	1/29/2014	3.1
3.1	Convertible Preferred Stock Series A Certificate of Designations, dated as of June 29, 2016		8-K	6/29/2016	3.1
4.2	Specimen stock certificate evidencing the shares of common stock of the Registrant		S-1/A	1/10/2014	4.2
10.1 #	The Registrant’s 2006 Stock Incentive Plan		S-1	12/12/2013	10.1

10.2 #	Form of Incentive Stock Option Agreement for grants to executive officers under the Registrant’s 2006 Stock Incentive Plan		S-1	12/12/2013	10.2
10.3 #	Form of Nonstatutory Stock Option Agreement for grants to directors under the Registrant’s 2006 Stock Incentive Plan		S-1	12/12/2013	10.4
10.4 #	The Registrant’s 2014 Incentive Award Plan		S-1/A	1/3/2014	10.5
10.5 #	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant’s 2014 Incentive Award Plan		S-1/A	1/3/2014	10.6
10.6 #	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Registrant’s 2014 Incentive Award Plan		S-1/A	1/3/2014	10.7
10.7 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Registrant’s 2014 Incentive Award Plan		S-1/A	1/3/2014	10.8
10.8 #	Letter agreement dated November 15, 2006 between the Registrant and Sheila Lirio Marcelo		S-1	12/12/2013	10.10
10.9 #	Letter agreement dated December 9, 2010 between the Registrant and Sheila Lirio Marcelo		S-1	12/12/2013	10.11
10.10 #	Form of Indemnification Agreement for Directors and Officers		S-1	12/12/2013	10.12
10.11	Lease Agreement dated July 28, 2014 by and between BP Fourth Avenue, LLC and Care.com, Inc.		8-K	8/4/2014	10.1
10.12	Sublease Agreement dated as of July 28, 2014 by and between Oracle America, Inc. and Care.com, Inc.		8-K	8/4/2014	10.2
10.13	Agreement of Sublease dated as of July 28, 2014 between PriceWaterhouseCoopers PRTM Management Consultants, LLC and Care.com, Inc.		8-K	8/4/2014	10.3
10.14	Third Amendment to Lease Agreement dated as of July 28, 2014 by and between Stony Brook Associates LLC and Care.com, Inc.		8-K	8/4/2014	10.4
10.15 #	Offer letter between the Company and Michael Echenberg, dated March 4, 2015		8-K	3/19/2015	99.2
10.16 #	Agreement by and among the Company, Tenzing Global Management LLC, Tenzing Global Investors LLC, Tenzing Global Investors Fund I LP and Chet Kapoor, dated March 11, 2016		8-K	3/17/2016	10.1
10.17	Investment Agreement, dated as of June 29, 2016, by and between Care.com, Inc. and Google Capital 2016, L.P.		8-K	6/29/2016	10.1
10.18	Stock Repurchase Agreement, dated as of June 27, 2016, by and among Care.com, Inc., Matrix Partners VII, L.P. and Weston & Co. VII LLC, as Nominee		8-K	6/29/2016	10.2
10.19#	Executive Severance Agreement dated July 19, 2017 between the Company and Shelia Lirio Marcelo		8-K	7/21/2017	10.1
10.20#	Executive Severance Agreement dated July 19, 2017 between the Company and Michael Echenberg		8-K	7/21/2017	10.2
10.21#	Executive Severance Agreement dated July 19, 2017 between the Company and Diane Musi		8-K	7/21/2017	10.3
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

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

CARE.COM, INC.
Dated: February 27, 2018	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated.

Dated: February 27, 2018	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 27, 2018	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 27, 2018	By: /s/ MARLA BLOW
Marla Blow
Director

Dated: February 27, 2018	By: /s/ WILLIAM H. HARRIS, JR.
William H. Harris, Jr.
Director

Dated: February 27, 2018	By: /s/ GEORGE BELL
George Bell
Director

Dated: February 27, 2018	By: /s/ CHET KAPOOR
Chet Kapoor
Director

Dated: February 27, 2018	By: /s/ J. SANFORD MILLER
J. Sanford Miller
Director

Dated: February 27, 2018	By: /s/ JOANNA REES
Joanna Rees
Director

Dated: February 27, 2018	By: /s/ I. DUNCAN ROBERTSON
I. Duncan Robertson
Director

Dated: February 27, 2018	By: /s/ LAELA STURDY
Laela Sturdy
Director

Dated: February 27, 2018	By: /s/ DANIEL S. YOO
Daniel S. Yoo
Director