Form 10-Q
period 2018-03-31
Care.com Inc
filed 2018-05-08
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of May 2, 2018, there were 30,946,445 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$91,887	$86,728
Short-term investments	15,099	15,000
Accounts receivable (net of allowance of $102 and $102, respectively) (1)	6,284	5,171
Unbilled accounts receivable (2)	5,524	5,454
Prepaid expenses and other current assets	7,423	4,883
Total current assets	126,217	117,236
Property and equipment, net	3,574	3,651
Intangible assets, net	2,164	1,142
Goodwill	65,643	60,281
Other non-current assets	2,434	2,066
Total assets	$200,032	$184,376

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$2,428	$1,873
Accrued expenses and other current liabilities (4)	18,484	17,086
Deferred revenue (5)	23,201	18,626
Total current liabilities	44,113	37,585
Non-current contingent acquisition consideration	894	—
Deferred tax liability	1,330	1,292
Other non-current liabilities	5,980	5,779
Total liabilities	52,317	44,656
Contingencies (see Note 6)	—	—
Series A Redeemable Convertible Preferred Stock. $0.001 par value; 46 shares designated; 46 shares issued and outstanding at March 31, 2018 and December 30, 2017; at aggregate liquidation and redemption value at March 31, 2018 and December 30, 2017, respectively	50,939	50,259
Stockholders' equity
Preferred Stock: $0.001 par value - authorized 5,000 shares at March 31, 2018 and December 30, 2017, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 30,833 and 30,390 shares issued and outstanding at March 31, 2018 and December 30, 2017 respectively	31	30
Additional paid-in capital	270,314	266,030
Accumulated deficit	(174,315)	(177,145)
Accumulated other comprehensive income	746	546
Total stockholders' equity	96,776	89,461
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$200,032	$184,376

See accompanying notes to the condensed consolidated financial statements

(1) Includes accounts receivable due from related party of $440 and $307 at March 31, 2018 and December 30, 2017, respectively (Note 14)
(2) Includes unbilled accounts receivable due from related party of $358 and $222 at March 31, 2018 and December 30, 2017, respectively (Note 14)
(3) Includes accounts payable due to related party of $268 and $128 at March 31, 2018 and December 30, 2017, respectively (Note 14)
(4) Includes accrued expenses and other current liabilities due to related party of $1,005 and $542 at March 31, 2018 and December 30, 2017, respectively (Note 14)
(5) Includes deferred revenue associated with related party of $138 and $2 at March 31, 2018 and December 30, 2017, respectively (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017

Revenue (1)	$47,325	$43,366
Cost of revenue	9,443	8,766
Operating expenses:
Selling and marketing (2)	16,857	19,197
Research and development	8,288	5,989
General and administrative	10,467	8,255
Depreciation and amortization	418	424
Restructuring charges	462	—
Total operating expenses	36,492	33,865
Operating income	1,390	735
Other income, net	562	301
Income before income taxes	1,952	1,036
(Benefit from) provision for income taxes	(745)	212
Net income	2,697	824
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(680)	(602)
Net income attributable to Series A Redeemable Convertible Preferred Stock	(276)	(30)
Net income attributable to common stockholders	$1,741	$192

Net income per share attributable to common stockholders (Basic)	$0.06	$0.01
Net income per share attributable to common stockholders (Diluted)	$0.05	$0.01

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	30,551	29,149
Diluted	33,344	31,282

(1) Includes related party revenue of $637 and $392 for the three months ended March 31, 2018 and April 1, 2017, respectively. (Note 14)
(2) Includes related party expenses of $3,036 and $3,699 for the three months ended March 31, 2018 and April 1, 2017, respectively. (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017

Net income	$2,697	$824

Other comprehensive income:
Foreign currency translation adjustments	200	28
Comprehensive income	$2,897	$852

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities
Net income	$2,697	$824
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,712	1,603
Depreciation and amortization	463	601
Deferred income taxes	(830)	146
Foreign currency remeasurement (gain) loss	(437)	240
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,099)	(2,986)
Unbilled accounts receivable	(67)	679
Prepaid expenses and other current assets	(928)	(921)
Other non-current assets	18	—
Accounts payable	545	(707)
Accrued expenses and other current liabilities	614	1,625
Deferred revenue	4,428	3,462
Other non-current liabilities	327	19
Net cash provided by operating activities	9,443	4,585

Cash flows from investing activities
Purchases of property and equipment and software	(144)	(271)
Payments for acquisitions, net of cash acquired	(5,000)	—
Purchase of short-term investment	(15,099)	(15,000)
Sale of short-term investment	15,000	15,000
Net cash used in investing activities	(5,243)	(271)

Cash flows from financing activities
Proceeds from exercise of common stock options	868	1,330
Net cash provided by financing activities	868	1,330

Effect of exchange rate changes on cash and cash equivalents	91	(421)
Net increase in cash, cash equivalents, and restricted cash	5,159	5,223
Cash, cash equivalents and restricted cash, beginning of the period	86,728	61,094
Cash, cash equivalents and restricted cash, end of the period	$91,887	$66,317

Supplemental disclosure of cash flow activities
Cash paid for taxes	$273	$—

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$82	$35

See accompanying notes to the condensed consolidated financial statements

Series A Redeemable Convertible Preferred Stock dividend accretion	$680	$602

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed on February 27, 2018.
There have been no material changes in our significant accounting policies for the three months ended March 31, 2018 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, with the exception of the adoption of the Financial Accounting Standards Board’s Accounting Standard Update 2014-09 in the first quarter of fiscal 2018. Refer below to “Recently Issued and Adopted Accounting Pronouncements” for further information.
The condensed consolidated balance sheet as of December 30, 2017, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, and are not necessarily indicative of the results of operations to be anticipated for fiscal 2018 or any future period.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, after elimination of all intercompany balances and transactions. We have prepared the accompanying financial statements in conformity with GAAP.
Fiscal Year-End
We operate and report using a 52 or 53 week fiscal year ending on the Saturday in December closest and prior to December 31. Accordingly, our fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter. Both fiscal 2018 and 2017 are reported using a 52 week fiscal year.
Subsequent Events
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the condensed consolidated financial statements as of and for the three months ended March 31, 2018.
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
Recently Adopted Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which allowed SEC registrants to record provisional amounts in earnings for the year ended December 30, 2017 due to the complexities involved in accounting for the enactment of the Tax Cut and Jobs Act of 2017 (“the Act”). SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) was released in December 2017. Refer to Note 10 for further information regarding the provisional amounts recorded as of December 30, 2017 and March 31, 2018.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting.” The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  We adopted ASU 2017-09, using a prospective approach to awards modified on or after the adoption date, in the first quarter of fiscal 2018, and it did not have a significant impact on our financial statement presentation or disclosures.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations - Clarifying the Definition of a Business.” This ASU provides further guidance for identifying whether a set of assets and activities is a business by providing a screen outlining that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. We adopted this ASU at the beginning of fiscal 2018 on a prospective basis. Refer to Note 4 for further discussion regarding the business combination we completed in the quarter ended March 31, 2018.
In November, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. We adopted ASU 2016-18 in the first quarter of fiscal 2018 using a retrospective approach, and it did not have a material impact on our consolidated statement of cash flows.
In November 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted this guidance in the first quarter of fiscal 2018 as required. Our adoption of this standard did not have an impact on our consolidated financial statements in the period of adoption.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” ASU 2016-15 amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. We adopted this guidance in the first quarter of fiscal 2018 as required. The updated guidance requires a retrospective transition method to each period presented. The adoption of this ASU did not have a material impact on our consolidated statement of cash flows.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. We adopted ASU 2014-09 and the subsequent ASU’s in the first quarter of fiscal 2018 using the modified retrospective method approach for contracts that were not completed as of December 31, 2017. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

We recorded a net decrease to opening accumulated deficit of $0.1 million, net of tax, as of December 31, 2017 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of costs for commissions within our Business-to-Business solutions offering and a portion of revenue recognition for a specific performance obligation within our Payment Solutions offering. Refer to Note 3 for our revenue recognition policies related to the adoption of ASU 2014-09.
Recently Issued Accounting Pronouncements
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance requires an entity to recognize a right-of-use asset and a lease liability for all of its leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The guidance is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. We will adopt the standard using the modified retrospective approach and are still evaluating whether we will elect the practical expedients allowed in the standard. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial position and results of operations.
2. Fair Value Measurements
The following table presents information about our assets measured at fair value on a recurring basis as of March 31, 2018 and December 30, 2017 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	March 31, 2018				December 30, 2017
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$17,870	$—	$—	$17,870	$17,810	$—	$—	$17,810
Certificates of deposit	17,381	—	—	17,381	17,282	—	—	17,282
Total assets	$35,251	$—	$—	$35,251	$35,092	$—	$—	$35,092

Liabilities:
Contingent acquisition consideration	$—	$—	$894	$894	$—	$—	$—	$—
Total liabilities	$—	$—	$894	$894	$—	$—	$—	$—
The following table sets forth a summary of changes in fair value of our contingent acquisition consideration liability, which represents the recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

March 31, 2018
Contingent Acquisition Consideration
Beginning balance - December 30, 2017	$—
Contingent consideration liability recorded in connection with Town & Country acquisition	894
Ending balance - March 31, 2018	$894
We recorded our estimate of the fair value of contingent consideration associated with the Town & Country Resources, Inc. (“Town and Country”) acquisition based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using the Monte Carlo simulation with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of the achievement of certain financial and operational metrics, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the merger agreement. Changes in these assumptions may change the valuation of the liability. There were no changes in the probability of the earn-out payment from the acquisition date through March 31, 2018. The cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone dates approach, the fair value of this liability will increase. Future changes in fair value will be recorded in general and administrative expense in the accompanying consolidated statements of operations.
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, restructuring liabilities, intangible assets and goodwill. In the three months ended March 31, 2018 and April 1, 2017, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
In the quarter ended September 30, 2017, we ceased use of 25,812 square feet of the Company’s headquarters facility and recorded a restructuring liability. We have updated our estimate in subsequent periods, as discussed in Note 12. These estimates include assumptions for the time period it will take to obtain a subtenant, construction costs, and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, and could result in an adjustment to the restructuring liability. In the first quarter of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space. This resulted in an additional $0.5 million of restructuring charges in the first quarter of fiscal 2018.
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
3. Revenue
On December 31, 2017, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of December 31, 2017. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

We recorded a net decrease to opening accumulated deficit of $0.1 million, net of tax, as of December 31, 2017 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of costs for commissions within our Business-to-Business solutions offering and a portion of revenue recognition for a specific performance obligation within our Payment Solutions offering. Below is a summary of the amount by which each financial statement line item was affected in the current reporting period by the adoption of Topic 606 as compared with the guidance that was in effect before the change (in thousands):

	ASC 605	ASC 606 Adjustment	ASC 606
	March 31, 2018		March 31, 2018
Assets
Other non-current assets	2,087	347	2,434
Total assets	$199,685	$347	$200,032

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Deferred revenue	22,913	288	23,201
Total current liabilities	43,825	288	44,113
Total liabilities	52,029	288	52,317
Stockholders' equity
Accumulated deficit	(174,374)	59	(174,315)
Total stockholders' equity	96,717	59	96,776
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$199,685	$347	$200,032

	ASC 605	ASC 606 Adjustment	ASC 606
	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2018

Revenue	$47,494	$169	$47,325
Operating expenses:
Selling and marketing	16,952	95	16,857
Total operating expenses	36,587	95	36,492
Operating income	1,464	74	1,390
Income before income taxes	2,026	74	1,952
Net income	$2,771	$74	$2,697
Consumer Matching Solutions
Nature of Service
Our consumer matching solutions offering allows families to purchase a subscription to the Care.com platform to search for, connect with, qualify, vet and ultimately select caregivers. Additionally, families may purchase ancillary services through the Care.com platform that are delivered at a point-in-time. We also provide caregivers with solutions to create personal profiles and describe their unique skills and experience on the Care.com platform.
Performance Obligations and Timing of Satisfaction
We typically satisfy performance obligations as services are rendered over the subscription period. Additionally, for ancillary services with a specific performance obligation satisfied at a point-in-time, we typically satisfy performance obligations upon delivery to the customer.
Timing of Payments and Satisfaction of Performance Obligations

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

Customers typically pay up-front for our subscription services. Given this up-front payment, and given that the subscription service is provided to the customer over a period-of-time, we recognize a contract liability in the form of deferred revenue, which is then recognized to revenue ratably over the subscription term as the services are provided.
In addition, payments for ancillary services are typically due upon delivery of the service to the customer, and revenue is recognized at a point-in-time.
Transaction Price
Typically, each service offered through our consumer matching solution has only a single performance obligation, and as such, there is no need to allocate the transaction price. In the instances where there is more than one performance obligation, the allocation of the transaction price does not materially affect our revenue recognition, as generally these performance obligations are satisfied over the same term of the subscription or qualify to be accounted for as a series of services that are substantially the same and that have the same pattern of transfer.
This offering also includes a variable consideration component in the form of potential future refunds. As such, the transaction price is the subscription fee less the actual and estimated refunds, which accounts for the variability in the transaction price. This is based on the expected value method, which uses our historical refunds to estimate reserves for refunds. Amounts related to chargebacks are recorded to bad debt expense for the portion of the service that has been rendered.
Payment Solutions
Nature of Service
Our payment solutions offering provides families several options to manage their financial relationships with their caregivers, primarily through a subscription to payroll processing and tax preparation services for nannies, housekeepers, or other household employees.
Performance Obligations and Timing of Satisfaction
We typically satisfy performance obligations ratably over-time, as quarterly payroll and subsequent tax filing services are rendered. Additionally, we satisfy performance obligations related to the year-end tax filing services at a point-in-time when the service is fulfilled.
Timing of Payments and Satisfaction of Performance Obligations
Subscribers are billed quarterly in arrears at the beginning of the subsequent calendar quarter to which the quarterly payroll and subsequent tax filing services related, resulting in an unbilled receivable being recorded. For year-end tax filing services, subscribers are billed at the beginning of the following calendar year to which the year-end tax filing service related. Revenue is recognized ratably as the quarterly payroll services are rendered, or when the year-end tax filing services are fulfilled, which is at a point-in-time.
Transaction Price
The transaction price for this revenue stream is the stated contract price for the service purchased. For the majority of these contracts, there is one performance obligation with no variable consideration, and as such, there is no need to allocate the transaction price or estimate a transaction price. The amounts charged for registration and reactivation are non-refundable upfront fees, which were determined to be a material right towards future services renewal discounts, and as such, revenue associated with this is recognized over the expected benefit period, which is the estimated customer life of 2.5 years.
Business-to-Business Solutions
Nature of Service
Our business-to-business solutions includes two primary offerings.
First, our Care@Work offering provides a comprehensive suite of services that employers can offer their employees as an employee benefit. Key examples include the following:
•Consumer matching solutions (i.e., access to the Care.com platform);

•	On-demand back-up care services for employees needing alternative care arrangements for their child or senior;

•	Senior care planning services; and,

•	Consumer payment solutions services.
Second, our recruiting and marketing solutions offering, which serves care-related businesses - such as day care centers, nanny agencies and home care agencies - that wish to market their services to Care.com’s care-seeking families and recruit Care.com’s caregiver members.
Performance Obligations and Timing of Satisfaction

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

For the Care@Work offering, we typically use a straight-line approach to recognize revenue because we provide a stand-ready service that enables access over the contract term.
For our recruiting and marketing solutions offering, we typically satisfy performance obligations as services are rendered over the contract term. Additionally, for contracts with a specific point-time performance obligation, we typically satisfy the performance obligation upon delivery to the customer.
Timing of Payments and Satisfaction of Performance Obligations
Payments are due in accordance with the contractual terms of the contract. For the majority of contracts, payment is typically received in advance of services being rendered, resulting in deferred revenue. Deferred revenue is typically recognized ratably over the contract term. Additionally, there are instances in which we have met revenue recognition criteria in advance of billing schedules, which results in an unbilled receivable.
Transaction Price
For our Care@Work offering, typically there is more than one performance obligation. In the majority of instances where there is more than one performance obligation, the allocation of the transaction price does not materially affect our revenue recognition, as generally these performance obligations are satisfied over the same term of the subscription or qualify to be accounted for as a series of services that are substantially the same and that have the same pattern of transfer.
For on-demand back-up care services, there is variable consideration associated with customer overages of back-up care days usage. We have determined that this variable consideration is constrained, meaning that we cannot estimate the total consideration that we will earn for back-up care overage. The decision to constrain the variability associated with customer overages of back-up care day usage is based on two considerations:
(1) our history of back-up care overages is of limited predictive value for future overages given that customers do not historically have the same trends in their usage of back-up care days, and
(2) the variability is not within our control.
The constraint is resolved when the back-up care overage occurs.
For the majority of our recruiting and marking solutions contracts, there is one performance obligation. This offering also includes a variable consideration component in the form of potential future refunds. As such, the transaction price for these contracts is the subscription fee less the actual and estimated refunds, which accounts for the variability in the transaction price. This is based on the expected value method, which uses our historical refunds to estimate reserves for refunds. Amounts related to chargebacks are recorded to bad debt expense for the portion of the service that has been rendered.
Revenue Recognition
Revenue is recognized when control of the promised service is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for the service. For all presentations below sales and usage-based taxes are excluded from revenue.
The following table presents our revenue disaggregated by major service lines (in thousands):

Three Months Ended
March 31, 2018

Business-to-Consumer
Matching Solutions	$33,202
Payment Solutions	8,432
Business-to-Business
Care@Work Solutions	3,955
Recruiting and Marketing Solutions and other	1,736
Total revenue	$47,325
The following table presents our revenue disaggregated by timing of transfer of services (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

Three Months Ended
March 31, 2018

Over-time	$43,704
Point-in-time	3,621
Total revenue	$47,325
Contract Balances
The increase in the deferred revenue balance for the three months ended March 31, 2018 was primarily driven by cash payments received for our obligation to perform future services, offset by $12.4 million of revenue recognized that were included in the deferred revenue balance as of December 30, 2017.
Transaction Price Allocated to the Remaining Performance Obligations
For performance obligations that are part of contracts that have an original expected duration of greater than one year, we expect to recognize $1.7 million of revenue related to our Care@Work offering in the remainder of fiscal 2018 related to performance obligations that are currently unsatisfied (or partially satisfied) as of March 31, 2018.
This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less. Our matching solutions offering consists of subscription terms whose duration is one year or less, and the service period for our payment solutions revenue is one year or less. Additionally, most of our business-to-business contracts are for durations of one year or less. Furthermore, this disclosure does not include expected consideration related to performance obligations for which we elect to recognize revenue in the amount we have a right to invoice (e.g., usage-based pricing terms).
Contract Costs
We capitalize sales commissions for new customer contracts in our business-to-business solutions offerings. Capitalized commission are amortized over the period of expected benefit, which is the customer life and is estimated to be approximately 5-years. As of March 31, 2018, capitalized commissions are $0.3 million. For the three months ended March 31, 2018, amortized commission expense was $18.0 thousand.
For renewal commissions with a renewal term of one-year or less, we applied the practical expedient and expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expense.
4. Business Acquisition
On January 9, 2018, we entered into an agreement with Town & Country, a premium home staffing agency in the San Francisco Bay Area, pursuant to which we acquired certain assets for total potential consideration of $7.0 million, consisting of $5.0 million as an up-front payment, two earn-outs of $1.0 million and $1.0 million to be earned consecutively over one-year periods. We estimated the fair value of the contingent consideration at the acquisition date to be $1.0 million and thus included this in the total accounting purchase price of $6.0 million. The preliminary purchase price of $6.0 million was allocated to assets and liabilities as follows: $4.8 million of goodwill, $1.2 million in identified intangible assets, consisting primarily of caregiver relationships and Town & Country trade-name, and working capital assets and liabilities, which were immaterial. The goodwill is primarily derived from synergies we expect as a result of the deal.
Pro forma information related to Town & Country was not presented as the impact of the acquisition on our consolidated results of operations is not significant.
5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 30, 2017	$60,281
Effect of currency translation	560
Business acquisition	4,802
Balance as of March 31, 2018	$65,643

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

March 31, 2018
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,787	(4,383)	404	5.2
Proprietary software	5,602	(5,286)	316	3.4
Internal software	264	(176)	88	2.0
Leasehold interests	170	(143)	27	1.1
Caregiver relationships	985	(364)	621	2.8
Customer relationships	8,865	(8,399)	466	4.9
Total	$20,915	$(18,751)	$2,164

December 30, 2017
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,469	(4,337)	132	1.5
Proprietary software	5,328	(5,188)	140	1.0
Internal software	264	(163)	101	2.2
Leasehold interests	170	(137)	33	1.4
Customer relationships	8,844	(8,350)	494	5.2
Total	$19,317	$(18,175)	$1,142
Amortization expense was $0.2 million and $0.2 million for the three months ended March 31, 2018 and April 1, 2017, respectively. Of these amounts, $0.1 million and $0.1 million was classified as a component of depreciation and amortization, and $0.1 million and $0.1 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the three months ended March 31, 2018 and April 1, 2017, respectively.
As of March 31, 2018, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2018 remaining	529
2019	503
2020	418
2021	189
2022	185
Thereafter	98
Total	$1,922
6. Contingencies
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

to be a better estimate than any other point in the range, and if so, that amount is accrued. If we conclude that no amount in the range appears to be a better estimate than any other, we accrue the minimum amount in the range. We monitor developments in legal matters that could affect estimates we have previously accrued and update our estimates as appropriate based on subsequent developments.
In the first quarter of fiscal 2017, we received a demand for payments totaling approximately $1.5 million relating to a government inquiry which commenced in 2016.  We determined that it is probable that we will incur a loss in connection with this matter and accrued an amount as of December 31, 2016 based on our reasonable estimate of this loss. We accrued an additional amount as of the quarter ended April 1, 2017, based on our updated estimate of this loss. In February 2018, we resolved the matter. In connection with the resolution, we have agreed to make payments of approximately $0.5 million, consistent with our accrual for the matter as of December 30, 2017.
Additionally, in the fourth quarter of fiscal 2017, we received a demand for payments totaling approximately $4.9 million plus additional yet to be determined amounts relating to two government inquiries, both of which commenced in 2016. We determined that it is probable that we will incur a loss in connection with these matters and accrued an amount as of December 30, 2017 based on the low end of the range of our reasonable estimate of this loss. There has been no change to the estimated range of losses in the first quarter of fiscal 2018. The amount accrued to date is not material to our financial statements.
7. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017

Cost of revenue	$64	$92
Selling and marketing	474	246
Research and development	809	281
General and administrative	2,365	984
Total stock-based compensation	$3,712	$1,603
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the three months ended March 31, 2018, we granted 0.4 million time-based restricted stock units (RSUs) to certain employees and directors, 0.3 million performance-based RSUs (“PSUs”) to certain members of management, and 0.5 million market-based RSUs (“MSUs”) to senior management.
In the first quarter of fiscal 2018, we issued 0.3 million PSUs. The number of PSUs that become eligible to vest for each recipient will be determined in the first quarter of 2019 based upon the Company’s level of achievement of certain financial targets for fiscal 2018. To the extent any PSUs granted in 2018 become eligible to vest, they will vest over a two-year period retroactive to March 2018 as continued services are performed. PSUs granted in 2017 and 2016 are vesting over a three year and four year period, respectively, retroactive to the grant date of the applicable award. We are recognizing expense using the graded-vesting method based on our estimate of the number of PSUs that will vest. If there is a change in the estimate of the number of PSUs that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
Additionally, in the first quarter of fiscal 2018, we issued 0.5 million MSUs to senior management. The MSUs awarded will vest at any point during a five-year performance period, from 2018 through 2023, based on achievement of specified 120-day volume-weighted-average closing share price targets, which is a market condition, or a change-in-control event, and if vested, will be issued in the form of common stock. The MSUs were valued at $13.99 - $16.34 per share using the Monte Carlo simulation model for the specified price targets. The stock-based compensation expense associated with the MSUs will be recognized over a weighted-average derived service period of 0.88 - 1.60 years. If the market condition or the performance condition is not achieved during the five-year performance period, then the shares will be forfeited.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

RSUs are not included in issued and outstanding common stock until the shares are vested and released. With the exception of MSUs, the fair value of an RSU and PSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share.  The weighted-average grant-date fair value per vested RSU and PSU shares and the total fair value of vested shares from RSU and PSU grants were $9.51 and $2.0 million, respectively, for the three months ended March 31, 2018. The weighted-average grant-date fair value of vested RSU and PSU shares and the total fair value of vested shares from RSU and PSU grants were $7.07 and $1.1 million, respectively, for the three months ended April 1, 2017.
During the three months ended March 31, 2018, we granted 0.1 million stock options to certain employees and directors with a weighted-average exercise price per share of $17.45. During the three months ended April 1, 2017, we granted 0.7 million stock options to certain employees and directors with a weighted-average exercise price per share of $11.99.
The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

Three Months Ended
	March 31, 2018	April 1, 2017
Risk-free interest rate	2.30% - 2.72%	2.02 - 2.18%
Expected term (years)	6.25	6.25
Volatility	30.1% - 30.2%	33.3% - 33.7%
Expected dividend yield	—	—
A summary of stock option, RSU, PSU, and MSU activity for the three months ended March 31, 2018 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 30, 2017	4,486	6.68	$8.65	$42,892	1,850	$10.58
Granted(1)	107		$17.45		1,217	$17.39
Settled (RSUs and PSUs)	—		—		(213)	$9.51
Exercised	(228)		$5.49		—	—
Canceled and forfeited	(86)		$10.08		(252)	$11.42
Outstanding as of March 31, 2018	4,279	6.44	$9.01	$32,661	2,602	$13.77
Vested and exercisable as of March 31, 2018	2,599	4.91	$7.33	$24,530	N/A	N/A
____________________________
(1) For RSUs, includes time-based, performance-based, and market-based restricted stock units
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of March 29, 2017, the final trading day of the three months ended March 31, 2018, was $16.27. The total intrinsic value of options exercised and RSUs and PSUs vested was approximately $6.8 million and $2.9 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The aggregate fair value of the options that vested during the three months ended March 31, 2018 and April 1, 2017 was $0.7 million and $1.5 million, respectively.
As of March 31, 2018, total unrecognized compensation cost related to non-vested stock options and RSUs, including PSUs and MSUs, was approximately $6.7 million and $29.1 million, respectively, which is expected to be recognized over a

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

weighted-average period of 2.8 years and 3.1 years, respectively, to the extent they are probable of vesting. As of March 31, 2018, we had 2.6 million shares available for grant under the 2014 Plan.
Common Stock
As of March 31, 2018, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

March 31, 2018
Options issued and outstanding	4,279
Restricted stock units issued and outstanding	2,602
Common stock available for stock-based award grants under incentive award plans	2,576
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	4,851
Total	14,308
8. Net Income per Share Attributable to Common Stockholders
Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2018 and April 1, 2017, we applied the two-class method to calculate basic and diluted net income per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. We compute diluted net income per common share using net income as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Preferred Stock, including accrued dividends, outstanding during the period, except where the effect of such securities would be antidilutive.
The calculations of basic and diluted net income per share and basic and dilutive weighted-average shares outstanding for the three months ended March 31, 2018 and April 1, 2017 were as follows (in thousands, except per share data):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Numerator:
Basic:
Net income attributable to common stockholders	$1,741	$192
Dilutive
Net income attributable to common stockholders	$1,741	$192
Plus: undistributed earnings allocated to participating securities	956	632
Less: undistributed earnings reallocated to participating securities	(936)	(630)
Net income attributable to common stockholders	$1,761	$194

Denominator:
Weighted-average shares outstanding - basic	30,551	29,149

Dilutive impact from:
Options outstanding	2,044	1,705
Restricted stock units	749	428
Weighted-average shares outstanding - dilutive	33,344	31,282

Net income per share attributable to common stockholders (Basic)	$0.06	$0.01
Net income per share attributable to common stockholders (Diluted)	$0.05	$0.01

The following equity shares were excluded from the calculation of diluted net income per share because their effect would have been antidilutive for the periods presented (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Stock options	954	2,962
Restricted stock units	294	1,391
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	4,851	4,596
The Series A Preferred Stock is considered antidilutive due to the fact that the two-class method was more dilutive when calculating dilutive net income per share attributable to common stockholders.
9. Preferred Stock
Preferred Stock consists of the following at March 31, 2018 and December 30, 2017 (in thousands, except shares):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference (as of June 29, 2023)	Carrying Value	Common Stock Issuable Upon Conversion (as of June 29, 2023)
March 31, 2018
Series A	46,350	June 29, 2016	46,350	$67,424	$50,939	6,421,369
December 30, 2017
Series A	46,350	June 29, 2016	46,350	$67,424	$50,259	6,421,369
Please refer to Form 10-K filed on February 27, 2018 for further detail on the Series A Redeemable Convertible Preferred Stock.
10. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% beginning January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities, valuation allowance requirements, and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. No adjustments were identified for the three months ended March 31, 2018. In addition, we plan to continue to monitor interpretations and guidance related to the Act and incorporate these matters into our analysis when additional information becomes available.
We recorded an income tax benefit of $0.7 million for the three months ended March 31, 2018. The tax benefit recorded for the three months ended March 31, 2018 primarily relates to excess tax benefits recorded from the taxable compensation on share-based awards. The tax benefit is partially off-set by tax expenses pertaining to amortization of goodwill for tax purposes, for which there is no corresponding book deduction, foreign taxes in certain foreign jurisdictions, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
We recorded income tax expense of $0.2 million for the three months ended April 1, 2017. The tax expense recorded for the three months ended April 1, 2017 primarily related to the amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
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
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
United States	$42,537	$39,842
International	4,788	3,524
Total revenue	$47,325	$43,366

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017

United States	90%	92%
International	10%	8%
Total revenue	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
12. Restructuring Charges
During the quarter ended September 30, 2017, we ceased use of 25,812 square feet of our 108,743 square foot headquarters facility located in Waltham, Massachusetts. We recorded a lease obligation charge of $3.1 million. The lease obligation charge comprised of restructuring expense, including sublease income and construction costs, net of deferred rent liabilities of $2.6 million. Additionally, we wrote-off $0.5 million of lease-hold improvements related to the space. In order to estimate the lease obligation charges included in the restructuring expense, we made certain assumptions, including the time period it will take to obtain a subtenant, construction costs, and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The restructuring charge was recorded as restructuring expense in the consolidated statements of operations for the three and nine months ended September 30, 2017.
In the first quarter of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space. This resulted in an additional $0.5 million of restructuring charges in the first quarter of fiscal 2018.
The following table presents the change in restructuring liability from December 30, 2017 to March 31, 2018 (in thousands):

March 31, 2018
Restructuring Liability
Balance as of December 30, 2017	$3,494
Restructuring charges	187
Payments	(21)
Changes in estimate	258
Accretion of sublease liability	(279)
Balance as of March 31, 2018	$3,639

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018
(unaudited)

13. Other Income, net
Other income, net, consisted of the following (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Interest income	$140	$66
Interest expense	(3)	(1)
Gain on foreign exchange	426	236
Other expense, net	(1)	—
Total other income, net	$562	$301
14. Related Party Transactions

We had the following transactions with related parties as of and during the three months ended March 31, 2018:
CapitalG LP
On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 9. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all related affiliates of Alphabet Inc. are considered to be related parties. We had the following transactions with Alphabet Inc. and its affiliates during the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenue	$637	$392
Selling and marketing expense	$3,036	$3,102

We had the following transactions with Alphabet Inc. and its affiliates as of March 31, 2018 and December 30, 2017 (in thousands):

	Period Ended
	March 31, 2018	December 30, 2017
Accounts receivable	$440	$301
Unbilled accounts receivable	$358	$222
Accounts payable	$268	$128
Accrued expense	$1,005	$542
Deferred revenue	$138	$1
West of Everything, the successor of West Studios, LLC
In fiscal 2016, we entered into a professional services agreement with West of Everything, the successor of West Studios, LLC (“West”). We consider West to be a related party because one of our board members is acting as a Managing Director of the entity. Under the terms of the agreement, we incurred an aggregate of $1.4 million in service fees between the fourth quarter of fiscal 2016 and the second quarter of fiscal 2017, prior to terminating the agreement in the second quarter of fiscal 2017. During the six months ended July 1, 2017, we incurred $1.2 million of selling and marketing expenses related to our West relationship, of which $0.6 million was incurred in the three months ended April 1, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed on March 9, 2017. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from our expectations.
Overview
We are the world’s largest online marketplace for finding and managing family care. We have more than 28.4 million members, including 16.2 million families and 12.2 million caregivers, spanning over 20 countries. We help families address their particular lifecycle of care needs, which may include child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced steady growth in revenue and members. Our members increased to 28.4 million as of March 31, 2018 from 24.0 million as of April 1, 2017, representing a 18% annual growth rate. Our revenue has increased to $47.3 million for the three months ended March 31, 2018 from $43.4 million for the three months ended April 1, 2017. We experienced net income of $2.7 million and $0.8 million in the three months ended March 31, 2018 and April 1, 2017, respectively.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per paying family - U.S. Consumer Business):

	As of
	March 31, 2018	April 1, 2017
Total members	28,420	24,030
Total families	16,195	13,593
Total caregivers	12,225	10,437
Paying families - U.S. Consumer Business	299	292
Monthly average revenue per paying family - U.S. Consumer Business	$40	$41
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested enough in them to have registered. Our total members increased 18% as of March 31, 2018, compared to the corresponding period in the prior fiscal year.

Total Families. We define total families as the number of paying families and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total families also includes subscribers of our Care.com HomePay service. Our total families increased 19% as of March 31, 2018, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 17% as of March 31, 2018, compared to the corresponding period in the prior fiscal year.
Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 2% as of March 31, 2018, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Paying Family - U.S. Consumer Business. We define monthly average revenue per paying family, or ARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe ARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families - while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business ARPPF as of March 31, 2018 decreased 2.4% compared to the same period in the prior fiscal year.
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
Because of these limitations, you should consider adjusted EBITDA alongside our GAAP financial results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$2,697	$824

Federal, state and franchise taxes	(439)	294
Other income, net	(562)	(301)
Depreciation and amortization	463	601
EBITDA	2,159	1,418

Stock-based compensation	3,712	1,603
Merger and acquisition related costs	176	—
Restructuring related costs	462	—
Litigation related costs	—	75
Software implementation costs	153	—
Severance related costs	67	31
Adjusted EBITDA	$6,729	$3,127
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed on March 9, 2017 with the exception of the adoption of ASU 2014-09. Please refer to Note 3 for further detail.
Recently Issued and Adopted Accounting Pronouncements
For information on recent accounting pronouncements, including our adoption of ASU 2014-09, “Revenue from Contracts with Customers,” see Recently Issued and Adopted Accounting Standards in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended
	March 31, 2018	April 1, 2017

Revenue	$47,325	$43,366
Cost of revenue	9,443	8,766
Operating expenses:
Selling and marketing	16,857	19,197
Research and development	8,288	5,989
General and administrative	10,467	8,255
Depreciation and amortization	418	424
Restructuring charges	462	—
Total operating expenses	36,492	33,865
Operating income	1,390	735
Other income, net	562	301
Income before income taxes	1,952	1,036
(Benefit from) provision for income taxes	(745)	212
Net income	2,697	824
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(680)	(602)
Net income attributable to Series A Redeemable Convertible Preferred Stock	(276)	(30)
Net income attributable to common stockholders	$1,741	$192

Net income per share attributable to common stockholders (Basic)	$0.06	$0.01
Net income per share attributable to common stockholders (Diluted)	$0.05	$0.01

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	30,551	29,149
Diluted	33,344	31,282
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017

Cost of revenue	$64	$92
Selling and marketing	474	246
Research and development	809	281
General and administrative	2,365	984
Total stock-based compensation	$3,712	$1,603

The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenue	100%	100%
Cost of revenue	20%	20%
Operating expenses:
Selling and marketing	36%	44%
Research and development	18%	14%
General and administrative	22%	19%
Depreciation and amortization	1%	1%
Restructuring charges	1%	—%
Total operating expenses	77%	78%
Operating income	3%	2%
Other income, net	1%	1%
Income before income taxes	4%	2%
(Benefit from) provision for income taxes	(2)%	—%
Net income	6%	2%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1)%	(1)%
Net income attributable to Series A Redeemable Convertible Preferred Stock	(1)%	—%
Net income attributable to common stockholders	4%	—%
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
Our U.S. matching solutions provide families access to job posting features, search features, caregiver profiles and content and are offered directly to consumers. Access to this platform is free of charge for basic members. Paying family members pay a monthly, quarterly or annual subscription fee to connect directly with caregivers and to utilize enhanced tools such as third-party background checks. Paying caregiver members pay a subscription fee for priority notification of jobs, messaging services and to perform third-party background checks on themselves. Subscription payments are received from all paying members at the time of sign-up and are recognized on a daily basis over the subscription term as the services are delivered once the revenue recognition criteria are met (refer to Note 3 for a description of the revenue recognition criteria).
Our payments solutions provide families several options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services. Revenue related to Care.com HomePay, our household payroll and tax service, is primarily generated through quarterly subscriptions and recognized on a daily ratable basis over the period the services are provided.
Other Revenue

Other revenue includes revenue generated through contracts that provide corporate employers access to certain of our products and services, including on-demand back-up care, through our Care@Work solution. This product offering is typically sold through the use of an annual contract with an automatic renewal clause. Revenue related to this offering is recognized on a daily basis over the subscription term. Additionally, other revenue includes revenue generated from international markets. This revenue is typically recognized on a daily basis over the term of a member’s subscription. We also generate revenue through our marketing solutions offering, which is designed to provide care-related businesses an efficient and cost-effective way to target qualified families seeking care services, and through our recruiting solutions offering, which allows care-related businesses to recruit caregivers for full-time and part-time employment. Revenue related to these product offerings is typically recognized over the subscription term.

	Three Months Ended		Period-to-Period Change
	March 31, 2018	April 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Revenue	$47,325	$43,366	$3,959	9%
Comparison of the Three Months Ended March 31, 2018 and April 1, 2017
The change was primarily attributed to an increase of $2.5 million in our consumer matching solutions business, principally related to a higher number of paying families and caregivers. Additionally, there was an increase of $1.0 million in Care@Work, and an increase of $0.4 million in our consumer payment solutions business.
Cost of Revenue
Our cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including variable matching and payments servicing costs such as personnel costs for customer support, transaction fees related to credit card payments, the cost of background checks run on both families and caregivers and costs associated with back-up care. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions and website intangible assets. We currently expect cost of revenue to increase on an absolute basis in the near term as we continue to expand our related customer base.

	Three Months Ended		Period-to-Period Change
	March 31, 2018	April 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$9,443	$8,766	$677	8%
Percentage of revenue	20%	20%
Comparison of the Three Months Ended March 31, 2018 and April 1, 2017
The change was primarily related to increased compensation-related costs of $0.5 million and credit card fees of $0.3 million. These were partially offset by a decrease of $0.2 million in member servicing and background checks.
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

	Three Months Ended		Period-to-Period Change
	March 31, 2018	April 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$16,857	$19,197	$(2,340)	(12)%
Percentage of revenue	36%	44%
Comparison of the Three Months Ended March 31, 2018 and April 1, 2017
The change was primarily related to a reduction in spending principally related to acquisition marketing expense, of $2.4 million, as we continue to focus on unpaid channels.
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

	Three Months Ended		Period-to-Period Change
	March 31, 2018	April 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Research and development	$8,288	$5,989	$2,299	38%
Percentage of revenue	18%	14%
Comparison of the Three Months Ended March 31, 2018 and April 1, 2017
The change was primarily related to increases in compensation-related costs and third-party resources for consulting expense of $2.1 million and $0.1 million, respectively.
General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include: third-party resources; cyber security risk mitigation costs; legal and accounting services; acquisition-related costs; insurance premiums; and facilities. We expect that our general and administrative expenses will increase on an absolute basis in the near term as we continue to expand our business to support our operations as a publicly traded company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer insurance premiums and investor relations costs.

	Three Months Ended		Period-to-Period Change
	March 31, 2018	April 1, 2017	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$10,467	$8,255	$2,212	27%
Percentage of revenue	22%	19%

Comparison of the Three Months Ended March 31, 2018 and April 1, 2017
The change was primarily related to higher compensation related expense of $2.2 million, principally attributable to higher stock-based compensation costs.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. We expect that depreciation and amortization expenses will decrease as our business is not capital intensive.

	Three Months Ended		Period-to-Period Change
	March 31, 2018	April 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$418	$424	$(6)	(1)%
Percentage of revenue	1%	1%
Comparison of the Three Months Ended March 31, 2018 and April 1, 2017
The change was primarily attributed to certain intangible assets reaching the end of their useful lives during the prior year. This was partially off-set by new amortization associated with the Town & Country acquisition in the first quarter of fiscal 2018. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $1.8 million.
Restructuring Charges

	Three Months Ended		Period-to-Period Change
	March 31, 2018	April 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$462	$—	$462	100%
Percentage of revenue	1%	—%
During the quarter ended September 30, 2017, we recorded a lease obligation charge of $3.1 million, as we met the cease-use date requirements for a portion of the facility where our corporate headquarters are located. In order to estimate the lease obligation charges included in the restructuring expense, we made certain assumptions, including the time period it will take to obtain a subtenant and certain sublease rates. In the first quarter of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the cease use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space. This resulted in an additional $0.5 million of restructuring charges in the first quarter of fiscal 2018.
Other Income, net
Other income, net, consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change
	March 31, 2018	April 1, 2017	$ Change	% Change

Other income, net	$562	$301	$261	87%
Percentage of revenue	1%	1%
Comparison of the Three Months Ended March 31, 2018 and April 1, 2017
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the weakening of the US dollar against the Euro and British Pound Sterling during the three months ended March 31, 2018 compared to the three months ended April 1, 2017.
(Benefit From) Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change
	March 31, 2018	April 1, 2017	$ Change	% Change
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(745)	$212	$(957)	(451)%
Percentage of revenue	(2)%	—%

Comparison of the Three Months Ended March 31, 2018 and April 1, 2017
We recorded an income tax benefit of $0.7 million for the three months ended March 31, 2018. The tax benefit recorded for the three months ended March 31, 2018 primarily relates to excess tax benefits recorded from the taxable compensation on share-based awards. The tax benefit is partially off-set by tax expenses pertaining to amortization of goodwill for tax purposes, for which there is no corresponding book deduction, foreign taxes in certain foreign jurisdictions, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
In comparison, we recorded income tax expense of $0.2 million for the three months ended April 1, 2017. The tax expense recorded for the three months ended April 1, 2017 primarily related to the amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there is no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flow provided by (used in):
Operating activities	$9,443	$4,585
Investing activities	(5,243)	(271)
Financing activities	868	1,330
Effect of exchange rates on cash balances	91	(421)
Increase in cash and cash equivalents	$5,159	$5,223
As of March 31, 2018, we had cash and cash equivalents and short-term investments of $107.0 million, which consisted of $91.9 million in cash and cash equivalents and $15.1 million in short-term investments. Cash and cash equivalents and short-term investments consist of cash, certificates of deposit, and money market funds. Cash held internationally as of March 31, 2018 was $8.6 million. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014 and issuance of Series A Redeemable Convertible Preferred Stock in June 2016, and to a lesser extent from the exercise of employee stock options. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Three Months Ended March 31, 2018
Cash from operating activities provided $9.4 million during the three months ended March 31, 2018. This amount resulted from a net income of $2.7 million, adjusted for non-cash items of $2.9 million, and a net $3.8 million increase in cash due to changes in working capital.
Non-cash expenses within net income consisted primarily of $3.7 million for stock-based compensation and $0.5 million of depreciation and amortization expense. This was partially offset by $0.8 million of deferred tax assets and $0.4 million of foreign currency remeasurement gain.
Increases in operating liabilities and operating assets resulted in a net source of $3.8 million of cash within operating activities. The increase in working capital was primarily due to increases in deferred revenue, accrued expense and other current liabilities, accounts payable, and other non-current liabilities of $4.4 million, $0.6 million, $0.5 million, and $0.3 million, respectively. These were partially offset by increases accounts receivable and prepaid expense and other current assets of $1.1 million and $0.9 million, respectively.
Three Months Ended April 1, 2017
Cash from operating activities provided $4.6 million during the three months ended April 1, 2017. This amount resulted from a net income of $0.8 million, adjusted for non-cash items of $2.6 million, and a net $1.2 million source of cash due to changes in working capital.
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

Investing Activities
Three Months Ended March 31, 2018
Cash used in investing activities totaled $5.2 million, which was primarily related to the acquisition of Town & Country and purchases of property and equipment of $5.0 million and $0.1 million, respectively. During the first half of 2017, we purchased $15.0 million of short term investments. These matured in the first quarter of 2018, and the $15.1 million was reinvested in the first quarter of 2018.
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
Financing Activities
Three Months Ended March 31, 2018
Cash provided by financing activities totaled $0.9 million, which was attributed to the exercise of common stock options.
Three Months Ended April 1, 2017
Cash provided by financing activities totaled $1.3 million, which was attributed to the exercise of common stock options.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the three months ended March 31, 2018 and April 1, 2017.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and commitments to make potential future milestone earn-out payments as part of the Town & Country acquisition. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017, except as set forth below.
On January 9, 2018, we entered into an agreement to acquire Town & Country, a premium home staffing agency in the San Francisco Bay Area, pursuant to which we have a commitment to make two potential future milestone earn-outs payments of $1.0 million and $1.0 million to be earned consecutively over one-year periods. Refer to “Item 1. Financial Statements and Supplementary Data” and “Note 4, Business Acquisition.”
On March 7, 2018, we entered into a 3-year extension for our Austin, Texas property lease related to our HomePay solutions business. The extension will commence on May 1, 2019, and we will pay an aggregate of approximately $2.2 million over the 3-year lease period.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2018 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of March 31, 2018 or April 1, 2017. Under our current investment policy, we invest our excess cash in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings arising in the ordinary course of our business. Please refer to Note 6, “Contingencies” in the Notes to the Consolidated Financial Statements for more information regarding certain proceedings.  Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, potential injury to our reputation, and other factors.
ITEM 1A.    RISK FACTORS
There have not been any material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 30, 2017, filed on February 27, 2018. However, you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

CARE.COM, INC.

Dated: May 8, 2018	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 8, 2018	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)