Form 10-Q/A
period 2018-03-31
Care.com Inc
filed 2018-05-09
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

On May 8, 2018, Care.com, Inc. (the “Company”) filed a Quarterly Report on Form 10-Q (the “Report”) with the Securities and Exchange Commission to report the Company’s financial results for the first quarter ended on March 31, 2018. This Amendment No. 1 to the Report amends and restates Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" to correct the understated number of Paying families - U.S. Consumer Business as of March 31, 2018 and the related disclosure regarding period-over-period growth of this metric in the section entitled "Key Business Metrics." The remainder of the Report remains unchanged.
Except as described above, no changes have been made to the Report. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report, and any filings made with the SEC subsequent to the filing of the Report.

PART I

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
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per paying family - U.S. Consumer Business):

	As of
	March 31, 2018	April 1, 2017
Total members	28,420	24,030
Total families	16,195	13,593
Total caregivers	12,225	10,437
Paying families - U.S. Consumer Business	318	292
Monthly average revenue per paying family - U.S. Consumer Business	$40	$41
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
Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 9% as of March 31, 2018, compared to the corresponding period in the prior fiscal year.
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
PART II. OTHER INFORMATION
ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed with this Form 10-Q/A	Form	Filing Date with SEC	Exhibit Number
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARE.COM, INC.

Dated: May 9, 2018	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 9, 2018	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)