Form 10-Q
period 2018-06-30
Care.com Inc
filed 2018-07-30
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of July 24, 2018, there were 31,264,180 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$98,455	$86,728
Short-term investments	15,099	15,000
Accounts receivable (net of allowance of $139 and $102, respectively) (1)	4,714	5,171
Unbilled accounts receivable (2)	5,692	5,454
Prepaid expenses and other current assets	6,235	4,883
Total current assets	130,195	117,236
Property and equipment, net	3,469	3,651
Intangible assets, net	2,188	1,142
Goodwill	64,603	60,281
Other non-current assets	2,708	2,066
Total assets	$203,163	$184,376

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$2,042	$1,873
Accrued expenses and other current liabilities (4)	16,928	17,086
Current contingent acquisition consideration	485	—
Deferred revenue (5)	21,579	18,626
Total current liabilities	41,034	37,585
Non-current contingent acquisition consideration	428	—
Deferred tax liability	1,327	1,292
Other non-current liabilities	6,347	5,779
Total liabilities	49,136	44,656
Contingencies (see Note 6)	—	—
Series A Redeemable Convertible Preferred Stock, $0.001 par value - 46 shares designated; 46 shares issued and outstanding at June 30, 2018 and December 30, 2017; at aggregate liquidation and redemption value at June 30, 2018 and December 30, 2017, respectively	51,604	50,259
Stockholders' equity
Preferred Stock: $0.001 par value - authorized 5,000 shares at June 30, 2018 and December 30, 2017, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 31,239 and 30,390 shares issued and outstanding at June 30, 2018 and December 30, 2017, respectively	31	30
Additional paid-in capital	276,580	266,030
Accumulated deficit	(174,484)	(177,145)
Accumulated other comprehensive income	296	546
Total stockholders' equity	102,423	89,461
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$203,163	$184,376

See accompanying notes to the condensed consolidated financial statements

(1) Includes accounts receivable due from related party of $896 and $307 at June 30, 2018 and December 30, 2017, respectively (Note 14)
(2) Includes unbilled accounts receivable due from related party of $389 and $222 at June 30, 2018 and December 30, 2017, respectively (Note 14)
(3) Includes accounts payable due to related party of $10 and $128 at June 30, 2018 and December 30, 2017, respectively (Note 14)
(4) Includes accrued expenses and other current liabilities due to related party of $780 and $542 at June 30, 2018 and December 30, 2017, respectively (Note 14)
(5) Includes deferred revenue associated with related party of $92 and $2 at June 30, 2018 and December 30, 2017, respectively (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Revenue (1)	$45,966	$41,972	$93,291	$85,338
Cost of revenue	9,823	9,000	19,266	17,766
Operating expenses:
Selling and marketing (2)	15,901	17,853	32,758	37,050
Research and development	8,492	6,666	16,780	12,655
General and administrative	11,593	8,433	22,060	16,688
Depreciation and amortization	411	423	829	847
Restructuring charges	17	—	479	—
Total operating expenses	36,414	33,375	72,906	67,240
Operating (loss) income	(271)	(403)	1,119	332
Other (expense) income, net	(768)	1,008	(206)	1,309
(Loss) Income before income taxes	(1,039)	605	913	1,641
Benefit from income taxes	(870)	(1,068)	(1,615)	(856)
Net (loss) income	(169)	1,673	2,528	2,497
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(665)	(660)	(1,345)	(1,262)
Net income attributable to Series A Redeemable Convertible Preferred Stock	—	(139)	(163)	(169)
Net (loss) income attributable to common stockholders	$(834)	$874	$1,020	$1,066

Net (loss) income per share attributable to common stockholders (Basic):	$(0.03)	$0.03	$0.03	$0.04
Net (loss) income per share attributable to common stockholders (Diluted):	$(0.03)	$0.03	$0.03	$0.03

Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	30,591	29,556	30,792	29,352
Diluted	30,591	32,220	33,486	31,746

(1) Includes related party revenue of $705 and $432 for the three months ended June 30, 2018 and July 1, 2017, respectively. Includes related party revenue of $1,342 and $825 for the six months ended June 30, 2018 and July 1, 2017, respectively. (Note 14)
(2) Includes related party expenses of $2,617 and $4,120 for the three months ended June 30, 2018 and July 1, 2017, respectively. Includes related party expenses of $5,653 and $7,820 for the six months ended June 30, 2018 and July 1, 2017, respectively. (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net (loss) income	$(169)	$1,673	$2,528	$2,497

Other comprehensive (loss) income:
Foreign currency translation adjustments	(450)	493	(250)	521
Comprehensive (loss) income	$(619)	$2,166	$2,278	$3,018

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities
Net income	$2,528	$2,497
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,700	3,551
Depreciation and amortization	924	1,199
Deferred income taxes	(1,691)	196
Contingent consideration expense	19	—
Loss on impairment of intangible assets	142	—
Foreign currency remeasurement loss	478	1,157
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	441	(1,448)
Unbilled accounts receivable	(241)	(191)
Prepaid expenses and other current assets	390	(1,358)
Other non-current assets	(381)	—
Accounts payable	178	879
Accrued expenses and other current liabilities	(715)	1,258
Deferred revenue	3,086	3,469
Other non-current liabilities	780	(69)
Net cash provided by operating activities	14,638	11,140

Cash flows from investing activities
Purchases of property and equipment; and software	(399)	(387)
Payments for acquisitions, net of cash acquired	(5,309)	—
Purchase of short-term investment	(15,099)	(15,000)
Sale of short-term investment	15,000	15,000
Net cash used in investing activities	(5,807)	(387)

Cash flows from financing activities
Proceeds from exercise of common stock options	3,192	2,037
Net cash provided by financing activities	3,192	2,037

Effect of exchange rate changes on cash and cash equivalents	(296)	(2,045)
Net increase in cash and cash equivalents and restricted cash	11,727	10,745
Cash and cash equivalents and restricted cash, beginning of the period	86,728	61,094
Cash and cash equivalents and restricted cash, end of the period	$98,455	$71,839

Supplemental disclosure of cash flow activities
Cash paid for taxes	$429	$—

See accompanying notes to the condensed consolidated financial statements

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$58	$15
Series A Redeemable Convertible Preferred Stock dividend accretion	$1,345	$1,262

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
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
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, our business is affected by a variety of factors. For example, we believe that negative changes in any of the following areas could have a significant negative effect on our future financial position, results of operations or cash flows: rates of revenue growth; member engagement and usage of our existing and new products; protection of our brand; retention of qualified employees and key personnel; management of our growth; scaling and adaptation of existing technology and network infrastructure; competition in our market; performance of acquisitions and investments; protection of our intellectual property; protection of customers’ information and privacy concerns; security measures related to our website; access to capital at acceptable terms; outcomes of governmental investigations or other legal proceedings.
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
There have been no material changes in our significant accounting policies for the three and six months ended June 30, 2018 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, with the exception of the adoption of the Financial Accounting Standards Board’s Accounting Standard Update 2014-09 in the first quarter of fiscal 2018. Refer below to “Recently Issued and Adopted Accounting Pronouncements” for further information.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

Subsequent Events Consideration
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. Please refer to Note 15 - Subsequent Events for further information.
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
Recently Adopted Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which allowed SEC registrants to record provisional amounts in earnings for the year ended December 30, 2017 due to the complexities involved in accounting for the enactment of the Tax Cut and Jobs Act of 2017 (“the Act”). SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) was released in December 2017. Refer to Note 10 for further information regarding the provisional amounts recorded as of December 30, 2017 and June 30, 2018.
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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations - Clarifying the Definition of a Business.” This ASU provides further guidance for identifying whether a set of assets and activities is a business by providing a screen outlining that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. We adopted this ASU at the beginning of fiscal 2018 on a prospective basis. Refer to Note 4 for further discussion regarding the business combination we completed in the quarters ended March 31, 2018 and June 30, 2018.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Since ASU 2014-09 was issued, several additional ASUs were issued and incorporated within ASC 606 to clarify various elements of the guidance. We adopted ASU 2014-09 and the subsequent ASU’s in the first quarter of fiscal 2018 using the modified retrospective method approach for contracts that

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

were not completed as of December 31, 2017. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
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
Recently Issued Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting.” This guidance simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The guidance is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. When adopting we will apply the new guidance to equity-classified nonemployee awards for which a measurement date has not been established and liability-classified nonemployee awards that have not been settled as of the date of adoption by recognizing a cumulative-effect adjustment to accumulated deficit as of the beginning of the annual period of adoption. We plan to early adopt ASU 2018-07. We do not expect that the adoption of ASU 2018-07 will have a material impact on our consolidated financial position and results of operations.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us in our first quarter of fiscal 2020, and earlier adoption is permitted. The modified-retrospective approach is required for adoption. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance requires an entity to recognize a right-of-use asset and a lease liability for all of its leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Since ASU 2016-02 was issued, several additional ASUs were issued and incorporated within ASC 842 to clarify various elements of the guidance. The guidance is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. We will adopt the standard using the modified retrospective approach and are still evaluating whether we will elect the practical expedients allowed in the standard. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial position and results of operations; however, we expect that the adoption of ASU 2016-02 will primarily impact our real-estate leases.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

2. Fair Value Measurements
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 30, 2017 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	June 30, 2018				December 30, 2017
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$17,939	$—	$—	$17,939	$17,810	$—	$—	$17,810
Certificates of deposit	17,381	—	—	17,381	17,282	—	—	17,282
Total assets	$35,320	$—	$—	$35,320	$35,092	$—	$—	$35,092

Liabilities:
Contingent acquisition consideration	$—	$—	$913	$913	$—	$—	$—	$—
Total liabilities	$—	$—	$913	$913	$—	$—	$—	$—
The following table sets forth a summary of changes in fair value of our contingent acquisition consideration liability, which represents the recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

June 30, 2018
Contingent Acquisition Consideration
Beginning balance - December 30, 2017	$—
Contingent consideration liability recorded in connection with Town & Country acquisition	894
Accretion of contingent consideration liability	19
Ending balance - June 30, 2018	$913
We recorded our estimate of the fair value of contingent consideration associated with the Town & Country Resources, Inc. (“Town and Country”) acquisition based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration and weighted probability assumptions of these outcomes. The fair value of the liability was estimated using the Monte Carlo simulation with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of the achievement of certain financial and operational metrics, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the merger agreement. Changes in these assumptions may change the valuation of the liability. There were no changes in the probability of the earn-out payment from the acquisition date through June 30, 2018.  The cash portion of the contingent consideration liability has been discounted to reflect the time value of money, and therefore, as the milestone dates approach, the fair value of this liability will increase. Changes in fair value are recorded in general and administrative expense in the accompanying consolidated statements of operations.
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, restructuring liabilities, intangible assets and goodwill. In the three and six months ended June 30, 2018 and July 1, 2017, no significant remeasurements were necessary. Other financial

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
In the quarter ended September 30, 2017, we ceased use of 25,812 square feet of the Company’s headquarters facility and recorded a restructuring liability. We have updated our estimate in subsequent periods, as discussed in Note 12. These estimates include assumptions for the time period it will take to obtain a subtenant, construction costs, and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, and could result in an adjustment to the restructuring liability. In the first quarter of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space. We discounted the estimated future cash flows to arrive at fair value. This resulted in an additional $0.5 million of restructuring charges, which were primarily incurred in the first quarter of fiscal 2018. The restructuring accrual is a level 3 measurement.
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

	ASC 605	ASC 606 Adjustment	ASC 606
	June 30, 2018		June 30, 2018
Assets
Other non-current assets	2,077	631	2,708
Total assets	$202,532	$631	$203,163

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Deferred revenue	21,335	244	21,579
Total current liabilities	40,790	244	41,034
Other non-current liabilities	6,169	178	6,347
Total liabilities	48,714	422	49,136
Stockholders' equity
Accumulated deficit	(174,693)	209	(174,484)
Total stockholders' equity	102,214	209	102,423
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$202,532	$631	$203,163

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

	ASC 605	ASC 606 Adjustment	ASC 606	ASC 605	ASC 606 Adjustment	ASC 606
	Three Months Ended		Three Months Ended	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018	June 30, 2018		June 30, 2018
Revenue	$46,100	$134	$45,966	$93,594	$303	$93,291
Operating expenses:
Selling and marketing	16,185	284	15,901	33,137	379	32,758
Total operating expenses	36,698	284	36,414	73,285	379	72,906
Operating (loss) income	(421)	(150)	(271)	1,043	(76)	1,119
(Loss) Income before income taxes	(1,189)	(150)	(1,039)	837	(76)	913
Net (loss) income	$(319)	$(150)	$(169)	$2,452	$(76)	$2,528
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
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

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
First, our Care@Work offering provides a comprehensive suite of services that employers can offer their employees as an employee benefit. Key examples include the following:

•	Consumer matching solutions (i.e., access to the Care.com platform)

•	On-demand back-up care services for employees needing alternative care arrangements for their child or senior;

•	Senior care planning services; and,

•	Consumer payment solution services.
Second, our recruiting and marketing solutions offering, which serves care-related businesses - such as day care centers, nanny agencies and home care agencies - that wish to market their services to Care.com’s care-seeking families and recruit Care.com’s caregiver members.
Performance Obligations and Timing of Satisfaction
For the Care@Work offering, we typically use a straight-line approach to recognize revenue because we provide a stand-ready service that enables access over the contract term. Additionally, for contracts with a specific point-in-time performance obligation, we typically satisfy the performance obligation upon delivery to the customer.
For our recruiting and marketing solutions offering, we typically satisfy performance obligations as services are rendered over the contract term. Additionally, for contracts with a specific point-time performance obligation, we typically satisfy the performance obligation upon delivery to the customer.
Timing of Payments and Satisfaction of Performance Obligations
Payments are due in accordance with the contractual terms of the contract. For the majority of contracts, payment is typically received in advance of services being rendered, resulting in deferred revenue. Deferred revenue is typically recognized ratably over the contract term, or in the instances that the performance obligation is completed at a specific point-in-time, we typically recognize revenue when the performance obligation is delivered to the customer. Additionally, there are instances in which we have met revenue recognition criteria in advance of billing schedules, which results in an unbilled receivable.
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
For on-demand back-up care services, including the employee co-pay portion of the service, there is variable consideration associated with customer overages of back-up care days usage. We have determined that this variable consideration is

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

constrained, meaning that we cannot estimate the total consideration that we will earn for back-up care overage. The decision to constrain the variability associated with customer overages of back-up care day usage is based on two considerations:
(1) our history of back-up care overages is of limited predictive value for future overages given that customers do not historically have the same trends in their usage of back-up care days, and;
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
The following table presents our revenue disaggregated by major service lines for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Business-to-Consumer
Matching Solutions	$33,949	$67,151
Payment Solutions	5,998	14,430
Business-to-Business
Care@Work Solutions	4,146	8,101
Recruiting and Marketing Solutions and other	1,873	3,609
Total revenue	$45,966	$93,291
The following table presents our revenue disaggregated by timing of transfer of services for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Over-time	41,522	84,182
Point-in-time	4,444	9,109
Total revenue	$45,966	$93,291
Contract Balances
The increase in the deferred revenue balance for the six months ended June 30, 2018 was primary driven by cash payments received for our obligation to perform future services, offset by $15.6 million of revenue recognized that was included in the deferred revenue balance as of December 30, 2017.
Transaction Price Allocated to the Remaining Performance Obligations
For performance obligations that are part of contracts that have an original expected duration of greater than one year, we expect to recognize $1.2 million and $0.3 million of revenue related to our Care@Work offering in the remainder of fiscal 2018 and fiscal 2019 related to performance obligations that are currently unsatisfied (or partially satisfied) as of June 30, 2018.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

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
Contract Costs
We capitalize sales commissions for new customer contracts in our business-to-business solutions offerings. Capitalized commission are amortized over the period of expected benefit, which is the customer life and is estimated to be approximately 5-years. As of June 30, 2018, capitalized commissions are $0.6 million. For the three and six months ended June 30, 2018, amortized commission expense was $21.0 thousand and $39.0 thousand, respectively.
For renewal commissions with a renewal term of one-year of less, we applied the practical expedient and expense commission when incurred because the amortization period would have been one-year or less. These costs are recorded within sales and marketing expense.
4. Business Acquisitions
On January 9, 2018, we entered into an asset purchase agreement with Town & Country, a premium home staffing agency in the San Francisco Bay Area, pursuant to which we acquired certain assets for total potential consideration of $7.0 million, consisting of $5.0 million as an up-front payment, and two earn-outs of $1.0 million and $1.0 million to be earned consecutively over one-year periods. We estimated the fair value of the contingent consideration at the acquisition date to be $1.0 million and thus included this in the total accounting purchase price of $6.0 million. The preliminary purchase price of $6.0 million was allocated to assets and liabilities as follows: $4.8 million of goodwill, $1.2 million in identified intangible assets, consisting primarily of caregiver relationships and Town & Country trade-name, and working capital assets and liabilities, which were immaterial. The goodwill is primarily derived from synergies we expect as a result of the deal.
Pro forma information related to Town & Country was not presented as the impact of the acquisition on our consolidated results of operations is not significant.
On May 31, 2018, we entered into an asset purchase agreement with Galore, Inc. (“Galore”), an e-commerce marketplace for parents to discover and purchase activities for their children and a SaaS platform for businesses providing family activities to offer those activities for purchase online, pursuant to which we acquired certain assets of Galore for total consideration of $0.3 million as an up-front payment, and two earn-out payments ranging from $0.3 - $0.5 million in year one and $0.7 - $0.9 million in year 2, based upon certain revenue achievement metrics. Due to on-going service requirements pertaining to the earn-outs, the amounts are being recognized as compensation expense over the required employment period. The purchase price of $0.3 million was allocated to an identified intangible asset, consisting of proprietary software.
Pro forma information related to Galore was not presented as the impact of the acquisition on our consolidated results of operations is not significant.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 30, 2017	$60,281
Effect of currency translation	(480)
Business acquisition	4,802
Balance as of June 30, 2018	$64,603
The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

June 30, 2018
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,754	(4,388)	366	5.2
Proprietary software	5,561	(4,988)	573	4.2
Internal software	223	(112)	111	2.1
Leasehold interests	170	(149)	21	0.9
Caregiver relationships	971	(406)	565	2.5
Customer relationships	8,556	(8,245)	310	4.5
Total	$20,477	$(18,288)	$2,188

December 30, 2017
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,469	(4,337)	132	1.5
Proprietary software	5,328	(5,188)	140	1.0
Internal software	264	(163)	101	2.2
Leasehold interests	170	(137)	33	1.4
Customer relationships	8,844	(8,350)	494	5.2
Total	$19,317	$(18,175)	$1,142
Amortization expense was $0.3 million and $0.5 million for the six months ended June 30, 2018 and July 1, 2017, respectively. Of these amounts, $0.2 million and $0.1 million was classified as a component of depreciation and amortization, and $0.1 million and $0.4 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the six months ended June 30, 2018 and July 1, 2017, respectively.
In the second quarter of 2018, we decided to sunset our BigTent community platform offering, as we have made the decision to focus our community efforts through other channels. As a result of this decision, the remaining customer relationship intangible asset associated with the acquisition of BigTent was impaired, resulting in a $0.1 million impairment loss recorded within general and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

As of June 30, 2018, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2018 remaining	375
2019	549
2020	464
2021	226
2022	220
Thereafter	112
Total	$1,946
6. Contingencies
Legal matters
From time to time we are involved in regulatory, governmental and law enforcement inquiries, investigations and subpoenas, as well as legal proceedings, that arise in the ordinary course of our business. Each reporting period, we evaluate whether or not a loss contingency related to such matters is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. If a loss is probable and the potential estimate of the loss is a range, we evaluate if there is a point within the range that appears at the time to be a better estimate than any other point in the range, and if so, that amount is accrued. If we conclude that no amount in the range appears to be a better estimate than any other, we accrue the minimum amount in the range. We monitor developments in legal matters that could affect estimates we have previously accrued and update our estimates as appropriate based on subsequent developments.
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
Additionally, in the fourth quarter of fiscal 2017, we received a demand for payments totaling approximately $4.9 million plus additional yet to be determined amounts relating to two government investigations, one by the Marin County, California District Attorney’s Office and one by the San Francisco, California District Attorney’s Office. The Marin County District Attorney’s Office investigation relates to the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website. The San Francisco District Attorney’s Office investigation relates to the accuracy and clarity of our disclosures about the sex offender registry search available to consumers through our website.  We are cooperating with these investigations and are in discussion with both District Attorney’s Offices to resolve both matters.  We have determined that it is probable that we will incur a loss in connection with these matters and have accrued an amount based on the low end of the range of our reasonable estimate of this loss.  Notwithstanding the foregoing, no assurance can be given as to the timing or outcome of these investigations or any other inquiries, investigations or legal proceedings involving the Company.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

7. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Cost of revenue	$68	$105	$132	$197
Selling and marketing	722	295	1,196	541
Research and development	1,220	370	2,029	651
General and administrative	2,978	1,178	5,343	2,162
Total stock-based compensation	$4,988	$1,948	$8,700	$3,551
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the six months ended June 30, 2018, we granted 0.5 million time-based restricted stock units (RSUs) to certain employees, advisors and directors, 0.3 million performance-based RSUs (“PSUs”) to certain members of management, and 0.5 million market-based RSUs (“MSUs”) to senior management.
In the first quarter of fiscal 2018, we issued 0.3 million PSUs. The number of PSUs that become eligible to vest for each recipient will be determined in the first quarter of 2019 based upon our level of achievement of certain financial targets for fiscal 2018. To the extent any PSUs become eligible to vest, they generally will vest over a two-year period, retroactive to March 2018, as continued services are performed. PSUs granted in 2017 and 2016 are vesting over a three-year and four-year period, respectively, retroactive to the grant date of the applicable award. We are recognizing expense using the graded-vesting method based on our estimate of the number of PSUs that will vest. If there is a change in the estimate of the number of PSUs that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
Additionally, in the first quarter of fiscal 2018, we issued 0.5 million MSUs to senior management. The MSUs awarded will vest at any point during a five-year performance period, from 2018 through 2023, based on the achievement of a specified 120-day volume-weighted average closing share price targets, which is a market condition, or a change-in-control event above a certain share price, and if vested, will be issued in the form of common stock. The MSUs were valued at $13.99 - $16.34 per share using the Monte Carlo simulation model for the specified price targets. The stock-based compensation expense associated with the MSUs will be recognized over a weighted average derived service period of 0.88 - 1.60 years. If the market condition or the performance condition is not achieved during the five-year performance period, then the shares will be forfeited.
RSUs are not included in issued and outstanding common stock until the shares are vested and released. With the exception of MSUs, the fair value of an RSU and PSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share.  The weighted-average grant-date fair value per vested RSU and PSU share and the total fair value of vested shares from RSU and PSU grants was $9.60 and $3.5 million, respectively, for the six months ended June 30, 2018. The weighted-average grant-date fair value of vested RSU and PSU shares and total fair value of vested shares from RSU and PSU grants were $7.46 and $2.1 million, respectively, for the six months ended July 1, 2017.
During the six months ended June 30, 2018, we granted 0.1 million stock options to certain employees and directors with a weighted average exercise price per share of $17.44. During the six months ended July 1, 2017, we granted 0.9 million stock options to certain employees and directors with a weighted average exercise price per share of $12.62.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

Six Months Ended
	June 30, 2018	July 1, 2017
Risk-free interest rate	2.30% - 2.72%	1.86 - 2.18%
Expected term (years)	6.25	6.25
Volatility	42.1% - 42.1%	32.89% - 33.37%
Expected dividend yield	—	—
A summary of stock option, RSU, PSU, and MSU activity for the six months ended June 30, 2018 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 30, 2017	4,486	6.68	$8.65	$42,892	1,850	$10.58
Granted(1)	108		$17.44		1,284	$17.56
Settled (RSUs and PSUs)	—		—		(363)	$9.60
Exercised	(478)		$6.71		—	—
Canceled and forfeited	(114)		$9.42		(257)	$11.39
Outstanding as of June 30, 2018	4,002	6.40	$9.10	$47,174	2,514	$14.20
Vested and exercisable as of June 30, 2018	2,465	5.02	$7.34	$33,412	N/A	N/A
____________________________
(1) For RSUs, includes time-based, performance-based, and market-based restricted stock units
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of June 29, 2018, the final trading day of the six months ended June 30, 2018, was $20.88. The total intrinsic value of options exercised and RSUs and PSUs vested was approximately $12.8 million and $7.2 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The aggregate fair value of the options that vested during the six months ended June 30, 2018 and July 1, 2017 was $1.2 million and $1.2 million, respectively.
As of June 30, 2018, total unrecognized compensation cost related to non-vested stock options and RSUs, including PSUs and MSUs, was approximately $6.3 million and $25.7 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 3.0 years, respectively, to the extent they are probable of vesting. As of June 30, 2018, we had 2.5 million shares available for grant under the 2014 Plan.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

Common Stock
As of June 30, 2018, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

June 30, 2018
Options issued and outstanding	4,002
Restricted stock units issued and outstanding	2,514
Common stock available for stock-based award grants under incentive award plans	2,540
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	4,915
Total	13,971
8. Net (Loss) Income per Share Attributable to Common Stockholders
Basic net (loss) income per share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2018 and July 1, 2017, we applied the two-class method to calculate basic and diluted net income per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. We compute diluted net (loss) income per common share using net (loss) income as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Preferred Stock, including accrued dividends, outstanding during the period, except where the effect of such securities would be antidilutive.
The calculations of basic and diluted net (loss) income per share and basic and dilutive weighted-average shares outstanding for the three and six months ended June 30, 2018 and July 1, 2017 were as follows (in thousands, except per share data):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Basic:
Net (loss) income attributable to common stockholders	$(834)	$874	$1,020	$1,066
Dilutive:
Net (loss) income attributable to common stockholders	$(834)	$874	$1,020	$1,066
Plus: undistributed earnings allocated to participating securities	—	799	1,508	1,431
Less: undistributed earnings reallocated to participating securities	—	(788)	(1,496)	(1,420)
Net (loss) income attributable to common stockholders	$(834)	$885	$1,032	$1,077

Denominator:
Weighted-average shares outstanding - basic	30,591	29,556	30,792	29,352

Dilutive impact from:
Options outstanding	—	1,962	1,967	1,786
Restricted stock units	—	702	727	608
Weighted-average shares outstanding - dilutive	30,591	32,220	33,486	31,746

Net (loss) income per share attributable to common stockholders (Basic):	$(0.03)	$0.03	$0.03	$0.04
Net (loss) income per share attributable to common stockholders (Diluted):	$(0.03)	$0.03	$0.03	$0.03

The following equity shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock options	4,002	1,398	971	1,292
Restricted stock units	2,514	24	685	14
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	4,915	4,659	4,915	4,659
The Series A Preferred Stock is considered antidilutive due to the fact that the two-class method was more dilutive when calculating dilutive net income per share attributable to common stockholders.
9. Preferred Stock
Preferred Stock consists of the following at June 30, 2018 and December 30, 2017 (in thousands, except shares):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference (as of June 29, 2023)	Carrying Value	Common Stock Issuable Upon Conversion (as of June 29, 2023)
June 30, 2018
Series A	46,350	June 29, 2016	46,350	$67,424	$51,604	6,421,369
December 30, 2017
Series A	46,350	June 29, 2016	46,350	$67,424	$50,259	6,421,369
Please refer to Form 10-K filed on February 27, 2018 for further detail on the Series A Redeemable Convertible Preferred Stock.
10. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% beginning January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities, valuation allowance requirements, and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. No adjustments were identified for the three and six months ended June 30, 2018. In addition, we plan to continue to monitor interpretations and guidance related to the Act and incorporate these matters into our analysis when additional information becomes available.
We recorded an income tax benefit of $0.9 million and $1.1 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and $1.6 million and $0.9 million for the six months ended June 30, 2018 and July 1, 2017. The tax benefit recorded for the three and six months ended June 30, 2018 primarily relates to excess tax benefits recorded from the taxable compensation on share-based awards. The tax benefit for the three and six months ended June 30, 2018 is partially off-set by tax expenses pertaining to amortization of goodwill for tax purposes, for which there is no corresponding book deduction, foreign taxes in certain foreign jurisdictions, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
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
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
United States	$41,363	$38,336	$83,900	$78,178
International	4,603	3,636	9,391	7,160
Total revenue	$45,966	$41,972	$93,291	$85,338

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(As a percentage of revenue)
United States	90%	91%	90%	92%
International	10%	9%	10%	8%
Total revenue	100%	100%	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
12. Restructuring Charges
During the quarter ended September 30, 2017, we ceased use of an additional 25,812 square feet of our 108,743 square foot headquarters facility in Waltham, Massachusetts. We recorded a lease obligation charge of $3.1 million. The lease obligation charge comprised of restructuring expense, including sublease income and construction costs, net of deferred rent liabilities of $2.6 million. Additionally, we wrote-off $0.5 million of lease-hold improvements related to the space. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The initial restructuring charge was recorded as restructuring expense in the consolidated statements of operations for the three and nine months ended September 30, 2017. In the first quarter of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space. This resulted in an additional $0.5 million of restructuring charges in the first quarter of fiscal 2018.
The following table presents the change in restructuring liability from December 30, 2017 to June 30, 2018 (in thousands):

June 30, 2018
Restructuring Liability
Balance as of December 30, 2017	$3,494
Restructuring charges	187
Change in estimates	258
Other payments	(232)
Net rent payments	(585)
Accretion of sublease liability	34
Balance as of June 30, 2018	$3,156
13. Other (Expense) Income, net
Other (expense) income, net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest income	$168	$93	$308	$159
Interest expense	(21)	(1)	(24)	(2)
(Loss) Gain on foreign exchange	(915)	916	(489)	1,152
Other expense, net	—	—	(1)	—
Total other (expense) income, net	$(768)	$1,008	$(206)	$1,309
14. Related Party Transactions

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(unaudited)

We had the following transactions with related parties as of and during the three and six months ended June 30, 2018:
CapitalG LP
On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 9. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all related affiliates of Alphabet Inc. are considered to be related parties. We had the following transactions with Alphabet Inc. and its affiliates during the three and six months ended June 30, 2018 and July 1, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	$705	$430	$1,342	$822
Selling and marketing expense	$2,617	$3,521	$5,653	$6,623
We had the following transactions with Alphabet Inc. and its affiliates as of June 30, 2018 and December 30, 2017 (in thousands):

	Period Ended
	June 30, 2018	December 30, 2017
Accounts receivable	$896	$301
Unbilled accounts receivable	$389	$222
Accounts payable	$10	$128
Accrued expense	$780	$542
Deferred revenue	$92	$1
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
Trusted Labs, Inc.
On July 12, 2018, we entered into a stock purchase agreement with Trusted Labs, Inc. (“Trusted”), an on-demand child care provider offering service in the San Francisco Bay Area and New York City, pursuant to which we acquired the outstanding shares of Trusted for total potential consideration of $8.0 million, consisting of an up-front payment of $4.5 million, up to $2.2 million in retention payments, earn-out payments of up to $1.0 million in aggregate to be earned consecutively over three-quarters following the closing, and payments of $0.3 million to settle liabilities. Given that the acquisition closed on July 12, 2018, we determined it was impractical to provide all the disclosure required for a business combination pursuant to ASC 805, Business Combinations, and we will provide applicable disclosures required under ASC 805, Business Combinations in a future filing.

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
Overview
We are the world’s largest online marketplace for finding and managing family care. We have more than 29.6 million members, including 16.9 million families and 12.7 million caregivers, spanning over 20 countries. We help families address their particular lifecycle of care needs, which may include child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced steady growth in revenue and members. Our members increased to 29.6 million as of June 30, 2018 from 25.2 million as of July 1, 2017, representing a 17% annual growth rate. Our revenue has increased to $93.3 million for the six months ended June 30, 2018 from $85.3 million for the six months ended July 1, 2017. We experienced net income of $2.5 million and $2.5 million in the six months ended June 30, 2018 and July 1, 2017, respectively.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per paying family - U.S. Consumer Business):

	As of
	June 30, 2018	July 1, 2017
Total members	29,560	25,198
Total families	16,874	14,239
Total caregivers	12,686	10,959
Paying families - U.S. Consumer Business	324	294
Monthly average revenue per paying family - U.S. Consumer Business	$37	$38
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested enough in them to have registered. Our total members increased 17% as of June 30, 2018, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying families and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total families also includes subscribers of our Care.com HomePay service. Our total families increased 19% as of June 30, 2018, compared to the corresponding period in the prior fiscal year.

Total Caregivers. We define total caregivers as the number of caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 16% as of June 30, 2018, compared to the corresponding period in the prior fiscal year.
Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 10% as of June 30, 2018, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Paying Family - U.S. Consumer Business. We define monthly average revenue per paying family, or ARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe ARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families - while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business ARPPF as of June 30, 2018 decreased by 3% compared to the same period in the prior fiscal year.
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
Because of these limitations, you should consider adjusted EBITDA alongside our GAAP financial results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net (loss) income	$(169)	$1,673	$2,528	$2,497

Federal, state and franchise taxes	(783)	(1,004)	(1,222)	(710)
Other expense (income), net	768	(1,008)	206	(1,309)
Depreciation and amortization	461	598	924	1,199
EBITDA	277	259	2,436	1,677

Stock-based compensation	4,988	1,948	8,700	3,551
Merger and acquisition related costs	335	95	511	95
Restructuring related costs	17	—	479	—
Litigation related costs	20	—	20	75
Software implementation costs	150	216	303	216
Severance related costs	—	90	67	121
Impairment of intangible assets	142	—	142	—
Adjusted EBITDA	$5,929	$2,608	$12,658	$5,735
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed on February 27, 2018 with the exception of the adoption of ASU 2014-09. Please refer to Note 3 of the notes to the condensed consolidated financial statements for further detail.
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Revenue	$45,966	$41,972	$93,291	$85,338
Cost of revenue	9,823	9,000	19,266	17,766
Operating expenses:
Selling and marketing	15,901	17,853	32,758	37,050
Research and development	8,492	6,666	16,780	12,655
General and administrative	11,593	8,433	22,060	16,688
Depreciation and amortization	411	423	829	847
Restructuring charges	17	—	479	—
Total operating expenses	36,414	33,375	72,906	67,240
Operating (loss) income	(271)	(403)	1,119	332
Other (expense) income, net	(768)	1,008	(206)	1,309
(Loss) Income before income taxes	(1,039)	605	913	1,641
Benefit from income taxes	(870)	(1,068)	(1,615)	(856)
Net (loss) income	(169)	1,673	2,528	2,497
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(665)	(660)	(1,345)	(1,262)
Net income attributable to Series A Redeemable Convertible Preferred Stock	—	(139)	(163)	(169)
Net (loss) income attributable to common stockholders	$(834)	$874	$1,020	$1,066

Net (loss) income per share attributable to common stockholders (Basic):	$(0.03)	$0.03	$0.03	$0.04
Net (loss) income per share attributable to common stockholders (Diluted):	$(0.03)	$0.03	$0.03	$0.03

Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	30,591	29,556	30,792	29,352
Diluted	30,591	32,220	33,486	31,746
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Cost of revenue	$68	$105	$132	$197
Selling and marketing	722	295	1,196	541
Research and development	1,220	370	2,029	651
General and administrative	2,978	1,178	5,343	2,162
Total stock-based compensation	$4,988	$1,948	$8,700	$3,551

The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	100%	100%	100%	100%
Cost of revenue	21%	21%	21%	21%
Operating expenses:
Selling and marketing	35%	43%	35%	43%
Research and development	18%	16%	18%	15%
General and administrative	25%	20%	24%	20%
Depreciation and amortization	1%	1%	1%	1%
Restructuring charges	—%	—%	1%	—%
Total operating expenses	79%	80%	78%	79%
Operating (loss) income	(1)%	(1)%	1%	—%
Other (expense) income, net	(2)%	2%	—%	2%
(Loss) Income before income taxes	(2)%	1%	1%	2%
Benefit from income taxes	(2)%	(3)%	(2)%	(1)%
Net (loss) income	—%	4%	3%	3%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1)%	(2)%	(1)%	(1)%
Net income attributable to Series A Redeemable Convertible Preferred Stock	—%	—%	—%	—%
Net (loss) income attributable to common stockholders	(2)%	2%	1%	1%
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
Our U.S. matching solutions provide families access to job posting features, search features, caregiver profiles and content and are offered directly to consumers. Access to this platform is free of charge for basic members. Paying family members pay a monthly, quarterly or annual subscription fee to connect directly with caregivers and to utilize enhanced tools such as third-party background checks. Paying caregiver members pay a subscription fee for priority notification of jobs, messaging services and to perform third-party background checks on themselves. Subscription payments are received from all paying members at the time of sign-up and are recognized on a daily basis over the subscription term as the services are delivered once the revenue recognition criteria are met (refer to Note 3 of the notes to the condensed consolidated financial statements for a description of the revenue recognition criteria).
Our payments solutions provide families several options to manage their financial relationship with their caregiver through the use of household employer payroll and tax services. Revenue related to Care.com HomePay, our household payroll and tax service, is primarily generated through quarterly subscriptions and recognized on a daily ratable basis over the period the services are provided.
Other Revenue

Other revenue includes revenue generated through contracts that provide corporate employers access to certain of our products and services, including on-demand back-up care, through our Care@Work solution. This product offering is typically sold through the use of an annual contract with an automatic renewal clause. Revenue related to this offering is recognized on a daily basis over the contract term. Additionally, other revenue includes revenue generated from international markets. This revenue is typically recognized on a daily basis over the term of a member’s subscription. We also generate revenue through our marketing solutions offering, which is designed to provide care-related businesses an efficient and cost-effective way to target qualified families seeking care services, and through our recruiting solutions offering, which allows care-related businesses to recruit caregivers for full-time and part-time employment. Revenue related to these product offerings is typically recognized in the period earned.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Revenue	$45,966	$41,972	$3,994	10%	$93,291	$85,338	$7,953	9%
Comparison of the Three Months Ended June 30, 2018 and July 1, 2017
The change was primarily attributed to an increase of $2.9 million in our consumer matching solutions business, principally attributable to a higher number of paying families and caregivers. Additionally, there was a $0.9 million increase in Care@Work, and an increase of $0.2 million in our consumer payment solution business.
Comparison of the Six Months Ended June 30, 2018 and July 1, 2017
The change was primarily attributed to an increase of $5.5 million in our consumer matching solutions business, principally related to a higher number of paying families and caregivers. Additionally, there was an increase of $1.9 million in Care@Work, and an increase of $0.6 million in our consumer payment solutions business.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$9,823	$9,000	$823	9%	$19,266	$17,766	$1,500	8%
Percentage of revenue	21%	21%			21%	21%

Comparison of the Three Months Ended June 30, 2018 and July 1, 2017
The change was primarily related to increased compensation-related costs of $0.7 million, credit card fees of $0.3 million, and IT hosting related costs of $0.2 million. These were partially offset by a decrease of $0.5 million related to costs in member servicing and background checks.
Comparison of the Six Months Ended June 30, 2018 and July 1, 2017
The change was related to increased compensation-related costs of $1.3 million, credit card fees of $0.6 million, and IT hosting related costs of $0.4 million. These were partially offset by a decrease of $0.8 million in member servicing and background checks.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$15,901	$17,853	$(1,952)	(11)%	$32,758	$37,050	$(4,292)	(12)%
Percentage of revenue	35%	43%			35%	43%
Comparison of the Three Months Ended June 30, 2018 and July 1, 2017
The change primarily related to a reduction in spending principally related to acquisition marketing expense of $2.7 million, as we continue to focus on unpaid channels. This was partially offset by increases in compensation-related costs of $0.7 million.
Comparison of the Six Months Ended June 30, 2018 and July 1, 2017
The change was primarily related to a reduction in spending principally related to acquisition marketing expense of $5.1 million, as we continue to focus on unpaid channels. This was partially offset by increases in compensation-related costs of $0.9 million.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Research and development	$8,492	$6,666	$1,826	27%	$16,780	$12,655	$4,125	33%
Percentage of revenue	18%	16%			18%	15%
Comparison of the Three Months Ended June 30, 2018 and July 1, 2017
The change was primarily related to increases in compensation-related costs of $2.4 million. This was partially off-set by decreases in third-party resources for consulting expense of $0.8 million.
Comparison of the Six Months Ended June 30, 2018 and July 1, 2017
The change was primarily related to increases in compensation-related costs of $4.5 million. This was partially off-set by decreases in third-part resources for consulting expense of $0.7 million.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$11,593	$8,433	$3,160	37%	$22,060	$16,688	$5,372	32%
Percentage of revenue	25%	20%			24%	20%
Comparison of the Three Months Ended June 30, 2018 and July 1, 2017
The change was primarily related to higher compensation-related costs, primarily attributable to stock-based compensation expense, of $2.4 million. Additionally, there were increases in third-party resources for consulting expense and IT-related expense of $0.2 million, $0.2 million, respectively.
Comparison of the Six Months Ended June 30, 2018 and July 1, 2017
The change was primarily related to higher compensation related expense of $4.7 million, and to a lesser extent increases in third-party resources for IT-related expense and consulting expense of $0.3 million and $0.2 million, respectively.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. Overall, we expect that depreciation and amortization expenses will decrease as a percentage of revenue.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$411	$423	$(12)	(3)%	$829	$847	$(18)	(2)%
Percentage of revenue	1%	1%			1%	1%
Comparison of the Three and Six Months Ended June 30, 2018 and July 1, 2017
The change was primarily attributed to certain intangible assets reaching the end of their useful lives during the prior year. This was partially off-set by new amortization associated with the Town & Country acquisition in the first quarter of fiscal 2018. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $1.9 million.
Restructuring Charges

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$17	$—	$17	100%	$479	$—	$479	100%
Percentage of revenue	—%	—%			1%	—%
Comparison of Three and Six Months Ended June 30, 2018 and July 1, 2017
In the first quarter of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the cease use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space. This resulted in an additional $0.5 million of restructuring charges for the three and six months ended June 30, 2018.

Other (Expense) Income, net
Other (expense) income, net, consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Other (expense) income, net	$(768)	$1,008	$(1,776)	(176)%	$(206)	$1,309	$(1,515)	(116)%
Percentage of revenue	(2)%	2%			—%	2%
Comparison of the Three and Six Months Ended June 30, 2018 and July 1, 2017
The change was primarily driven by the unfavorable movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the Euro and British Pound Sterling during the three and six months ended June 30, 2018 compared to the three and six months ended July 1, 2017.
Benefit for Income Taxes
Benefit for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
	(in thousands, except percentages)
Benefit from income taxes	$(870)	$(1,068)	$198	(19)%	$(1,615)	$(856)	$(759)	89%
Percentage of revenue	(2)%	(3)%			(2)%	(1)%
Comparison of the Three Months Ended June 30, 2018 and July 1, 2017
The change primarily related to excess tax benefits recorded from the taxable compensation on share-based awards.
Comparison of the Six Months Ended June 30, 2018 and July 1, 2017
The change was primarily related to the excess tax benefits from the taxable compensation on share-based awards, partially offset by tax expense pertaining to amortization of goodwill for tax purposes, for which there is no corresponding book deduction, foreign taxes in certain foreign jurisdictions, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flow provided by (used in):
Operating activities	$14,638	$11,140
Investing activities	(5,807)	(387)
Financing activities	3,192	2,037
Effect of exchange rates on cash balances	(296)	(2,045)
Increase in cash and cash equivalents	$11,727	$10,745
As of June 30, 2018, we had cash and cash equivalents and short-term investments of $113.6 million, which consisted of $98.5 million in cash and cash equivalents and $15.1 million in short-term investments. Cash and cash equivalents and short-term investments consist of cash, certificates of deposit, and money market funds. Cash held internationally as of June 30, 2018 was $8.9 million. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Six Months Ended June 30, 2018
Cash from operating activities provided $14.6 million during the six months ended June 30, 2018. This amount resulted from a net income of $2.5 million, adjusted for non-cash items of $8.6 million, and a net $3.5 million source of cash due to changes in working capital accounts.
Non-cash expenses within net income consisted primarily of $8.7 million for stock-based compensation, $0.9 million of depreciation and amortization expense, $0.5 million of foreign currency remeasurement loss. This was partially offset by $1.7 million of deferred taxes.
Increases in operating liabilities and operating assets resulted in a net source of $3.5 million of cash within operating activities. The increase of cash within operating activities was primarily due to increases in deferred revenue, other non-current liabilities, and accounts payable of $3.1 million, $0.8 million, and $0.2 million, respectively, and decreases in accounts receivable and prepaid expense and other current assets of $0.4 million and $0.4 million, respectively. These were partially offset by decreased in accrued expenses and other current liabilities of $0.7 million and increases in unbilled accounts receivable of $0.2 million.
Six Months Ended July 1, 2017
Cash from operating activities provided $11.1 million during the six months ended July 1, 2017. This amount resulted from a net income of $2.5 million, adjusted for non-cash items of $6.1 million, and a net $2.5 million source of cash due to changes in working capital accounts.
Non-cash expenses within net income consisted primarily of $3.6 million for stock-based compensation, $1.2 million of depreciation and amortization expense, and $1.2 million of foreign currency remeasurement loss.
Increases in operating liabilities and operating assets resulted in a net source of $2.5 million of cash within operating activities. The increase of cash within operating activities was primarily due to increases in deferred revenue, accrued expenses and other current liabilities, and accounts payable of $3.5 million, $1.3 million, and $0.9 million, respectively. These were partially off-set by increases in accounts receivable, prepaid expense and other current assets, and unbilled receivables of $1.4 million, $1.4 million, and $0.2 million, respectively.

Investing Activities
Six Months Ended June 30, 2018
Cash used in investing activities totaled $5.8 million, which was primarily related to the acquisitions of Town & Country and Galore of $5.3 million, and purchases of property, equipment and software of $0.4 million. During the first half of fiscal 2017, we purchased $15.0 million of short-term investments. These matured in the first quarter of fiscal 2018, and the $15.1 million was reinvested in the first quarter of fiscal 2018.
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
Financing Activities
Six Months Ended June 30, 2018
Cash provided by financing activities totaled $3.2 million, which was attributed to the exercise of common stock options.
Six Months Ended July 1, 2017
Cash provided by financing activities totaled $2.0 million, which was attributed to the exercise of common stock options.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the six months ended June 30, 2018 and July 1, 2017.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and acquisitions. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017, except as set forth below.
On January 9, 2018, we entered into an asset purchase agreement to acquire Town & Country, a premium home staffing agency in the San Francisco Bay Area, pursuant to which we have a commitment to make two potential future milestone earn-outs payments of $1.0 million and $1.0 million to be earned consecutively over one-year periods. Refer to “Item 1. Financial Statements and Supplementary Data” and “Note 4, Business Acquisition.”
On March 7, 2018, we entered into a 3-year extension for our Austin, Texas property lease related to our HomePay solutions business. The extension will commence on May 1, 2019, and we will pay an aggregate of approximately $2.2 million over the 3-year lease period.
On May 31, 2018, we entered into an asset purchase agreement to with Galore, an e-commerce marketplace for parents to discover and purchase activities for their children and a SaaS platform for businesses providing family activities to offer those activities for purchase online, pursuant to which we acquired certain assets for total consideration of $0.3 million as an up-front payment, and two earn-out payments ranging from $0.3 - $0.5 million in year one and $0.7 - $0.9 million in year 2, based upon certain revenue achievement metrics. Due to certain requirements pertaining to the earn-outs, the amounts are being recognized as compensation expense over the required employment period. Refer to “Item 1. Financial Statements and Supplementary Data” and “Note 4, Business Acquisition.”
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2018 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of June 30, 2018 or July 1, 2017. Under our current investment policy, we invest our excess cash in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time we are involved in regulatory, governmental and law enforcement inquiries, investigations and subpoenas, as well as legal proceedings, that arise in the ordinary course of our business.  For example, we are currently subject to an investigation by the Marin County, California District Attorney’s Office regarding the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website.  We are also subject to an investigation by the San Francisco, California District Attorney’s Office regarding the accuracy and clarity of our disclosures about the sex offender registry search available to consumers through our website.   The Marin County District Attorney has proposed a settlement of approximately $4.9 million, plus additional yet-to-be-determined amounts, to resolve both investigations. We are cooperating with these investigations and are in discussion with both District Attorney’s Offices to resolve both matters.  We have determined that it is probable that we will incur a loss in connection with these matters and have accrued an amount based on the low end of the range of our reasonable estimate of this loss.  Notwithstanding the foregoing, no assurance can be given as to the timing or outcome of these investigations or any other inquiries, investigations or legal proceedings involving the Company.
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

CARE.COM, INC.

Dated: July 30, 2018	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 30, 2018	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)