Form 10-Q
period 2018-09-29
Care.com Inc
filed 2018-11-08
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of November 2, 2018, there were 31,796,789 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

See accompanying notes to the condensed consolidated financial statements

	September 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$84,573	$86,728
Short-term investments	35,099	15,000
Accounts receivable (net of allowance of $100 and $102, respectively) (1)	4,651	5,171
Unbilled accounts receivable (2)	6,076	5,454
Prepaid expenses and other current assets	8,620	4,883
Total current assets	139,019	117,236
Property and equipment, net	3,594	3,651
Intangible assets, net	4,356	1,142
Goodwill	68,441	60,281
Other non-current assets	3,017	2,066
Total assets	$218,427	$184,376

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$1,208	$1,873
Accrued expenses and other current liabilities (4)	23,233	17,086
Current contingent acquisition consideration	1,776	—
Deferred revenue (5)	22,131	18,626
Total current liabilities	48,348	37,585
Non-current contingent acquisition consideration	433	—
Deferred tax liability	1,358	1,292
Other non-current liabilities	6,562	5,779
Total liabilities	56,701	44,656
Contingencies (see Note 6)	—	—
Series A Redeemable Convertible Preferred Stock, $0.001 par value - 46 shares designated; 46 shares issued and outstanding at September 29, 2018 and December 30, 2017; at aggregate liquidation and redemption value at September 29, 2018 and December 30, 2017, respectively	52,322	50,259
Stockholders' equity
Preferred Stock: $0.001 par value - authorized 5,000 shares at September 29, 2018 and December 30, 2017, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 31,644 and 30,390 shares issued and outstanding at September 29, 2018 and December 30, 2017, respectively	32	30
Additional paid-in capital	281,694	266,030
Accumulated deficit	(172,632)	(177,145)
Accumulated other comprehensive income	310	546
Total stockholders' equity	109,404	89,461
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$218,427	$184,376
(1) Includes accounts receivable due from related party of $407 and $307 at September 29, 2018 and December 30, 2017, respectively (Note 14)
(2) Includes unbilled accounts receivable due from related party of $556 and $222 at September 29, 2018 and December 30, 2017, respectively (Note 14)
(3) Includes accounts payable due to related party of $0 and $128 at September 29, 2018 and December 30, 2017, respectively (Note 14)

See accompanying notes to the condensed consolidated financial statements

(4) Includes accrued expenses and other current liabilities due to related party of $1,366 and $542 at September 29, 2018 and December 30, 2017, respectively (Note 14)
(5) Includes deferred revenue associated with related party of $47 and $2 at September 29, 2018 and December 30, 2017, respectively (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Revenue (1)	$49,160	$44,536	$142,451	$129,874
Cost of revenue	11,532	9,345	30,798	27,111
Operating expenses:
Selling and marketing (2)	16,439	17,749	49,197	54,799
Research and development	8,860	6,202	25,640	18,857
General and administrative	10,987	8,840	33,047	25,528
Depreciation and amortization	416	419	1,245	1,266
Restructuring charges	89	2,978	568	2,978
Total operating expenses	36,791	36,188	109,697	103,428
Operating income (loss)	837	(997)	1,956	(665)
Other income (expense), net	38	612	(168)	1,921
Income (Loss) before income taxes	875	(385)	1,788	1,256
Benefit from income taxes	(977)	(647)	(2,592)	(1,503)
Net income	1,852	262	4,380	2,759
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(718)	(680)	(2,063)	(1,942)
Net income attributable to Series A Redeemable Convertible Preferred Stock	(155)	—	(321)	(113)
Net income (loss) attributable to common stockholders	$979	$(418)	$1,996	$704

Net income (loss) per share attributable to common stockholders (Basic):	$0.03	$(0.01)	$0.06	$0.02
Net income (loss) per share attributable to common stockholders (Diluted):	$0.03	$(0.01)	$0.06	$0.02

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	31,356	29,825	30,980	29,510
Diluted	33,880	32,521	33,633	32,085

(1) Includes related party revenue of $819 and $457 for the three months ended September 29, 2018 and September 30, 2017, respectively. Includes related party revenue of $2,161 and $1,281 for the nine months ended September 29, 2018 and September 30, 2017, respectively. (Note 14)
(2) Includes related party expenses of $2,912 and $3,655 for the three months ended September 29, 2018 and September 30, 2017, respectively. Includes related party expenses of $8,565 and $11,475 for the nine months ended September 30, 2018 and September 30, 2017, respectively. (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Net income	$1,852	$262	$4,380	$2,759

Other comprehensive income:
Foreign currency translation adjustments	14	203	(236)	724
Comprehensive income	$1,866	$465	$4,144	$3,483

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities
Net income	$4,380	$2,759
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,981	6,586
Depreciation and amortization	1,527	1,701
Deferred income taxes	(2,712)	(1,593)
Contingent consideration expense	29	—
Change in fair value of contingent consideration	257	—
Loss on impairment of intangible assets	142	—
Foreign currency remeasurement loss	606	1,671
Other non-cash operating expense	—	489
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	497	(1,290)
Unbilled accounts receivable	(625)	83
Prepaid expenses and other current assets	(1,448)	(1,362)
Other non-current assets	(693)	444
Accounts payable	(678)	(181)
Accrued expenses and other current liabilities	4,677	7,313
Deferred revenue	3,645	3,492
Other non-current liabilities	1,330	1,166
Net cash provided by operating activities	23,915	21,278

Cash flows from investing activities
Purchases of property and equipment; and software	(564)	(566)
Payments for acquisitions, net of cash acquired	(9,818)	—
Purchase of short-term investment	(35,099)	(15,000)
Sale of short-term investment	15,000	15,000
Payments for security deposits	—	(33)
Net cash used in investing activities	(30,481)	(599)

Cash flows from financing activities
Proceeds from exercise of common stock options	4,693	2,600
Net cash provided by financing activities	4,693	2,600

Effect of exchange rate changes on cash and cash equivalents	(282)	(2,939)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,155)	20,340
Cash and cash equivalents and restricted cash, beginning of the period	86,728	61,094
Cash and cash equivalents and restricted cash, end of the period	$84,573	$81,434

Supplemental disclosure of cash flow activities

See accompanying notes to the condensed consolidated financial statements

Cash paid for taxes	$483	$101

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$297	$62
Series A Redeemable Convertible Preferred Stock dividend accretion	$2,063	$1,942

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
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
There have been no material changes in our significant accounting policies for the three and nine months ended September 29, 2018 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, with the exception of the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update (“ASU”) 2014-09 in the first quarter of fiscal 2018 and the adoption of FASB’s ASU 2018-07 in the third quarter of fiscal 2018. Refer below to “Recently Issued and Adopted Accounting Pronouncements” for further information.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

Subsequent Events Consideration
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the condensed consolidated financial statements as of and for the nine months ended September 29, 2018.
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
Recently Adopted Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting.” This guidance simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The guidance is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2018-07 as of the first day of the third quarter in fiscal 2018. The effect of adoption was immaterial.
In March 2018, the FASB issued Accounting Standard Update ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which allowed SEC registrants to record provisional amounts in earnings for the year ended December 30, 2017 due to the complexities involved in accounting for the enactment of the Tax Cut and Jobs Act of 2017 (“the Act”). SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) was released in December 2017. Refer to Note 10 for further information regarding the provisional amounts recorded as of December 30, 2017 and September 29, 2018.
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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations - Clarifying the Definition of a Business.” This ASU provides further guidance for identifying whether a set of assets and activities is a business by providing a screen outlining that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. We adopted this ASU at the beginning of fiscal 2018 on a prospective basis. Refer to Note 4 for further discussion regarding the business combination we completed in the period ended September 29, 2018.
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
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which requires that a customer in a cloud computing arrangement that is a service contract follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application is permitted. We are currently evaluating the impact of ASU 2018-15 on our consolidated financial statements and whether we will early adopt.
In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The guidance is effective for us in the first quarter of fiscal 2020. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for us in our annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted, and we are currently evaluating whether we will early adopt. ASU 2017-04 must be applied prospectively. We expect that ASU 2017-04 will simplify our measurement of goodwill impairment, if any of our reporting units have a zero or negative carrying value, or would fail Step 1 of the impairment test following the date of adoption.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us in our first quarter of fiscal 2020, and earlier adoption is permitted. The modified-retrospective approach is required for adoption. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance requires an entity to recognize a right-of-use asset and a lease liability for all of its leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Since ASU 2016-02 was issued, several additional ASUs were issued and incorporated within ASC 842 to clarify various elements of the guidance. The

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

guidance is effective for annual periods beginning after December 15, 2018. We will adopt the standard using the modified retrospective approach and currently plan to elect the Practical Expedient Package (ASC 842-10-65-1) upon adoption. We are continuing to evaluate the impact of the new standard on our consolidated financial position and results of operations, but have determined that there will be a material impact to our consolidated financial position upon adoption, as we expect to record a lease liability and a right to use asset on our consolidated balance sheets, increasing both total assets and total liabilities.
2. Fair Value Measurements
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 29, 2018 and December 30, 2017 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	September 29, 2018				December 30, 2017
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$18,047	$—	$—	$18,047	$17,810	$—	$—	$17,810
Certificates of deposit	37,181	—	—	37,181	17,282	—	—	17,282
Total assets	$55,228	$—	$—	$55,228	$35,092	$—	$—	$35,092

Liabilities:
Contingent acquisition consideration	$—	$—	$2,209	$2,209	$—	$—	$—	$—
Total liabilities	$—	$—	$2,209	$2,209	$—	$—	$—	$—
The following table sets forth a summary of changes in fair value of our contingent acquisition consideration liability, which represents the recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

September 29, 2018
Contingent Acquisition Consideration
Beginning balance - December 30, 2017	$—
Contingent consideration liability recorded in connection with acquisitions	1,923
Change in fair value of contingent consideration	257
Accretion of contingent consideration liability	29
Ending balance - September 29, 2018	$2,209
We recorded our estimates of the fair value of contingent consideration associated with the Town & Country Resources, Inc. (“Town and Country”) and Trusted Lab, Inc. (“Trusted Lab”) acquisitions based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent considerations and weighted probability assumptions of these outcomes. For both acquisitions, the fair value of the liability was estimated using the Monte Carlo simulation with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of the achievement of certain financial and operational metrics, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the merger agreements. Changes in these assumptions may change the valuation of the liability. In the third quarter of fiscal 2018, we updated the probability assumptions for one of the Town and Country earn-out payments, resulting in an additional $0.3 million charge. The cash portion of the contingent consideration liabilities have been discounted to reflect the time value of money, and therefore, as the milestone dates approach, the fair value of this liabilities will increase.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

Changes in fair value are recorded in general and administrative expense in the accompanying consolidated statements of operations.
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, restructuring liabilities, intangible assets and goodwill. In the three and nine months ended September 29, 2018 and September 30, 2017, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
In the quarter ended September 30, 2017, we ceased use of 25,812 square feet of the Company’s headquarters facility and recorded a restructuring liability. We have updated our estimate in subsequent periods, as discussed in Note 12. These estimates include assumptions for the time period it will take to obtain a subtenant, construction costs, and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, and could result in an adjustment to the restructuring liability. In the first and third quarters of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space during the first quarter of fiscal 2018 and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space during both the first and third quarters of fiscal 2018. We discounted the estimated future cash flows to arrive at fair value. This resulted in an additional $0.6 million of restructuring charges, of which $0.5 million was incurred in the first quarter of fiscal 2018 and $0.1 million was charged in the third quarter of fiscal 2018. The restructuring accrual is a level 3 measurement.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

	ASC 605	ASC 606 Adjustment	ASC 606
	September 29, 2018		September 29, 2018
Assets
Other non-current assets	2,127	890	3,017
Total assets	$217,537	$890	$218,427

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Deferred revenue	21,819	312	22,131
Total current liabilities	48,036	312	48,348
Other non-current liabilities	6,308	254	6,562
Total liabilities	56,135	566	56,701
Stockholders' equity
Accumulated deficit	(172,956)	324	(172,632)
Total stockholders' equity	109,080	324	109,404
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$217,537	$890	$218,427

	ASC 605	ASC 606 Adjustment	ASC 606	ASC 605	ASC 606 Adjustment	ASC 606
	Three Months Ended		Three Months Ended	Nine Months Ended		Nine Months Ended
	September 29, 2018		September 29, 2018	September 29, 2018		September 29, 2018
Revenue	$49,304	$144	$49,160	$142,898	$447	$142,451
Operating expenses:
Selling and marketing	16,698	259	16,439	49,835	638	49,197
Total operating expenses	37,050	259	36,791	110,335	638	109,697
Operating income	722	(115)	837	1,765	(191)	1,956
Income before income taxes	760	(115)	875	1,597	(191)	1,788
Net income	$1,737	$(115)	$1,852	$4,189	$(191)	$4,380
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
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
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
Transaction Price
Typically, each service offered through our consumer matching solution has only a single performance obligation. In the instances where there is more than one performance obligation, the allocation of the transaction price does not materially affect our revenue recognition, as generally these performance obligations are satisfied over the same term of the subscription or qualify to be accounted for as a series of services that are substantially the same and that have the same pattern of transfer.
This offering also includes a variable consideration component in the form of potential future refunds. As such, the transaction price is the subscription fee less the actual and estimated refunds, which accounts for the variability in the transaction price. This estimate is based on the expected value method, which uses our historical refunds to estimate reserves for refunds. Amounts related to chargebacks are recorded to bad debt expense for the portion of the service that has been rendered.
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
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

Performance Obligations and Timing of Satisfaction
For the Care@Work offering, we typically use a straight-line approach to recognize revenue because we provide a stand-ready service that enables access to our platform over the contract term. Additionally, for contracts with a specific point-in-time performance obligation, we typically satisfy the performance obligation upon delivery to the customer.
For our recruiting and marketing solutions offering, we typically use a straight-line approach to recognize revenue because we typically satisfy performance obligations as services are rendered over the contract term. Additionally, for contracts with a specific point-time performance obligation, we typically satisfy the performance obligation upon delivery to the customer.
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
For on-demand back-up care services, including the employee co-pay portion of the service, there is variable consideration associated with customer overages of back-up care usage. We have determined that this variable consideration is constrained, meaning that we cannot estimate the total consideration that we will earn for back-up care overage. The decision to constrain the variability associated with customer overages of back-up care day usage is based on two considerations:
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
The following table presents our revenue disaggregated by major service lines for the three and nine months ended September 29, 2018 (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018

Business-to-Consumer
Matching Solutions	$36,814	$103,965
Payment Solutions	6,058	20,488
Business-to-Business
Care@Work Solutions	4,367	12,468
Recruiting and Marketing Solutions and other	1,921	5,530
Total revenue	$49,160	$142,451
The following table presents our revenue disaggregated by timing of transfer of services for the three and nine months ended September 29, 2018 (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018

Over-time	44,955	129,137
Point-in-time	4,205	13,314
Total revenue	$49,160	$142,451
Contract Balances
The increase in the deferred revenue balance for the nine months ended September 29, 2018 was primary driven by cash payments received for our obligation to perform future services during fiscal 2018, offset by $17.6 million of revenue recognized that was included in the deferred revenue balance as of December 30, 2017.
Transaction Price Allocated to the Remaining Performance Obligations
For performance obligations that are part of contracts that have an original expected duration of greater than one year, we expect to recognize $0.3 million and $0.3 million of revenue related to our Care@Work offering in the remainder of fiscals 2018 and 2019, related to performance obligations that are currently unsatisfied (or partially satisfied) as of September 29, 2018.
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
Contract Costs
We capitalize sales commissions for new customer contracts in our business-to-business solutions offerings. Capitalized commission are amortized over the period of expected benefit, which is the customer life and is estimated to be approximately 5-years. As of September 29, 2018, capitalized commissions are $0.9 million. For the three and nine months ended September 29, 2018, amortized commission expense was $22.0 thousand and $61.0 thousand, respectively.
For renewal commissions with a renewal term of one-year of less, we applied the practical expedient and expense commission when incurred because the amortization period would have been one-year or less. These costs are recorded within sales and marketing expense.
4. Business Acquisitions
Town & Country
On January 9, 2018, we entered into an asset purchase agreement with Town & Country, a premium home staffing agency in the San Francisco Bay Area, pursuant to which we acquired certain assets for total potential consideration of $7.0 million,

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

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
Galore, Inc.
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
Trusted Lab, Inc.
On July 12, 2018, we entered into a stock purchase agreement with Trusted Labs, Inc. (“Trusted”), an on-demand child care provider offering service in the San Francisco Bay Area and New York City, pursuant to which we acquired the outstanding shares of Trusted for total potential consideration of $8.1 million, consisting of an up-front payment of $4.6 million, up to $2.2 million in retention payments, earn-out payments of up to $1.0 million in aggregate to be earned consecutively over three-quarters following the closing, and payments of $0.3 million to settle liabilities. We estimated the fair value of the contingent consideration at the acquisition date to be $1.0 million and thus included this in the total accounting purchase price of $5.6 million. The preliminary purchase price of $5.6 million was allocated to assets and liabilities as follows: $3.4 million of goodwill, $2.5 million in identified intangible assets, consisting primarily of proprietary software and care-giver relationships, and $0.3 million working capital liabilities, which were immaterial. The goodwill is primarily derived from synergies we expect as a result of the deal. Additionally, a discrete tax benefit of $0.6 million was recorded to account for the valuation allowance release primarily related to the acquired intangible assets which have increased fair market value basis for GAAP purposes but carryover basis for tax purposes.
We continue to gather information in the measurement period related to the accrued liabilities and contingent liabilities of Trusted as of the acquisition date and as that information is gathered we may identify opening balance sheet liabilities that could be material to our financial statements that are required to be recorded within the measurement period. At this time we cannot reliably estimate a range of potential liabilities.
Pro forma information related to the acquisitions in fiscal 2018 were not presented as the impact of the acquisition on our consolidated results of operations is not significant.
5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 30, 2017	$60,281
Effect of currency translation	(609)
Business acquisitions	8,769
Balance as of September 29, 2018	$68,441

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

September 29, 2018
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,750	(4,417)	333	5.2
Proprietary software	7,894	(5,164)	2,730	4.7
Internal software	223	(126)	97	1.9
Leasehold interests	170	(155)	15	0.6
Caregiver relationships	1,119	(474)	645	2.4
Customer relationships	8,551	(8,257)	294	4.3
Total	$22,949	$(18,593)	$4,356

December 30, 2017
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,469	(4,337)	132	1.5
Proprietary software	5,328	(5,188)	140	1.0
Internal software	264	(163)	101	2.2
Leasehold interests	170	(137)	33	1.4
Customer relationships	8,844	(8,350)	494	5.2
Total	$19,317	$(18,175)	$1,142
Amortization expense was $0.7 million and $0.6 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. Of these amounts, $0.4 million and $0.2 million was classified as a component of depreciation and amortization, and $0.3 million and $0.4 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the nine months ended September 29, 2018 and September 30, 2017, respectively.
In the second quarter of 2018, we decided to sunset our BigTent community platform offering, as we have made the decision to focus our community efforts through other channels. As a result of this decision, the remaining customer relationship intangible asset associated with the acquisition of BigTent was impaired, resulting in a $0.1 million impairment loss recorded within general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended September 29, 2018.
As of September 29, 2018, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2018 remaining	314
2019	1,058
2020	973
2021	718
2022	691
Thereafter	360
Total	$4,114

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

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
  In the first quarter of fiscal 2017, we received a demand for payments totaling approximately $1.5 million relating to a government inquiry which commenced in 2016.  We determined that it is probable that we will incur a loss in connection with this matter and accrued an amount as of December 31, 2016 based on our reasonable estimate of this loss. We accrued an additional amount as of the quarter ended April 1, 2017, based on our updated estimate of this loss. In February 2018, we resolved the matter. In connection with the resolution, we agreed to make payments of approximately $0.5 million, consistent with our accrual for the matter as of December 30, 2017.
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
We also are currently involved in other pending regulatory and government inquiries and investigations and legal proceedings in the ordinary course of our business. Although the results of these matters cannot be predicted with certainty, we currently believe that there are no other inquiries, investigations or legal proceedings pending that are likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

7. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Cost of revenue	$87	$117	$219	$314
Selling and marketing	631	287	1,827	828
Research and development	1,105	487	3,134	1,138
General and administrative	2,458	2,144	7,801	4,306
Total stock-based compensation	$4,281	$3,035	$12,981	$6,586
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the nine months ended September 29, 2018, we granted 0.6 million time-based restricted stock units (RSUs) to certain employees, advisors and directors, 0.3 million performance-based RSUs (“PSUs”) to certain members of management, and 0.5 million market-based RSUs (“MSUs”) to senior management.
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
RSUs, PSUs, and MSUs are not included in issued and outstanding common stock until the shares are vested and released. With the exception of MSUs, the fair value of an RSU and PSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share.  The weighted-average grant-date fair value per vested RSU and PSU share and the total fair value of vested shares from RSU and PSU grants was $10.76 and $6.2 million, respectively, for the nine months ended September 29, 2018. The weighted-average grant-date fair value of vested RSU and PSU shares and total fair value of vested shares from RSU and PSU grants were $7.59 and $3.2 million, respectively, for the nine months ended September 30, 2017.
During the nine months ended September 29, 2018, we granted 0.1 million stock options to certain employees and directors with a weighted average exercise price per share of $17.44. During the nine months ended September 30, 2017, we granted 1.0 million stock options to certain employees and directors with a weighted average exercise price per share of $12.82.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

Nine Months Ended
	September 29, 2018	September 30, 2017
Risk-free interest rate	2.30% - 2.72%	1.86 - 2.18%
Expected term (years)	6.25	6.25
Volatility	42.1% - 42.1%	32.0% - 33.4%
Expected dividend yield	—	—
A summary of stock option, RSU, PSU, and MSU activity for the nine months ended September 29, 2018 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 30, 2017	4,486	6.68	$8.65	$42,892	1,850	$10.58
Granted(1)	108		$17.44		1,384	$17.70
Settled (RSUs and PSUs)	—		—		(580)	$10.76
Exercised	(668)		$7.13		—	—
Canceled and forfeited	(197)		$11.36		(309)	$11.99
Outstanding as of September 29, 2018	3,729	6.08	$9.04	$48,740	2,345	$14.88
Vested and exercisable as of September 29, 2018	2,433	4.86	$7.49	$35,554	N/A	N/A
____________________________
(1) For RSUs, includes time-based, performance-based, and market-based restricted stock units
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of September 28, 2018, the final trading day of the nine months ended September 29, 2018, was $22.11. The total intrinsic value of options exercised and RSUs and PSUs vested was approximately $19.3 million and $10.4 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The aggregate fair value of the options that vested during the nine months ended September 29, 2018 and September 30, 2017 was $1.9 million and $1.7 million, respectively.
As of September 29, 2018, total unrecognized compensation cost related to non-vested stock options and RSUs, including PSUs and MSUs, was approximately $5.2 million and $22.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.3 years and 2.7 years, respectively, to the extent they are probable of vesting. As of September 29, 2018, we had 2.6 million shares available for grant under the 2014 Plan.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

Common Stock
As of September 29, 2018, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

September 29, 2018
Options issued and outstanding	3,729
Restricted stock units issued and outstanding	2,345
Common stock available for stock-based award grants under incentive award plans	2,576
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	4,983
Total	13,633
8. Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 29, 2018 and September 30, 2017, we applied the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. We compute diluted net income (loss) per common share using net income (loss) as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Preferred Stock, including accrued dividends, outstanding during the period, except where the effect of such securities would be antidilutive.
The calculations of basic and diluted net income (loss) per share and basic and dilutive weighted-average shares outstanding for the three and nine months ended September 29, 2018 and September 30, 2017 were as follows (in thousands, except per share data):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Basic:
Net income (loss) attributable to common stockholders	$979	$(418)	$1,996	$704
Dilutive:
Net income (loss) attributable to common stockholders	$979	$(418)	$1,996	$704
Plus: undistributed earnings allocated to participating securities	873	—	2,384	2,055
Less: undistributed earnings reallocated to participating securities	(863)	—	(2,362)	(2,047)
Net income (loss) attributable to common stockholders	$989	$(418)	$2,018	$712

Denominator:
Weighted-average shares outstanding - basic	31,356	29,825	30,980	29,510

Dilutive impact from:
Options outstanding	1,899	1,962	1,944	1,869
Restricted stock units	625	734	709	706
Weighted-average shares outstanding - dilutive	33,880	32,521	33,633	32,085

Net income (loss) per share attributable to common stockholders (Basic):	$0.03	$(0.01)	$0.06	$0.02
Net income (loss) per share attributable to common stockholders (Diluted):	$0.03	$(0.01)	$0.06	$0.02

The following equity shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been antidilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock options	568	1,385	843	1,334
Restricted stock units	1,048	184	808	108
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	4,983	4,724	4,983	4,724
The Series A Preferred Stock is considered antidilutive due to the fact that the two-class method was more dilutive when calculating dilutive net income per share attributable to common stockholders.
9. Preferred Stock
Preferred Stock consists of the following at September 29, 2018 and December 30, 2017 (in thousands, except shares):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference (as of June 29, 2023)	Carrying Value	Common Stock Issuable Upon Conversion (as of June 29, 2023)
September 29, 2018
Series A	46,350	June 29, 2016	46,350	$67,424	$52,322	6,421,369
December 30, 2017
Series A	46,350	June 29, 2016	46,350	$67,424	$50,259	6,421,369
Please refer to Form 10-K filed on February 27, 2018 for further detail on the Series A Redeemable Convertible Preferred Stock.
10. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% beginning January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. At this point in time, we are primarily monitoring interpretations and guidance related to the Act to determine if they affect our provisional accounting. Our analysis is required to be complete on December 22, 2018 under SAB 118. Any further adjustment to these amounts will be recorded to current tax expense in the fourth quarter of 2018. No adjustments were identified for the three and nine months ended September 29, 2018.
We recorded an income tax benefit of $1.0 million and $0.6 million for the three months ended September 29, 2018 and September 30, 2017, respectively, and $2.6 million and $1.5 million for the nine months ended September 29, 2018 and September 30, 2017. The tax benefit recorded for the three and nine months ended September 29, 2018 primarily relates to excess tax benefits recorded from the taxable compensation on share-based awards and a discrete benefit recorded related to the acquisition of Trusted. A benefit of $0.6 million was recorded in the quarter to account for the valuation allowance release primarily related to the acquired intangible assets which have increased fair market value basis for GAAP purposes but carryover basis for tax purposes. The tax benefit for the three and nine months ended September 29, 2018 was partially off-set by tax expenses pertaining to amortization of goodwill for tax purposes, for which there is no corresponding book deduction, foreign taxes in certain foreign jurisdictions, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
The tax benefit recorded for the three and nine months ended September 30, 2017 primarily related to the excess tax benefits from the taxable compensation on share-based awards, partially offset by tax expense pertaining to amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there was no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
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
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
United States	$44,594	$40,344	$128,494	$118,522
International	4,566	4,192	13,957	11,352
Total revenue	$49,160	$44,536	$142,451	$129,874

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(As a percentage of revenue)
United States	91%	91%	90%	91%
International	9%	9%	10%	9%
Total revenue	100%	100%	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
12. Restructuring Charges
During the quarter ended September 30, 2017, we ceased use of an additional 25,812 square feet of our 108,743 square foot headquarters facility in Waltham, Massachusetts. We recorded a lease obligation charge of $3.1 million. The lease obligation charge comprised of restructuring expense, including sublease income and construction costs, net of deferred rent liabilities of $2.6 million. Additionally, we wrote-off $0.5 million of lease-hold improvements related to the space. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The initial restructuring charge was recorded as restructuring expense in the consolidated statements of operations for the three and nine months ended September 30, 2017. In the first quarter of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space. This resulted in an additional $0.5 million of restructuring charges in the first quarter of fiscal 2018. During the three months ended September 29, 2018, we again updated our estimate for the expected time period it will take to obtain a subtenant for the remainder of the cease use space, resulting in an additional $0.1 million of restructuring charges in the third quarter of fiscal 2018.
The following table presents the change in restructuring liability from December 30, 2017 to September 29, 2018 (in thousands):

September 29, 2018
Restructuring Liability
Balance as of December 30, 2017	$3,494
Restructuring charges	187
Change in estimates	331
Other payments	(466)
Net rent payments	(846)
Accretion of sublease liability	51
Balance as of September 29, 2018	$2,751

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

13. Other Income (Expense), net
Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest income	$180	$107	$488	$266
Interest expense	(11)	(3)	(35)	(5)
(Loss) Gain on foreign exchange	(131)	508	(620)	1,660
Other expense, net	—	—	(1)	—
Total other income (expense), net	$38	$612	$(168)	$1,921
14. Related Party Transactions

We had the following transactions with related parties as of and during the three and nine months ended September 29, 2018:
CapitalG LP
On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 9. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all related affiliates of Alphabet Inc. are considered to be related parties. We had the following transactions with Alphabet Inc. and its affiliates during the three and nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	$819	$457	$2,161	$1,279
Selling and marketing expense	$2,912	$3,655	$8,565	$10,278
We had the following transactions with Alphabet Inc. and its affiliates as of September 29, 2018 and December 30, 2017 (in thousands):

	Period Ended
	September 29, 2018	December 30, 2017
Accounts receivable	$407	$301
Unbilled accounts receivable	$556	$222
Accounts payable	$—	$128
Accrued expense	$1,366	$542
Deferred revenue	$47	$1
West of Everything, the successor of West Studios, LLC
In fiscal 2016, we entered into a professional services agreement with West of Everything, the successor of West Studios, LLC (“West”). We consider West to be a related party because one of our former board members was acting as a Managing Director of the entity during the term of the agreement. Under the terms of the agreement, we incurred an aggregate of $1.4 million in service fees between the fourth quarter of fiscal 2016 and the second quarter of fiscal 2017, prior to terminating the agreement in the second quarter of fiscal 2017. During the six months ended July 1, 2017, we incurred $1.2 million of selling

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2018
(unaudited)

and marketing expenses related to our West relationship, of which $0.6 million was incurred in the three months ended April 1, 2017.

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
Overview
We are the world’s largest online marketplace for finding and managing family care. We have more than 30.8 million members, including 17.7 million families and 13.1 million caregivers, spanning over 20 countries. We help families address their particular lifecycle of care needs, which may include child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced steady growth in revenue and members. Our members increased to 30.8 million as of September 29, 2018 from 26.4 million as of September 30, 2017, representing a 17% annual growth rate. Our revenue has increased to $142.5 million for the nine months ended September 29, 2018 from $129.9 million for the nine months ended September 30, 2017. We experienced net income of $4.4 million and $2.8 million in the nine months ended September 29, 2018 and September 30, 2017, respectively.

Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per paying family - U.S. Consumer Business):

	As of
	September 29, 2018	September 30, 2017
Total members	30,795	26,393
Total families	17,699	14,967
Total caregivers	13,096	11,427
Paying families - U.S. Consumer Business	356	320
Monthly average revenue per paying family - U.S. Consumer Business	$38	$38
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested enough in them to have registered. Our total members increased 17% as of September 29, 2018, compared to the corresponding period in the prior fiscal year.
Total Families. We define total families as the number of paying families and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total families also includes subscribers of our Care.com HomePay service. Our total families increased 18% as of September 29, 2018, compared to the corresponding period in the prior fiscal year.
Total Caregivers. We define total caregivers as the number of caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 15% as of September 29, 2018, compared to the corresponding period in the prior fiscal year.
Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 11% as of September 29, 2018, compared to the corresponding period in the prior fiscal year.
Monthly Average Revenue per Paying Family - U.S. Consumer Business. We define monthly average revenue per paying family, or ARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe ARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families, while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business ARPPF as of September 29, 2018 remained consistent with the same period in the prior fiscal year.
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
Because of these limitations, you should consider adjusted EBITDA alongside our GAAP financial results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$1,852	$262	$4,380	$2,759

Federal, state and franchise taxes	(833)	(589)	(2,055)	(1,299)
Other expense (income), net	(38)	(612)	168	(1,921)
Depreciation and amortization	603	502	1,527	1,701
EBITDA	1,584	(437)	4,020	1,240

Stock-based compensation	4,281	3,035	12,981	6,586
Merger and acquisition related costs	751	141	1,262	236
Restructuring related costs	89	2,978	568	2,978
Litigation related costs	157	—	177	75
Software implementation costs	5	229	308	457
Severance related costs	—	200	67	321
Impairment of intangible assets	—	—	142	—
Adjusted EBITDA	$6,867	$6,146	$19,525	$11,893
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Revenue	$49,160	$44,536	$142,451	$129,874
Cost of revenue	11,532	9,345	30,798	27,111
Operating expenses:
Selling and marketing	16,439	17,749	49,197	54,799
Research and development	8,860	6,202	25,640	18,857
General and administrative	10,987	8,840	33,047	25,528
Depreciation and amortization	416	419	1,245	1,266
Restructuring charges	89	2,978	568	2,978
Total operating expenses	36,791	36,188	109,697	103,428
Operating income (loss)	837	(997)	1,956	(665)
Other income (expense), net	38	612	(168)	1,921
Income (Loss) before income taxes	875	(385)	1,788	1,256
Benefit from income taxes	(977)	(647)	(2,592)	(1,503)
Net income	1,852	262	4,380	2,759
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(718)	(680)	(2,063)	(1,942)
Net income attributable to Series A Redeemable Convertible Preferred Stock	(155)	—	(321)	(113)
Net income (loss) attributable to common stockholders	$979	$(418)	$1,996	$704

Net income (loss) per share attributable to common stockholders (Basic):	$0.03	$(0.01)	$0.06	$0.02
Net income (loss) per share attributable to common stockholders (Diluted):	$0.03	$(0.01)	$0.06	$0.02

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	31,356	29,825	30,980	29,510
Diluted	33,880	32,521	33,633	32,085
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Cost of revenue	$87	$117	$219	$314
Selling and marketing	631	287	1,827	828
Research and development	1,105	487	3,134	1,138
General and administrative	2,458	2,144	7,801	4,306
Total stock-based compensation	$4,281	$3,035	$12,981	$6,586

The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	100%	100%	100%	100%
Cost of revenue	23%	21%	22%	21%
Operating expenses:
Selling and marketing	33%	40%	35%	42%
Research and development	18%	14%	18%	15%
General and administrative	22%	20%	23%	20%
Depreciation and amortization	1%	1%	1%	1%
Restructuring charges	—%	7%	—%	2%
Total operating expenses	75%	81%	77%	80%
Operating income (loss)	2%	(2)%	1%	(1)%
Other income (expense), net	—%	1%	—%	1%
Income (Loss) before income taxes	2%	(1)%	1%	1%
Benefit from income taxes	(2)%	(1)%	(2)%	(1)%
Net income	4%	1%	3%	2%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1)%	(2)%	(1)%	(1)%
Net income attributable to Series A Redeemable Convertible Preferred Stock	—%	—%	—%	—%
Net income (loss) attributable to common stockholders	2%	(1)%	1%	1%
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
	(in thousands, except percentages)
Revenue	$49,160	$44,536	$4,624	10%	$142,451	$129,874	$12,577	10%
Comparison of the Three Months Ended September 29, 2018 and September 30, 2017
The change was primarily attributed to an increase of $3.3 million in our consumer matching solutions business, principally attributable to a higher number of paying families and caregivers. Additionally, there was a $1.1 million increase in Care@Work, and an increase of $0.2 million in our consumer payment solution business.
Comparison of the Nine Months Ended September 29, 2018 and September 30, 2017
The change was primarily attributed to an increase of $8.8 million in our consumer matching solutions business, principally related to a higher number of paying families and caregivers. Additionally, there was an increase of $2.9 million in Care@Work, and an increase of $0.9 million in our consumer payment solutions business.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$11,532	$9,345	$2,187	23%	$30,798	$27,111	$3,687	14%
Percentage of revenue	23%	21%			22%	21%

Comparison of the Three Months Ended September 29, 2018 and September 30, 2017
The change was primarily related to increased compensation-related costs of $1.9 million and credit card fees of $0.3 million. These were partially offset by a decrease of $0.4 million related to costs in member servicing and background checks.
Comparison of the Nine Months Ended September 29, 2018 and September 30, 2017
The change was related to increases in compensation-related costs of $3.1 million; credit card fees of $1.0 million; and IT hosting related costs of $0.5 million. These were partially offset by a decrease of $1.1 million in member servicing and background checks.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$16,439	$17,749	$(1,310)	(7)%	$49,197	$54,799	$(5,602)	(10)%
Percentage of revenue	33%	40%			35%	42%
Comparison of the Three Months Ended September 29, 2018 and September 30, 2017
The change primarily related to a reduction in spending principally related to acquisition marketing expense of $1.9 million, as we continue to focus on unpaid channels, partially offset by an increase in compensation-related costs of $0.5 million.
Comparison of the Nine Months Ended September 29, 2018 and September 30, 2017
The change was primarily related to a reduction in spending principally related to acquisition marketing expense of $7.0 million, as we continue to focus on unpaid channels. This was partially offset by an increase in compensation-related costs of $1.4 million.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
	(in thousands, except percentages)
Research and development	$8,860	$6,202	$2,658	43%	$25,640	$18,857	$6,783	36%
Percentage of revenue	18%	14%			18%	15%
Comparison of the Three Months Ended September 29, 2018 and September 30, 2017
The change was primarily related to an increase in compensation-related costs of $2.8 million. This was partially off-set by reductions in consulting expense of $0.2 million.
Comparison of the Nine Months Ended September 29, 2018 and September 30, 2017
The change was primarily related to an increase in compensation-related costs of $7.3 million, partially off-set by reductions in consulting expense of $0.9 million.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$10,987	$8,840	$2,147	24%	$33,047	$25,528	$7,519	29%
Percentage of revenue	22%	20%			23%	20%
Comparison of the Three Months Ended September 29, 2018 and September 30, 2017
The change was primarily related to higher compensation-related costs of $0.9 million. Additionally, there were increases in professional services expense, IT-related expense, and a charge related to the change in fair value of the Town and Country earn-out payments of $0.4 million, $0.3 million, $0.3 million, respectively.
Comparison of the Nine Months Ended September 29, 2018 and September 30, 2017
The change was primarily related to higher compensation related costs, primarily attributable to stock-based compensation expense, of $5.6 million, and to a lesser extent increases in consulting resources for IT-related expense and professional services expense of $0.6 million and $0.5 million, respectively.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. Overall, we expect that depreciation and amortization expenses will decrease as a percentage of revenue.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$416	$419	$(3)	(1)%	$1,245	$1,266	$(21)	(2)%
Percentage of revenue	1%	1%			1%	1%
Comparison of the Three and Nine Months Ended September 29, 2018 and September 30, 2017
The change was primarily attributed to certain intangible assets reaching the end of their useful lives during the prior year. This was partially off-set by new amortization associated with the acquisitions in the first three quarters of fiscal 2018. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $4.0 million.
Restructuring Charges

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$89	$2,978	$(2,889)	(97)%	$568	$2,978	$(2,410)	(81)%
Percentage of revenue	—%	7%			—%	2%
Comparison of Three and Nine Months Ended September 29, 2018 and September 30, 2017
In the first and third quarters of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the cease use space during the first quarter of fiscal 2018 and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space. These resulted in an additional $0.1 million and $0.6 million of restructuring charges for the three and nine months ended September 29, 2018, respectively.

Other Income (Expense), net
Other income (expense), net, consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$38	$612	$(574)	(94)%	$(168)	$1,921	$(2,089)	(109)%
Percentage of revenue	—%	1%			—%	1%
Comparison of the Three and Nine Months Ended September 29, 2018 and September 30, 2017
The change was primarily driven by the unfavorable movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the Euro and British Pound Sterling during the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017.
Benefit for Income Taxes
Benefit for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 29, 2018	September 30, 2017	$ Change	% Change	September 29, 2018	September 30, 2017	$ Change	% Change
	(in thousands, except percentages)
Benefit from income taxes	$(977)	$(647)	$(330)	51%	$(2,592)	$(1,503)	$(1,089)	72%
Percentage of revenue	(2)%	(1)%			(2)%	(1)%
Comparison of the Three Months Ended and Nine Months Ended September 29, 2018 and September 30, 2017
The change was primarily related to the excess tax benefits from the taxable compensation on share-based awards and a discrete benefit recorded related to the acquisition of Trusted Labs. A benefit of $0.6 million was recorded in the three months ended September 29, 2018 to account for the valuation allowance release primarily related to the acquired intangible assets which have increased fair market value basis for GAAP purposes but carryover basis for tax purposes. This was partially offset by tax expense pertaining to amortization of goodwill for tax purposes, for which there is no corresponding book deduction, foreign taxes in certain foreign jurisdictions, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flow provided by (used in):
Operating activities	$23,915	$21,278
Investing activities	(30,481)	(599)
Financing activities	4,693	2,600
Effect of exchange rates on cash and restricted cash balances	(282)	(2,939)
(Decrease) Increase in cash and cash equivalents and restricted cash	$(2,155)	$20,340
As of September 29, 2018, we had cash and cash equivalents and short-term investments of $119.7 million, which consisted of $84.6 million in cash and cash equivalents and $35.1 million in short-term investments. Cash and cash equivalents and short-term investments consist of cash, certificates of deposit, and money market funds. Cash held internationally as of September 29, 2018 was $10.1 million. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Nine Months Ended September 29, 2018
Cash from operating activities provided $23.9 million during the nine months ended September 29, 2018. This amount resulted from a net income of $4.4 million, adjusted for non-cash items of $12.8 million, and a net $6.7 million source of cash due to changes in working capital accounts.
Non-cash expenses within net income consisted primarily of $13.0 million for stock-based compensation, $1.5 million of depreciation and amortization expense, and $0.6 million of foreign currency remeasurement loss. This was partially offset by $2.7 million of deferred taxes.
Increases in operating liabilities and operating assets resulted in a net source of $6.7 million of cash within operating activities. The increase of cash within operating activities was primarily due to increases in accrued expenses, deferred revenue, and other non-current liabilities of $4.7 million, $3.6 million, and $1.3 million, respectively, and decreases in accounts receivable of $0.5 million. These were partially offset by increases in prepaid expenses and other current assets and unbilled accounts receivable of $1.4 million and $0.6 million.
Nine Months Ended September 30, 2017
Cash from operating activities by continuing operations provided $21.3 million during the nine months ended September 30, 2017. This amount resulted from a net income from continuing operations of $2.8 million, adjusted for non-cash items of $8.8 million, and a net $9.7 million source of cash due to changes in working capital.
Non-cash expenses within net income consisted primarily of $6.6 million for stock-based compensation, $1.7 million of depreciation and amortization expense, $1.7 million of foreign currency remeasurement gain. This was partially offset by $1.6 million of deferred taxes.Increases in operating liabilities and operating assets resulted in a net source of $9.7 million of cash within operating activities.
The increase in working capital was primarily due to increases in accrued expenses and other current liabilities, deferred revenue, and other non-current liabilities of $7.3 million, $3.5 million, and $1.2 million, respectively. These were partially offset by increases prepaid expense and other current assets and accounts receivable of $1.4 million and $1.3 million, respectively.

Investing Activities
Nine Months Ended September 29, 2018
Cash used in investing activities totaled $30.5 million, which was primarily related to the investment of $35.1 million in short-term investments. Of this amount, we purchased $15.0 million of short-term investments in the first quarter of fiscal 2017. These matured in the first quarter of fiscal 2018, and the $15.1 million was reinvested in the first quarter of fiscal 2018. In the third quarter of fiscal 2018, we invested an additional $20.0 million in short-term investments. Additionally, the acquisitions of Town & Country, Galore, and Trusted Lab of $9.8 million and purchases of property, equipment and software of $0.6 million contributed to the cash used in investing activities.
Nine Months Ended September 30, 2017
Cash used in investing activities totaled $0.6 million, which was primarily related to the purchases of property and equipment. During the three months ended September 24, 2016, we purchased $15.0 million of short term investments. These matured in the first half of 2017, and the $15.0 million was reinvested.
Financing Activities
Nine Months Ended September 29, 2018
Cash provided by financing activities totaled $4.7 million, which was attributed to the exercise of common stock options.
Nine Months Ended September 30, 2017
Cash provided by financing activities totaled $2.6 million, which was attributed to the exercise of common stock options.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in the nine months ended September 29, 2018 and September 30, 2017.
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
On July 12, 2018, we entered into a stock purchase agreement with Trusted Labs, Inc. (“Trusted”), an on-demand child care provider offering service in the San Francisco Bay Area and New York City, pursuant to which we have a commitment to make up to $2.2 million in retention payments and earn-out payments of up to $1.0 million in aggregate to be earned consecutively over three-quarters following the closing. Refer to “Item 1. Financial Statements and Supplementary Data” and “Note 4, Business Acquisition.”

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 29, 2018 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of September 29, 2018 or September 30, 2017. Under our current investment policy, we invest our excess cash in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We also are currently involved in other pending regulatory and government inquiries and investigations and legal proceedings in the ordinary course of our business. Although the results of these matters cannot be predicted with certainty, we currently believe that there are no other inquiries, investigations or legal proceedings pending that are likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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

CARE.COM, INC.

Dated: November 8, 2018	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 8, 2018	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)