Form 10-K
period 2018-12-29
Care.com Inc
filed 2019-03-07
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x]  No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]  No [x]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]    No  [ ]
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [x ]    No  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 29, 2018 (the last business day of the registrant’s second fiscal quarter of 2018) was $569,590,302.
As of March 1, 2019, there were 32,193,392 shares of the registrant's common stock, $0.001 par value, outstanding.

Portions of the Registrant’s proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 29, 2018.

CARE.COM, INC.
FORM 10-K

TABLE OF CONTENTS

PART I		Page
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	36
Item 2.	Properties	36
Item 3.	Legal Proceedings	36
Item 4.	Mine Safety Disclosures	36

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6.	Selected Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 8.	Financial Statements and Supplementary Data	62
	Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017	64
	Consolidated Statements of Operations for the years ended December 29, 2018, December 30, 2017, and December 31, 2016	66
	Consolidated Statements of Comprehensive Income for the years ended December 29, 2018, December 30, 2017, and December 31, 2016	69
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 29, 2018, December 30, 2017, and December 31, 2016	70
	Consolidated Statements of Cash Flows for the years ended December 29, 2018, December 30, 2017, and December 31, 2016	72
	Notes to Consolidated Financial Statements	74
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107
Item 9A.	Controls and Procedures	107
Item 9B.	Other Information	107

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	108
Item 11.	Executive Compensation	108
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	108
Item 13.	Certain Relationships and Related Transactions and Director Independence	108
Item 14.	Principal Accounting Fees and Services	108

PART IV
Item 15.	Exhibits, Financial Statement Schedules	108

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “could,” “expects,” “may,” “likely,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “probable,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things: our results of operations, financial condition, liquidity and prospects; revenue, expenses, adjusted EBITDA and other financial metrics; the industries in which we and our partners operate; industry, geographic and demographic trends; market and leadership position; performance and growth factors; demand for services; seasonality; competitive strengths and differentiators; growth strategies and opportunities for expansion, investment, acquisitions and integration; marketing strategies; intellectual property; regulatory compliance; changes in headcount; employee and labor relationships; investments in existing or new lines of business; ability to attract new members and retain existing members; revenue from our paying members; ability to attract and retain key employees; dividend policy; the position of our brand; our investments in marketing; outcome of litigation and legal matters and proceedings; depreciation and amortization expense, cash flow and use of cash; operating and capital expenditures; exchange rates; impact of the Tax Cuts and Jobs Act of 2017 and adjustments, tax benefits, tax rates, tax audits and settlements; and impact of new accounting pronouncements.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described under “Risk Factors” and elsewhere in this Annual Report and in our other public filings with the Securities and Exchange Commission.
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.
Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Annual Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments, except as required by law.

ITEM 1.    BUSINESS

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
Our Company
We are the world’s largest online marketplace for finding and managing family care. As of December 29, 2018, we had 31.7 million members, including 18.3 million families and 13.4 million caregivers, spanning more than 20 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities. In 2018, 54% of all job postings were for part-time care services, with the remaining 46% seeking full-time care. Examples of the various types of care services families find in our marketplace, depending on their diverse and evolving needs, include:
•An experienced nanny to care for a new-born child and help with laundry;
•A daycare professional seeking to earn additional income by babysitting on occasional ‘‘date nights’’;

•	A college student helping to pay tuition by watching a 7- and 10-year old and assisting with after-school pick-ups, driving to activities, homework and meal preparation;

•	A retired nurse to drive an aging parent to routine medical appointments and assist with personal hygiene; and

•	A pet lover to take the family dog for her daily walk and care for her during family vacations.
We believe the scale and breadth of our services, combined with our commitment to delivering the best possible member experience for families and caregivers, have made us the most trusted and leading brand for finding and managing family care.
Our consumer matching solutions allow families to search for, connect with, qualify, vet and ultimately select caregivers in a low-cost, reliable and easy way. We also provide caregivers with solutions to create personal profiles, describe their unique skills and experience, and otherwise differentiate and market themselves in a highly fragmented marketplace.
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
We also serve employers through our Care@Work offering by providing access to certain of our products and services, including back-up care for children and seniors, to employer-sponsored families. In addition, we serve care-related businesses- such as day care centers, nanny agencies and home care agencies- who wish to market their services to our care-seeking families and recruit our caregiver members. These businesses improve our member experience by providing additional caregiving choices for families and employment opportunities for caregivers.
Our primary target market is women, who typically take the responsibility of making care decisions for their families -either as mothers or adult daughters - and are a majority of our caregivers. Women represent 94% of our caregivers and 81% of our care-seeking members. As a result of the shared characteristics of both sides of our marketplace, we are able to leverage our marketing investments targeted at families to also attract caregivers.
We have experienced steady growth in revenue and members. Our members increased to 31.7 million as of December 29, 2018 from 27.3 million as of December 30, 2017, representing a 16% annual growth rate. Our revenue has increased to $192.3 million in fiscal year 2018 from $174.1 million in fiscal year 2017, representing an 10% annual growth rate, primarily driven by our consumer matching solutions and consumer payment solutions, which we refer to as our U.S. Consumer Business, as well as our Care@Work employer solution. We experienced net income of $52.9 million and $10.7 million in fiscal year 2018 and fiscal year 2017, respectively, and net losses from continuing operations of $0.7 million in fiscal 2016. Adjusted EBITDA, a non-GAAP financial measure that we define as income from continuing operations, which excludes the accretion of preferred stock dividends and issuance costs, as well as: federal, state and franchise taxes, other income (expense), net, depreciation and amortization, stock-based compensation, accretion of contingent consideration, merger and acquisition related costs, and other unusual or non-cash significant adjustments, such as impairment and restructuring charges, increased to $32.2 million from $23.3 million as of December 29, 2018 and December 30, 2017, respectively. See “Item 6, Selected Consolidated Financial Data” for a reconciliation of net income to Adjusted EBITDA, a discussion of management’s use of this non-GAAP measure and the limitations of its use.
Our Market Opportunity
The market for care is large and highly fragmented. According to IBISWorld market research, in 2018, an aggregate of over $335 billion was spent in the United States on care, including day care, in-home care providers, housekeepers, nursing care facilities, tutoring and pet care. We believe that our target market includes all households with income greater than $50,000 and 15% of households with income less than $50,000, in each case with either a child under the age of 18 or a senior over the age of 65. According to the U.S. Census Bureau, there were 49 million such households in the United States in 2018. The needs of families seeking care are diverse, taking many different forms depending on the circumstances and life stage of the family. These needs include childcare, such as nannies and babysitters, in-home senior care, such as assistance with personal hygiene, meal preparation and transportation, and other family care needs, such as pet care, tutoring and housekeeping.
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
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors and contribute to our success:
Largest Global Marketplace Focused on Care
We are the world’s largest online marketplace for finding and managing family care with 31.7 million members, including 18.3 million families and 13.4 million caregivers, spanning more than 20 countries. Since the launch of our marketplace in 2007, we estimate, based on internal member data, that over 1.7 million matches between families and caregivers have taken place through our service in the areas of child care, senior care, special needs care, tutoring, pet care and housekeeping.
High Member Satisfaction Rates
We believe that the breadth of our market and the quality of our matching algorithms enhance the effectiveness of our marketplace and the value we offer to both families and caregivers. Furthermore, our surveys indicate that families who hire caregivers using our consumer matching solutions have a high degree of satisfaction with the caregivers they find.
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

Growing and Engaged Membership
Over the last ten years, we have expanded from 500,000 members to 31.7 million members. As we grow our membership, improve the member experience and offer additional products and features, more members are using our services for longer periods of time. This highly engaged membership helps improve the effectiveness of our services and increases the lifetime value of our members.
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
Our Growth Strategy
Attract More Members to Our Platform
In order to grow our membership, we intend to increase the visibility of our services, platform and brand awareness among families and caregivers through our investments in various marketing channels, such as television, online advertising and direct marketing. These investments also include initiatives such as search engine optimization (“SEO”) and content development, which are designed to increase the visibility of our services in organic search result listings and social media channels. We’re also increasing our investments in non-child care verticals, such as senior care. In addition, we intend to attract more members to our platform, through our continuous investments in improving product experience.
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
We also believe there is significant opportunity for us to grow our consumer payments solutions.  An increasing number of Care.com members are using our household employer payroll and tax product, Care.com HomePay.  We expect this trend to continue by, among other things, further integrating our consumer matching and payment solutions.
Grow Our International Business
We believe the global secular trends of an increasing number of dual-income households with children, and an aging population, provide significant growth opportunities outside the United States. The majority of our international business today occurs in Western Europe, the market served by our Berlin-based subsidiary Care.com Europe GmbH or Care.com Europe. We are currently operating in more than 20 countries. We intend to grow our international business by leveraging our learnings from our U.S. consumer matching solutions, such as investing in organic marketing and other efficient marketing channels, expanding our product and service offerings, optimizing the monetization of our products and services and selective expansion to new countries.

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

•
Detailed Caregiver Profiles. Families review detailed information about the caregivers who apply to their jobs or appear in their search results. This detailed information includes a bio, work history and reviews, the type of care they provide, any additional services they provide (such as laundry, grocery shopping and errands), their experience, certifications and qualifications (such as college degree and CPR training or other languages spoken), their availability and hourly rate, the types of payments they accept, whether they are willing to have taxes withheld, caregiver reviews from other members, a caregiver’s verifications, any shared social connections, and any other relevant information the caregiver chooses to provide. Caregivers also have the option of including a photo or a video with their profile.

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

•	Apply. Caregivers can review and apply to jobs that interest them. When a caregiver applies to a job, the family is notified of the new applicant by email, SMS text message or a mobile alert.

•	Messaging. Caregivers can respond to messages from families using our internal messaging system. Based on the caregiver’s subscription package, the caregiver may also initiate contact with a family.

•	Background Check Services. Caregivers may elect to have multiple levels of background checks run on themselves, the results of which may be made available to families seeking to hire the caregiver.
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

•
Access to professional benefits for caregivers. We provide a peer-to-peer benefits platform between families and caregivers, which enables families to contribute to their caregiver’s benefits just as traditional corporate employers do for their employees. When a family pays a caregiver through Care.com, a percentage of the transaction is added to the payment, which helps the caregiver pay for essential family expenses, such as healthcare and transportation.

•
Post-Match Features. We provide features on both sides of the marketplace with the goal of helping families and caregivers manage their relationships over time. For example, we provide tools to help families and caregivers prepare for the start of their care engagement. In addition, we provide time tracking support as part of our enhanced scheduling tools to help families and caregivers keep track of daily schedules.

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

•
Care concierge services, which include senior care planning services to assist employees struggling to understand their options for an aging family member, as well as hands-on assistance with the caregiver search process; and

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

•
Recruiting Solutions. Through this offering, businesses can either post jobs or search for candidates directly from our base of caregivers. Businesses pay us either a per job listing fee for each job posted each month or purchase a monthly or annual subscription fee that ranges in duration from monthly to annual.

•
Marketing Solutions. Through this offering, businesses can list their services on our website, receive referrals and apply to jobs posted by families. Businesses typically pay us either a referral fee for each lead generated through our site or a subscription.

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
The typical care seeker for our U.S. Consumer Business is female (81%), has an average household income of $80,000, and has at least one child under 18 in the house (68%). Our typical caregiver is also female (94%) and well educated (62%

indicating they have at least some college education). Currently, we have 31.7 million members of which 58% represents families and 42% represents caregivers. We have families in approximately 96% of U.S. zip codes and caregivers in approximately 91% of U.S. zip codes. Our members are in every state, and the geographic distribution of our members by state is roughly equal to the overall population distribution by state.
In addition, we have a diverse range of employers who offer our services as a benefit to their employees, including technology companies, educational institutions, professional services firms and Fortune 500 companies. As of December 29, 2018, these employers employed over 1.7 million employees who have full access to some or all of our services.
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
•international footprint; and
•brand awareness and reputation.
Our principal competitors in this market are other online care marketplaces, such as Sittercity and UrbanSitter, and online classifieds, such as Craigslist. Our principal competitor in our employer channel is Bright Horizons. In the consumer payments market, Care.com HomePay competes with similar products offered by HomeWork Solutions, Inc. and GTM Payroll Services. We believe we generally compete favorably with our competitors on the basis of our scale, trusted brand or member experience.
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
We acquire consumers through a diverse mix of paid and unpaid acquisition channels. As a result of our strong focus on our member experience and engagement to ensure a successful match for families and caregivers, the majority of our new subscribers come from unpaid channels, including word-of-mouth referrals, SEO, online communities and forums and repeat users.
Our paid direct marketing efforts for both families and caregivers comprise both offline channels such as network cable TV, local radio and direct mail and online channels, such as search engine marketing (“SEM”), paid social display ads, affiliates and select paid job board sites. Our marketing spend is weighted towards our high seasons based on the timing of demand from families seeking care.
Our sales organization is responsible for attracting and retaining employers and care-related businesses to grow adoption of our services and offerings to those organizations. We expect to continue to grow our sales headcount to grow these channels.
Research and Development

Research and development expenses totaled $34.6 million, $25.4 million, and $20.4 million for fiscal year 2018, fiscal year 2017 and fiscal 2016, respectively. Please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further detail on our research and development expenses.
Government Regulation
We are subject to numerous U.S. federal, state, local and foreign laws and regulations that affect consumer-based businesses and companies that conduct business on the Internet. Because our services are accessible worldwide, we are also subject to laws and regulations in jurisdictions, both in the United States and internationally, in which we have no operations. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, information security and data protection, consumer protection, obtaining and use of consumer background information, intellectual property, electronic contracts, marketing and advertising, telecommunications, taxation, securities law compliance, and online payment services, among other things.
Information security and data privacy are areas of increasing public attention and government regulation. Many jurisdictions have passed laws, such as the General Data Protection Regulation, or the GDPR, and the California Privacy Act of 2018, or the CCPA, that impose new restrictions and obligations in connection with the collection, storage, use, transmittal and retention of consumer data, and other jurisdictions are considering such laws. These laws require the adoption of operating standards that can be vaguely defined and difficult, expensive and time consuming to implement. Many of these laws are new and remain untested. As a result, the costs of complying with these laws may increase in the future as they are interpreted and standards coalesce around their implementation. These laws have imposed, and will continue to impose, substantial new compliance burdens, and will expand our litigation and regulatory enforcement risks.
Beyond information security and data privacy, we are subject to U.S. federal, state, local and foreign consumer protection laws and regulations that affect, and in many cases restrict, the manner in which we are permitted to operate. Our compliance with these laws and regulations is monitored by governmental authorities, many of which have the power to launch investigations, or to cause legal proceedings to be commenced against us. For example, we offer members a paid subscription service that auto-renews until downgraded to a non-paying membership. Many states have enacted laws specific to auto-renewing contracts and other states are considering such laws. Among other things, these laws may require specific notifications to consumers prior to and/or after a consumer agrees to an auto-renewing contract, including reminder notifications prior to a subscription renewing, and may specify the manner in which such notifications are given. Violation of a state auto-renew law can result in civil penalties and in many instances renders the contract unenforceable, which could result in a refund of all fees paid under the contract. Likewise, we are subject to laws and regulations regarding unfair or deceptive trade practices. These laws and regulations can be interpreted to apply to content on our website, communications we make to our members and marketing materials we place with third parties or transmit to prospective or current members. We have been and are subject to regulatory investigations in connection with our auto-renew practices and compliance with unfair and deceptive trade practices laws. Changes to our practices in these or other areas that are required by law, or that we deem are advisable in light of the business and regulatory environments in which we operate, may have a negative effect on our results of operations.
Similarly, in the United States we acquire information about some of our members from consumer credit reporting agencies, which subjects us to the Fair Credit Reporting Act, or the FCRA. The FCRA limits the distribution and use of consumer credit reports and establishes consumer rights to access and dispute their own credit files, among other rights and obligations. Violation of the FCRA can result in civil and criminal penalties. Many states have enacted laws with requirements similar to the FCRA, and some of these laws impose additional, or more stringent, requirements than the FCRA.
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
The U.S. federal and state and foreign laws and regulations that we are subject to, or may in the future become subject to, are constantly evolving and can be subject to significant change. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industries in which we operate. If we are not in compliance with existing or new laws or regulations that are applicable to our business or if new or existing laws or regulations are interpreted and applied inconsistently with our current policies and practices, our business could be harmed, and we may be forced to modify our policies and practices.
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
Employees
We believe we have assembled a talented group of employees and strive to hire the best employees. As of December 29, 2018, we had 515 full-time employees and 163 part-time employees, not including approximately 1,698 part-time caregiver employees of our subsidiaries Care Concierge, Inc. (“Care Concierge”), Town & Country Resources, Inc. (“Town & Country”), and Trusted Labs, Inc. (“Trusted”), who provide back-up care from time to time. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good.
Operating Segments and Geographic Areas
We manage our business under one operating segment. The majority of our revenue in the year-ended December 29, 2018 was from paying members in the United States. Additional information required by this item can be found in “Item 8. Financial Statements and Supplementary Data - Note 13 of the Consolidated Financial Statements of this Annual Report on Form 10-K, and is incorporated by reference herein.
Available Information
We were incorporated in Delaware on October 27, 2006. Our principal executive offices are located at 77 Fourth Avenue, 5th Floor, Waltham, MA 02451, and our telephone number is (781) 642-5900.
Our website is located at www.care.com and our “Investor Relations” website is located at investors.care.com.
We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We are an electronic filer, and the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC electronic filing website is http://www.sec.gov. We also make available on our “Investor Relations” website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. References to our website and our “Investor Relations” website in this report are intended to be inactive textual references only, and none of the information contained on our website or our “Investor Relations” website is part of this report or incorporated in this report by reference.

ITEM 1A.    RISK FACTORS
Risks Related to Our Business
We may not maintain our current rate of revenue growth.
Our revenues have grown steadily, increasing to $192.3 million in fiscal year 2018 from $174.1 million in fiscal year 2017, representing an annual growth rate of 10%. Our continued revenue growth and the rate of our revenue growth depend largely on our ability to effectively and efficiently grow our membership, increase the number of families who pay for our products and services, increase the average revenue per paying families and lengthen the time period existing and new families continue to pay for our products and services. We cannot assure you that we will be successful in continuing to expand our paying family base at historical rates, or at all. In addition, our revenue growth rate may decline if we are not able to increase the number of paying families while managing our acquisition costs within our targeted return on investment range or if we are unsuccessful in cross-selling new and existing products and services to our members, such as our consumer payments solutions, or in continuing to develop and innovate with new products, services and solutions that members consider valuable, such as our mobile solutions. Furthermore, our revenue growth rate may decline if we are unable to expand our Care@Work client basis.
You should not rely on our historical rate of revenue growth as an indication of our future performance. If our growth rates were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.
We expect our revenue and operating results to fluctuate on a quarterly and annual basis, which may result in a decline in our stock price.
Our revenue and operating results have historically fluctuated from quarter-to-quarter and year-to-year and we expect these fluctuations to continue in the future. Such fluctuations may be significant and unpredictable and may fail to match our projections or the expectations of securities analysts due to a variety of factors, many of which are outside of our control. Any of these events could cause the market price of our stock to fluctuate.
In addition, we generally experience some seasonal fluctuations in our financial results due to heightened demand for caregivers from families at the beginning of the school year and at the beginning of the calendar year. Accordingly, purchases of subscriptions for our consumer matching solutions are generally higher in the first and third quarters than they are in the second and fourth quarters. In addition, other seasonal trends may develop, and the seasonality of consumer behavior that we have observed in the past may change.
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

In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:
•our ability to attract and retain paying families;
•fluctuations in demand for our products and services;
•fluctuations in sales cycles for our products and services;

•	the timing of revenue recognition as a result of guidance under accounting principles generally accepted in the United States;
•general economic conditions in our domestic and international markets and fluctuations in exchange rates;
•our ability to develop and introduce new products and product enhancements that are attractive to our members;

•	the mix of monthly memberships and annual memberships, as the amount of revenue recognized per month on an annual membership is less than a monthly membership;
•member acceptance of new product introductions;
•the timing and success of changes in our pricing strategies and our competitor’s pricing strategies;
•our ability to sell our services to employers and care-related businesses;

•	costs related to acquisitions of other businesses and our ability to successfully integrate, manage and grow those businesses;

•	costs associated with actual and threatened lawsuits and government investigations;

•	any significant changes in the dynamics of the markets in which we compete, including new entrants or substantial discounting of competitive products;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;
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
The market for accessing family care online is rapidly evolving and has not yet reached widespread adoption, making it difficult for us to predict our future operating results. Our business and prospects may be significantly affected by the risks and difficulties we may encounter in this rapidly evolving market. These risks and difficulties include those described in this Annual Report on Form 10-K and our ability to, among other things:
•attract and retain members and maintain an appropriate family to caregiver ratio of active members;
•encourage paying families to stay longer and return as paying families sooner after their paid membership lapses;

•	cross-sell our products and services to our new and existing members;

•	continue to develop and diversify our product offerings for members;

•	innovate more quickly than our competition to maintain and expand our position as a market lead;

•	anticipate and react to changes in technology such as the shift from personal computers to mobile devices;
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
Failure to adequately address these risks and difficulties could harm our business, impact our ability to maintain positive net income. In addition, if the demand for online care does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed.
If the revenue generated by paying families differs significantly from our expectations, or if our membership acquisition costs differ significantly from our expectations, we may not be able to recover our membership acquisition costs or generate profits from these investments.
We had $60.5 million in sales and marketing expenses in fiscal year 2018 and $66.9 million in sales and marketing expenses in fiscal year 2017. While we intend to further leverage unpaid marketing channels, we expect to continue to make significant investments to acquire additional members, including advertising through television, online, social media and other advertising campaigns. Our decisions regarding these investments are based on our anticipated marketing cost to acquire each additional paying family, the success of our unpaid marketing initiatives, and our analysis of the revenue we believe we can generate per paying family over the expected lifetime of such membership.
In addition, most of our paying families are currently enrolled in monthly memberships, and the average total paid membership length for our consumer matching solutions is approximately 11.3 months. As a result, to maintain our revenue we must continually replace paying families who allow their membership to lapse with new paying families either by converting existing non-paying families or by attracting new paying families to our service. Our anticipated member acquisition costs and our analysis of the revenue that we expect new paying families to generate over the life of the membership depends upon estimates and assumptions, regarding, among other things, paid membership lengths and renewal rates, conversion rates of existing families to paying families, future membership fees and our success in cross-selling existing and new products and services to members.
If our estimates and assumptions regarding either our costs to acquire paying families or the revenue we can generate from those memberships over their lifetime prove incorrect, we may be unable to recover our member acquisition costs and our net income may decrease. Similarly, if our member acquisition costs increase, or if the revenue we generate from new members decreases, the return on our investment in acquiring new members may be lower than we anticipate. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and results of operations may be adversely affected.
We continue to focus on profitable growth; however, we have a history of cumulative losses and may have operating losses as we continue to grow our business.
We experienced net losses from continuing operations of $0.7 million in fiscal 2016. Although we had net income of $52.9 million and $10.7 million in fiscal year 2018 and fiscal year 2017, respectively, and positive adjusted EBITDA in fiscal year 2018, there is no assurance that this will continue into the future. We expect our operating expenses to increase over the next several years, which may diminish our profitability or lead to losses in the future. In particular, we intend to continue to invest substantial resources in marketing to acquire new, paying members. We also intend to hire additional personnel in product, operations, sales and other areas of our business and to introduce new products, services and features, each of which will increase our expenses with no assurance that we will generate sufficient revenue to maintain positive net income. If we are unable to maintain profitability, we may adjust our strategic focus and investments, which could have a negative effect on our results of operations or our assessment that it is more likely than not that our deferred tax assets related to historic net operating losses will be realized.
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
Attempting to develop and deliver new or diversified products, services or features involves inherent risks and difficulties, and is costly. We cannot guarantee that we will be able to successfully manage these product developments or that they will work as intended or provide value to families and caregivers. In addition, some new or diversified products, services or features may be difficult for us to market and may also involve unfavorable pricing. Even if we succeed, we cannot guarantee that our members will respond favorably.
Many individuals use mobile devices to access online services. If we are unable to effectively operate or monetize on mobile devices, our business could be adversely affected.
The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. In fiscal year 2018, we had an average of over 9.4 million unique visitors to our platform each month, 61% of whom visited our site from mobile devices. In fiscal 2019, we expect the percentage of visitors from mobile devices to increase. If the mobile solutions we have developed do not continue to meet the needs of prospective members or current members, they may not register for our services, they may not become paying members of our services and/or they may reduce their usage of our services and our business could suffer. Additionally, we are dependent on the interoperability of Care.com with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products, prevent our ability to promote our services, or impact how we monetize our services could adversely affect our revenue or operating results.
Our business depends on the strength of our brand. If we are the subject of negative publicity, if the services we provide fail to meet our members’ expectations, or if inappropriate actions by certain of our members are attributed to us, or if we are the target of lawsuits or investigations, our brand may be damaged, and we may be unable to maintain or expand our base of members and paying families.
The strength of our brand is essential to our business. Member awareness, and the perceived value, of our brand depends largely on the success of our marketing efforts and the ability of our members to have a consistent, high-quality experience with our service. As a result, we must ensure that our new and existing members are satisfied with our products and services. Negative publicity, complaints or negative views regarding our products or services, irrespective of their validity, could diminish members’ and prospective members’ confidence in and the use of our platform and adversely impact our brand. For example, we have in the past been, and may in the future be, the subject of media reports that cast our business practices or the products and services we provide in a negative light. We have been the subject of media reports that have criticized our ability to detect and remove bad actors from our site. There have also been news reports of alleged criminal conduct by caregivers against families they met through our site, including sexual abuse and conduct resulting in death, and in some cases lawsuits have been filed against Care.com relating to such conduct. In addition, in recent years there has been an increase in fraud perpetrated against caregivers who seek employment opportunities on sites such as ours, and Care.com has been featured in news reports regarding these scams. Regardless of the accuracy of these reports, the validity of their claims or our response, such reports may have the effect of undermining confidence in our brand or increasing the perceived risk of using our services, which could affect our ability to attract and retain paying members and, as a result, negatively impact our results of operations. Even if the effect of such reports on our results of operations is limited, the perception that they could negatively impact our business could cause a decline in the price of our stock disproportionate to the actual harm caused.
In addition to news reports, we may be subjected to negative publicity in connection with threatened or ongoing litigation or governmental investigations. Even if such claims or investigations do not have merit, and even if we are able to successfully defend, settle or otherwise resolve them, the publicity they generate, including press releases issued by or statements from our counterparties in the applicable dispute, may be perceived negatively, and may have the effect of harming our brand, negatively affecting our business or causing our stock price to decline.
The strength of our brand, and our ability to attract and retain paying members, depends significantly on the experience our members have with one another at the point of service, which we do not control. Conduct by our members may be attributed to us, and as a result inappropriate, illegal or otherwise harmful acts by caregivers or families, even if only by a small number of our members and even if such acts are outside of our control, could result in negative publicity or legal action that could have a significant negative impact on our brand. If our efforts to promote and maintain our brand are not successful or if our member experience is not otherwise positive, our operating results and our ability to attract and retain paying members may be adversely affected and our results of operations may be harmed.
Furthermore, an adverse, public event resulting from the actions of a caregiver on a competitor’s platform could increase the perceived risk of seeking care or employment through an online platform, and cause our members or prospective members to lose confidence in our services. Such an event could result in harm to our brand even if the member has no relationship with our platform, and as a result could adversely affect our business.
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
Finally, we rely on the resources of third parties over whom we have limited control to assist us in developing certain products and features. If any of these third parties terminates its relationship with us or fails to provide adequate services, it could cause delays in our release of new product offerings and/or features and harm our business.
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
If we fail to adapt our operations to meet the increased legal and operational demands of our Care@Work clients, our brand and results of operations may be negatively impacted.
The significance of our Care@Work offering to commercial clients has grown as we have entered into agreements with large organizations with operations throughout the United States. Meeting our contractual obligations to such organizations has demanded significant management attention, and has required us to undertake a rapid expansion of the scale and complexity of our Care@Work operations. If we fail to meet our contractual obligations to our Care@Work clients, they may be able to terminate their contracts with us or seek damages, which would have a negative effect on our results of operations. In addition, such failure could result in negative publicity and reputational harm, hurting our brand and making it more difficult for us to keep our current clients and attract new ones. Even if we are successful meeting our obligations under existing contracts with our Care@Work clients, there is no guarantee that such clients will continue their relationships with us through or beyond the initial contractual term. Any termination of a contract by our Care@Work clients would have a negative effect on our results of operations, and could result in negative publicity and reputational harm, hurting our brand and making it more difficult for us to keep our current clients and to engage new clients such that our investments in our Care@Work offering will generate the targeted return.
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
In addition, as consumers communicate less via email and more via text messaging and other virtual means, the reach of our email campaigns may be adversely impacted.  One of our primary means of communicating with our members and keeping them engaged with our products is via email.  Our ability to communicate via email enables us to keep our members updated on activity with respect to their job postings or profile, inform them of new members they may be interested in connecting with, introduce them to new products or services they may be interested in using, and present discount and free trial offers, among other things.  Any erosion in our ability to communicate successfully with our members via email could have an adverse impact on member experience and the rate at which non-paying members become paid members.
If we fail to expand and increase adoption of our Care@Work and consumer payments solutions, our future growth could suffer.
As part of our growth strategy, we intend to grow our Care@Work solutions. Although we have continued to acquire new customers, our growth could be adversely affected if we are unable to acquire new customers at the same rate or volume as we have in the past. Additionally, our growth could be impacted if we are unable to scale our internal enterprise sales team. As our Care@Work solutions grow, we are increasing the scale of our in-home and in-center back-up care network, as well as the operations required to deliver these services, and we will need to continue to do so in the future. We may also need to further differentiate our Care@Work products and services to effectively compete with our competition. If we fail to continue to acquire new customers, scale our internal enterprise sales team and operations, scale our in-home and in-center back-up care network and differentiate our Care@Work products and services, then our growth may be adversely impacted. For more information about risks related to the growth of our Care@Work solutions, see “-If we fail to adapt our operations to meet the increased legal and operational demands of our Care@Work clients, our brand and results of operations may be negatively impacted,” above.
Additionally, as part of our growth strategy, we intend to grow our consumer payments solutions. Although an increasing number of our members are using Care.com HomePay, a household employer payroll and tax product, if this trend does not continue, or if any other payments solutions we may offer do not achieve adequate acceptance in the market, our competitive position could be impaired and our growth could be adversely affected.
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
Job board sites are also an important source of our caregiver acquisition efforts. We derive much of that volume from organic search listings within those job boards. Some job board aggregators have denied certain of our listings, or removed certain listings we have posted. If a greater portion of our listings are denied we may have to find alternative paid sources to acquire caregivers, which would impact our ability to attract new members and increase our acquisition costs.
Data security and integrity are critically important to our business, and breaches of security, unauthorized disclosure of information about our members, denial of service attacks or the perception that member information is not secure could result in a material loss of business, substantial legal liability or significant harm to our reputation.
Our operations are substantially dependent on the proper functioning and integrity of our technology systems. In the ordinary course of our business, we rely on our systems to collect, process and store a large amount of consumer information, including financial information and sensitive personal information. In addition, we use our systems to create, transmit and store confidential business and financial information. This information is often accessed through transmissions over public and private networks, including the Internet. Despite our physical security measures, implementation of technical controls and contractual precautions designed to identify, detect and prevent the unauthorized access, alteration, use, transmission or disclosure of our data, there is no guarantee that these measures or any other measures will be sufficient to protect our data or detect any compromise of our data’s security. Our systems are vulnerable to bugs, defects, breakdown, malicious intrusion, random attack and theft. Data privacy or security breaches by individuals authorized to access our technology systems, including our employees, contractors or contractual counterparties, or others may pose a risk that sensitive data may be accidentally or deliberately exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. We have been and expect to continue to be targeted by cyber-attacks, which may be carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Several recent, highly publicized data security breaches and denial of service attacks at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems.
Any unauthorized disclosure of sensitive or confidential business or member information, information, including by cyber attacks or other security breach, could cause a loss of data, give rise to remediation or other expenses, disrupt our operations, expose us to substantial liability under federal, state and foreign laws, and subject us to litigation and investigations, which could have an adverse effect on our business, cash flows, financial condition and results of operations. In addition, some laws and regulations mandate notification to affected individuals and regulatory authorities in the event that personal data is accessed or acquired by unauthorized persons. For example, the GDPR, which was adopted by the European Union (“E.U.”) in 2016 and went into effect in May 2018, includes data breach notification requirements in regard to both affected individuals and E.U. data protection authorities (depending on the facts of the breach) with which we will have to comply. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.
We use, store and, in some instances, share information collected from or about our members and site visitors and their devices, which may subject us to governmental and industry regulation and other legal obligations related to privacy and data protection and our actual or perceived failure to comply with such obligations could harm our business.
We receive, store and process information from and about our members and website visitors and their devices, as well as information about Care.com HomePay and back-up care users, including name, contact information, and in some cases sensitive personal information, such as credit card numbers, tax return information, bank account numbers, social security numbers and other personal information such as criminal background information and information relating to children and vulnerable individuals. In addition, members using our service can allow us to share information, including personal and background information, with other members and with third parties.
Diverse legal and industry requirements in the regions where our members and site visitors reside may apply to our collection, use, storage and sharing of information about such individuals, including to the extent that our members choose to share data about themselves or family members in connection with potential employment in the home setting. The scope of these privacy and data protection obligations are changing in substantial and unpredictable ways, subject to differing interpretations, and may be inconsistent between different regions or conflict with other rules. For example, the E.U.-U.S. Safe Harbor program was invalidated and replaced with the Privacy Shield program in 2016. Privacy Shield has been subject to legal challenges and may not be appropriate for us.
For example, the GDPR came into effect on May 25, 2018, replacing the Data Protection Directive 95/46/EC. The GDPR introduces stringent operational requirements for companies established in the E.U. or European Economic Area (“EEA”), or those outside the E.U. or EEA but which are targeting or monitoring individuals located in the E.U. or EEA, including fulfilling new and strengthened rights for data subjects (e.g., the right to erasure of personal data, data portability, etc.) , detailed disclosures to data subjects (including disclosure of the legal basis on which personal data is processed), additional obligations when contracting with service providers, mandatory data breach notification requirements, appropriate privacy governance framework to be implemented including policies, procedures, training and data audit, and increased fines, with potential fines for violations of certain provisions of the GDPR reaching as high as the greater of €20 million or 4% of a company’s total annual global revenue. In addition, failure by us, our partners, our vendors, or our employees or contractors to comply with the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our use of data, enforcement notices, as well potential civil claims including class actions where individuals suffer harm.
We are subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and EEA. While currently we have legally recognized mechanisms in place which are based on E.U. Commission approved model clauses and/or other permitted mechanisms that we believe allow for the transfer of E.U. member, customer, and employee information to the United States and other countries outside of the E.U. and EEA, it is possible that these mechanisms may not be sufficient under the GDPR or other future legal requirements that could have an impact on how we move data to Care.com entities outside the E.U. or EEA. For example, there is currently ongoing litigation in the E.U. challenging the legitimacy of the E.U. Commission approved model clauses as a data export mechanism under the GDPR. As such, it is uncertain whether the model clauses may be invalidated as a compliant data transfer mechanism in the near future.
In response to these regulatory changes and the ongoing scrutiny of transfer mechanisms generally, we may be required to find alternative solutions for the compliant transfer of personal data outside the E.U. or EEA and to make changes in regard to our data export processes. We may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient, or if our members and customers have concerns regarding the transfer of data from the E.U. or EEA to the United States or other countries outside of the E.U. or EEA, we could be subject to enforcement actions or investigations by individual E.U. or EEA data protection authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted. The requirements imposed by the GDPR and similar laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions, which together with the costs of compliance, could have a material adverse impact on our results of operations.
As a data controller under GDPR, we are accountable for third-party data vendors or service providers we engage to process personal data on our behalf. We attempt to address the associated risks by implementing various processes designed to mitigate such risks, which include, without limitation, the performance of vendor security reviews, due diligence and other activities. We also enter into agreements with vendors and service providers that access personal data and where required under the GDPR, obligate them to only process data according to our instructions and to take sufficient security measures to protect such data. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such data. Any violation of data or security laws by our third-party vendors could have a material adverse effect on our business and result in the fines and penalties outlined above.
We are also subject to evolving European privacy laws on cookies and e-marketing. The E.U. is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state. The draft e-Privacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases fining powers to the same levels as the GDPR (i.e., the greater of €20 million or 4% of total global annual revenue). While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during the second half of 2020 or during 2021 following a transition period.
We are subject to evolving privacy regulation under U.S. law as well. A number of proposals are pending before federal and state legislative and regulatory bodies, and additional laws and regulations have been passed but are not yet effective, any of which could significantly affect our business. For example, on June 28, 2018, California passed the CCPA, which will go into effect on January 1, 2020. The CCPA introduces significant changes to privacy law for businesses that collect personal information from California residents, including giving consumers statutory rights that are similar in some ways to those granted to consumers under the GDPR. The CCPA will impose substantial new compliance burdens on businesses subject to the law, and also creates a new potential source of consumer litigation through the private right of action authorized under the statute.
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
The expansion of our service offerings exposes us to increased litigation risk related to our on-demand caregivers.
In connection with new and expanded service offerings, we have increased the number of caregivers we employ for the purpose of providing care to families on an on-demand basis, and have engaged nanny agencies and daycare centers, whose caregivers provide on-demand services to our corporate clients. For example, our subsidiaries Care Concierge, Town & Country and Trusted Labs provide back-up child and adult care to families an on-demand basis. Our relationships with on-demand caregivers and caregivers we employ may increase the likelihood that we will be found liable for caregiver misconduct. Such liability, in individual cases or in the aggregate, could be substantial, and could have a negative effect on our results of operations. In addition, the expansion of our on-demand care offerings has increased the cost of certain related insurance policies. These costs may continue to rise in the future, and there is no guarantee that that the policies we maintain will be sufficient to protect us from all liability, or that they will cover all types of claims that may be made against us.
If the businesses we have acquired do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.
We have acquired complementary businesses in the past. The benefits that we expect to achieve as a result of our acquisitions depend in part on our ability to realize anticipated growth opportunities and cost savings synergies. Our success in realizing these opportunities and synergies and the timing of this realization depend among other things on the successful integration of the acquired companies’ businesses and operations with our businesses and operations and the adoption of our respective best practices. Even if we are able to integrate these businesses and operations successfully and implement those strategic initiatives, it may not result in the realization of the full benefits of the growth opportunities and synergies we currently expect to achieve, within the anticipated time frame or at all. If a company we purchase does not perform as we expected, our investment could become impaired or we could discontinue the operations and our financial results could be negatively impacted.
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
We may make acquisitions of or investments in complementary businesses in the future, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.
As part of our business strategy, we have made, and may in the future make, acquisitions to add specialized employees, complementary companies, products or technologies. In addition, we may make investments in complimentary businesses. The identification of suitable acquisition or investment candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or investments. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. For any such transaction, we may:
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
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. We will need to continue to evaluate the carrying value of our goodwill and may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined, which could adversely impact our results of operations, prospects and financial position. As of December 29, 2018, our goodwill balance was $68.2 million and our intangible asset balance was $4.1 million, which represented 25% and 2% of total consolidated assets, respectively.
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

•	compliance with applicable foreign laws and regulations, which, in certain areas such as privacy and data protection, for example GDPR, may be more restrictive than U.S. laws and regulations;

•	compliance with anti-bribery laws, including without limitation compliance with the Foreign Corrupt Practices Act and the United Kingdom Bribery Act;
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
The number of registered members in our marketplace is significantly higher than the number of paying families because some families choose to register, but not become paying families, and others become paying families, but choose not to renew their paid memberships. If we are not able to attract new registered families, convert registered families to paying families or retain our paying families for longer periods of time our business may not grow as fast as we expect, or not at all, which would harm our operating and financial results and may cause our stock price to decline. Therefore, we must provide features and products that demonstrate the value of our marketplace to our members and motivate them to become paying members. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.
Our business may be harmed if users view our marketplace as primarily limited to finding regularly scheduled caregivers for children.
Our membership growth and engagement rates could be adversely affected if consumers perceive the utility of our marketplace to be limited to finding full-time caregivers for children. Despite the breadth of care needs that can be met through our platform, including after school care, occasional babysitting, senior care, pet care, tutoring and housekeeping, 33% of job postings in fiscal year 2018 were for full-time child caregivers. If families and caregivers fail to utilize the breadth of the family care and other services available through our marketplace, our membership growth and engagement rates could be negatively impacted, and our business will be harmed.
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
Substantially all of our communications, network and computer hardware used to operate our online services and mobile applications are located in facilities that we do not own or control. Our systems and operations are also vulnerable to damage or interruption from tornadoes, floods, fires, power losses, telecommunications failures or acts of war. For example, a significant natural disaster, such as a major snowstorm or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for such losses that may occur. In addition, acts of terrorism could negatively affect our results of operations by causing disruptions in our business or the economy as a whole.
We have implemented disaster recovery procedures that allow us to move our services to a back-up operating infrastructure in the event of a catastrophe or other event outside of our control. However, these procedures do not yet provide a real time solution. Therefore, if our primary operating infrastructure becomes due to a catastrophe or other events outside of our control, there will be a period of time that our platform will remain unavailable while the transition to a back-up operating infrastructure takes place. Any period during which our existing members are unable to access our services, or prospective members are unable to register on our website, could negatively affect our business
Interruptions or delays in service arising from our third-party vendors could impair the delivery of our service and harm our business.
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
We offer Care.com HomePay, our household employer payroll and tax services. We also offer an electronic payments solution through a third-party payments processor that allows families to make electronic payments to their caregivers through our website and mobile apps. It is possible that we or our service provider may make errors in processing payments or that funds may be misappropriated due to fraud. We may also make errors in calculating and remitting taxes to the Internal Revenue Service and state tax authorities. In addition, the online tax preparation, payroll administration and online payments industries have increasingly been subject to fraudulent activities by third parties. In addition to any direct damages and potential fines we may incur as a result of payment processing errors or fraud relating to our payments products, negative publicity or a loss of confidence regarding these services could harm our business and damage our brand.

We may not be able to compete successfully against current and future competitors.
We are and will continue to be faced with many competitive challenges, any of which could adversely affect our prospects, results of operations and financial condition.
With respect to our consumer matching solutions, we compete for families, caregivers, employers and care-related businesses with traditional offline consumer resources, online job boards and other online care marketplaces. We also compete for a share of care-related businesses’ overall recruiting and advertising budgets with traditional, offline media companies and other Internet marketing providers. Our principal competitors are Craigslist, a ‘‘free to consumer’’ website, UrbanSitter and Sittercity, an online care specific marketplace. Our principal competitor in our employer channel is Bright Horizons. In the consumer payments market, Care.com HomePay competes with similar products offered by HomeWork Solutions, Inc., NannyChex and GTM Payroll Services. In addition, we may in the future be subject to competition from companies that operate other online marketplaces and that decide to expand into the online care market or other established companies that decide to expand into the consumer payments market. These potential competitors may be larger and have more resources than we do, may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. As a result, these potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities or technologies.
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
From time to time, we become aware of information relating to our members through complaints from other members, publicly available sources or otherwise, which results in the removal of the member from our marketplace. Because of the complex legal and regulatory environment in which our business operates, we generally do not advise other members when we decide to remove a particular member and, when we do advise members that we have removed a member, we generally do not tell them the reason for removal. As a result, a member who hires a caregiver through our platform may not be aware that the caregiver has subsequently been removed from our marketplace or the reason the caregiver was removed, and may seek to make a legal claim against us for failure to notify them of the removal or the reason for the removal. Any such claims, whether or not meritorious, or any claim by a caregiver that he or she should not have been so removed, may be a distraction to management, result in our incurring costs to defend or settle the claim, may require us to pay damages, or may otherwise harm our business and reputation.
Adverse economic conditions may adversely impact our business.
Our business depends on the overall demand for care. Our prospective members’ employment and income impact their demand for care. Adverse economic conditions, including increases in unemployment or reductions in labor force participation in general or among our members and prospective members, could reduce the number of dual-income families -a key component of our target market - and therefore the number of families seeking care. In addition, if consumer spending is reduced due to a weak economy, families may decrease spending on care services they believe to be non-essential, such as housekeeping and tutoring, or reduce or eliminate certain activities that typically require the services of our caregivers, such as date nights that require babysitters and vacations that may require pet sitters. As a result, weakened adverse changes in prevailing economic conditions could decrease the traffic on our platform, reduce sales of our products and services and delay adoption of new offerings.

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
Our business is subject to a variety of U.S. and foreign laws, some of which are unsettled and still developing and which could subject us to claims or investigations, or otherwise harm our business.
We are or may be found to be subject to numerous state, federal and foreign laws and regulations that affect consumer-based businesses and companies that conduct business on the Internet. Because our services are accessible worldwide, we are also subject to laws and regulations in jurisdictions, both in the United States and internationally, in which we have no operations. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business.  These may involve user privacy, information security and data protection, use of consumer background information, intellectual property, electronic contracts, consumer protection, telecommunications, taxation, securities law compliance and online payment services. Many jurisdictions have passed laws, such as the General Data Protection Regulation, or the GDPR, and the California Consumer Privacy Act of 2018, or the CCPA, that impose new restrictions and obligations in connection with the collection, storage, use, transmittal and retention of consumer data, and other jurisdictions are considering such laws. These laws require the adoption of operating standards that can be vaguely defined and difficult, expensive and time consuming to implement. Many of these laws are new and remain untested. As a result, the costs of complying with these laws may increase in the future as they are interpreted and standards coalesce around their implementation. These laws have imposed, and will continue to impose, substantial new compliance burdens, and will expand our litigation and regulatory enforcement risks.
Beyond information security and data privacy, we are subject to U.S. federal, state, local and foreign consumer protection laws and regulations that affect, and in many cases restrict, the manner in which we are permitted to operate. Our compliance with these laws and regulations is monitored by governmental authorities, many of which have the power to launch investigations, or to cause legal proceedings to be commenced against us. For example, we offer members a paid subscription service that auto-renews until downgraded to a non-paying membership. Many states have enacted laws specific to auto-renewing contracts and other states are considering such laws. Among other things, these laws may require specific notifications to consumers prior to and/or after a consumer agrees to an auto-renewing contract, including reminder notifications prior to a subscription renewing, and may specify the manner in which such notifications are given. Compliance with these laws and regulations may be onerous and expensive, and variations and inconsistencies among jurisdictions in their scope and interpretation may further increase the cost of compliance and litigation risk. We have been, and from time to time may become, subject to legal proceedings and/or government investigations relating to our compliance with state auto-renewing contract laws. Complying with investigations can subject us to increased costs and adverse publicity even if no violations are found. Violation of a state auto-renew law can result in civil penalties and in many instances renders the contract unenforceable, which could result in a refund of all fees paid under the contract. Likewise, we are subject to laws and regulations regarding unfair or deceptive trade practices. These laws and regulations can be interpreted to apply to content on our website, communications we make to our members and marketing materials we place with third parties or transmit to prospective or current members. We have been and are currently subject to regulatory investigations in connection with our auto-renew practices and compliance with unfair and deceptive trade practices laws. For more information about investigations related to our auto-renew practices, see Item 3 “Legal Proceedings.” The penalties, fees and expenses we incur in these investigations could be significant, either individually or in the aggregate. Changes to our practices in these or other areas that are required by law or as a result of investigations, or that we deem are advisable in light of the business and regulatory environments in which we operate, may have a negative effect on our results of operations.

In the United States we acquire information about our members from consumer credit reporting agencies and other third-party sellers of public data. We use this information in an effort to verify the accuracy of certain information that some of our members provide about themselves and to advance our business objective to maintain a trusted online community for our members. We also facilitate the purchase and sharing of third-party consumer reports and background checks by members, subject to the permission of the individual who is the subject of the report. The Fair Credit Reporting Act, or the FCRA, applies to consumer credit reporting agencies as well as data furnishers and users of consumer reports, as those terms are defined in the FCRA. The FCRA promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes, including for employment. The FCRA limits the distribution and use of consumer reports and establishes consumer rights to access and dispute their own credit files, among other rights and obligations. Members who access consumer reports about job applicants via our service expressly agree to follow the FCRA requirements for employers. Violation of the FCRA can result in civil and criminal penalties. The U.S. Federal Trade Commission, the U.S. Consumer Financial Protection Bureau, and state attorneys’ general, acting alone or in cooperation with one another, actively enforce the FCRA as do private litigants. Many states have enacted laws with requirements similar to the FCRA. Some of these laws impose additional, or more stringent, requirements than the FCRA.
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
If we are not able to comply with existing or new laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain services, which would negatively affect our business, financial condition and results of operations. In addition, increased public attention to liability that could result from lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.
Our practices surrounding the auto-renewal of our paid subscriptions have been, and may in the future be, the subject regulatory scrutiny and litigation.
We offer members a paid subscription service that auto-renews until downgraded to a non-paying membership. Many states have enacted laws specific to auto-renewing contracts and other states are considering such laws. Among other things, these laws may require specific notifications to consumers prior to and/or after a consumer agrees to an auto-renewing contract, including reminder notifications prior to a subscription renewing, and may specify the manner in which such notifications are given. Governmental investigations in connection with these laws can result in increased legal fees and settlements that require the payment of fines, changes to our business practices, or both. Violations of a state auto-renew laws can result in civil penalties and in many instances render the contract unenforceable, which could result in a refund of all fees paid under the contract. We have been and are subject to regulatory investigations in connection with our auto-renew practices. For example, the Marin County District Attorney’s Office is conducting an investigation related to the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website. Any changes to our auto-renew practices that are required in connection with these investigations, that are required by law or that we deem are necessary or appropriate in light of the business and regulatory environments in which we operate may have a negative effect on our results of operations.
We could be subjected to lawsuits or investigations in numerous jurisdictions, including those in which we do not have any operations.
Because our services are accessible worldwide, we are subject to laws and regulations in numerous jurisdictions in the United States and abroad, including jurisdictions in which we have no local entity, employees, infrastructure or operations. We could be subjected to investigations or litigation in any number of these jurisdictions. Lawsuits or investigations in one jurisdiction could make similar lawsuits or investigations in other jurisdictions more likely, and even if we are able to successfully defend, settle or otherwise resolve an investigation or litigation in one jurisdiction, there is no guarantee we will be successful doing so in other jurisdictions. As a result, even disputes or allegations of non-compliance that are insignificant on an individual basis could, if duplicated in other jurisdictions, aggregate to have a material adverse effect on our business and results of operations.
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
Our failure to accurately anticipate the application of laws and regulations that governmental organizations or others may claim are applicable to new products and services we may offer, or other failures to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, including curtailing or withdrawing entirely from one or more lines of business, which could hurt our brand or cause our revenue to decrease, our costs to increase or our business otherwise to be harmed.
We could face liability or other expenses for information on or accessible through our online marketplace, including background check reports.
We offer families the ability to purchase and view through our marketplace background checks, including criminal background checks, of caregivers they are interesting in hiring, subject to the caregivers’ consent. We contract with third-agencies that we believe are reputable to offer a variety of background checks that range in cost and comprehensiveness. For various reasons, including federal and state law limitations, state and county criminal record reporting system limitations, and human and electronic misstatements or errors, even the most comprehensive background check offered may not disclose the existence of all criminal records in all jurisdictions. Even though we disclose to families that the background checks they purchase and/or view through our marketplace are not comprehensive and may not be accurate or complete, we are and may continue to be subject to lawsuits alleging that background checks offered through our marketplace failed to completely or accurately disclose the criminal history of a caregiver, which resulted in the family hiring the caregiver and experiencing a loss for which we are responsible. We are, and in the future may be, subject to government investigations and inquiries into whether we failed to adequately describe or disclose the limitations of background checks offered through our marketplace. Our failure to successfully defend or settle any of these litigations or government proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations. Even if we are able to successfully defend or favorably resolve a litigation, proceeding or investigation, publicity surrounding such litigation, proceeding or investigation could have a negative effect on our reputation and brand, which could harm our business and cause our stock price to fall.
In addition, a significant portion of the information available through our online marketplace, including job postings, caregiver profiles and photographs, is submitted by families, caregivers and third parties. We also allow care-related businesses and other third parties to advertise their products and services on our websites and include links to third-party websites. We could be exposed to liability with respect to this information. Members could assert that information concerning them on our website contains errors or omissions and/or seek damages from us for losses incurred if they rely upon incorrect information provided by our members, care-related businesses or others. We could also be subject to claims that the persons posting information on our websites do not have the right to post such information or are infringing the rights of third parties, such as copyrights in photographs and privacy and publicity rights. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we are liable for wrongful actions by the third parties operating those websites. These claims also may be brought under foreign laws that often do not provide the same protections for online services companies that laws in the United States do. We could incur significant costs in investigating and defending against these claims even if they do not result in liability to us.
We also allow families to submit reviews of caregivers. Our terms of use prohibit members from providing inaccurate, misleading, defamatory or false information to us or to any other user of our website and that all opinions expressed must be genuinely held. However, we do not have a regular practice of verifying the accuracy of all of the information provided by our members. There is a risk that a review or other content posted by a member may be considered defamatory or otherwise offensive, objectionable or illegal under applicable law. We also have been and may in the future be subject to claims that we failed to detect and remove unsafe members from our website based content provided in reviews. Therefore, there is a risk that publication on our website of our ratings and reviews may result in a suit against us for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, discrimination, or other legal claims. Even if these claims do not result in liability to us, they may result in costly and time-consuming litigation and/or injury to our reputation.
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
We currently hold the ‘‘Care.com’’, ‘‘Betreut.de’’, “myhomepay.com” and ‘‘Breedlove.com’’ Internet domain names and various other domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in the United States or any other country, we would be forced to incur significant additional expense to market our solutions, including the development of a new brand and the creation of new promotional materials, which could substantially harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the ‘‘Care’’ name or other names we utilize in all of the countries in which we currently intend to conduct business.
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
Any inability of the Company to realize its deferred tax assets, if and when they arise, may have a material adverse effect on the Company’s financial condition and results of operations.
We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. We evaluate our deferred tax assets for recoverability based on available evidence, including assumptions about future profitability and capital gain generation. Although we believe that it is more likely than not that the deferred tax assets will be realized, some or all of our deferred tax assets could expire unused if we are unable to generate taxable income of an appropriate character and in a sufficient amount to utilize these tax benefits in the future. Any determination that we would not be able to realize all or a portion of its deferred tax assets in the future would result in a charge to earnings in the period in which the determination is made. This charge could have a material adverse effect on our results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between our projected operating performance and actual results. As a result, significant management judgment is required in assessing the possible need for a deferred tax asset valuation allowance. The changes in the estimates and assumptions used in such assessments and decisions can materially affect our results of operations and financial condition.
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

Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, that if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes of these examinations might have a material and adverse effect on our operating results and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 29, 2018, we had federal net operating loss carryforwards of $137.2 million and state net operating loss carryforwards of $116.9 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an ‘‘ownership change,’’ the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an ‘‘ownership change’’ generally occurs if there is a cumulative change in our ownership by ‘‘5-percent shareholders’’ that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.
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
The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, the recently-enacted legislation could create additional operational cost for our Care.com HomePay service and/or adversely affect the tax position of caregivers, which may negatively impact our revenue from that service. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers or holders of our common stock. We urge current and prospective stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.
We may not be able to successfully prevent others, including copycat websites and mobile apps, from misappropriating our content.
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
We use open-source software in our solutions and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a negative effect on our business and operating results.
We are an ‘‘emerging growth company,’’ and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are currently an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and expect to remain an emerging growth company until the end of our fiscal 2019 fiscal year. We will no longer be an “emerging growth company,” as defined by the JOBS Act as of fiscal 2019 year-end. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. These expenses are likely to increase once we are no longer an “emerging growth company”. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The New York Stock Exchange and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel have devoted and will continue to need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly.
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
The results of the United Kingdom’s referendum on withdrawal from the E.U. may have a negative effect on global economic conditions, financial markets and our business.
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which the majority of eligible members of the electorate in the U.K. voted to approve the U.K.’s withdrawal from the E.U., commonly referred to as ìBrexit.î As a result of the referendum, the U.K. government served notice under Article 50 of the Treaty of the European Union on March 29, 2017 to formally initiate a withdrawal process. The U.K and the E.U. have had a two-year period under Article 50 to negotiate the terms of the U.K.’s withdrawal from the E.U. The withdrawal agreement and political declaration that were endorsed at a special meeting of the European Council on November 25, 2018 did not receive the approval of the U.K. Parliament in January 2019.

Further discussions are ongoing, although the European Commission has stated that the E.U. will not reopen the withdrawal agreement. Any extension of the negotiation period for withdrawal will require the consent of all 27 remaining member states of the E.U.
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
The Brexit vote has caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit vote and the proposed withdrawal of the U.K. from the E.U. have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Such global economic uncertainty may cause our customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and the value of an investment in our common stock may decline.
Shares of our common stock were sold in our initial public offering in January 2014 at a price of $17.00 per share and, from the date our common stock first traded on the New York Stock Exchange through March 1, 2019 our common stock has subsequently traded as high as $29.25 and as low as $4.89. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this ‘‘Risk Factors’’ section and elsewhere in this Annual Report on Form 10-K, these factors include:
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
In addition, the stock market in general, and the market for the stock of technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.
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
Short sellers of our stock have been, and may in the future be, manipulative and may drive down the market price of our common stock.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. In the past, the publication of such commentary about us by a disclosed short seller precipitated a decline in the market price of our common stock. Efforts by such short seller or by other short sellers, whether or not they identify themselves as such, may have a similar effect, and no assurances can be made that any such effect would be temporary or insignificant.
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
Our officers, directors and their affiliated funds and certain of our principal stockholders beneficially own or control, directly or indirectly, a substantial percentage of the outstanding shares of our common stock. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other stockholders to influence corporate matters and may have the effect of delaying or preventing an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different from yours. For example, because some of these stockholders purchased their shares at prices substantially below the price at which shares are currently being sold to the public and have held their shares for a relatively longer period, they may be more interested in selling the company to an acquirer than other investors or may want us to pursue strategies that are different from the wishes of other investors.
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
As holders of our Series A Preferred Stock are entitled to vote on an as-converted basis together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock to CapitalG, and the subsequent payment of in-kind dividends, effectively reduces the relative voting power of the holders of our common stock.
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
CapitalG is owned by Alphabet Inc., a multinational conglomerate whose portfolio encompasses several industries and includes numerous companies, including Google LLC It is possible that CapitalG’s affiliation with companies such as Google LLC may deter other companies from exploring acquisition opportunities of the company, particularly if those potential acquirers view Google LLC or other companies affiliated with CapitalG as competitors.
CapitalG may exercise influence over us, including through their ability to designate and the ability of the Series A Preferred Stock holders to elect a member of our Board of Directors, and their interests may not always be aligned with the holders of our common stock.
As of December 29, 2018, CapitalG is the beneficial owner of approximately 13.6% of our outstanding common stock, on an as converted basis, making CapitalG our largest stockholder. Moreover, the ongoing payment of in-kind dividends to CapitalG is expected to increase the company’s ownership interest in our company. CapitalG is in the business of making investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders.
In addition, pursuant to the terms of the Investment Agreement and the Series A Preferred Stock, for so long as CapitalG or its affiliates beneficially own at least 50% of the shares of Series A Preferred Stock purchased from us pursuant to the Investment Agreement, the holders of Series A Preferred Stock shall have the right to elect one director to our board, with CapitalG having the right to designate the nominee for such position. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of a director designated by CapitalG may differ from the interests of our stockholders as a whole or of our other directors.

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
ITEM 3.    LEGAL PROCEEDINGS
Investigation by the Marin County and San Francisco, California District Attorneys’ Offices
In March 2016, we learned of an investigation by the Marin County, California District Attorney’s Office regarding the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website.  In September 2016, we learned of an investigation by the San Francisco County, California District Attorney’s Office regarding the accuracy and clarity of our disclosures about the sex offender registry search available to consumers through our website.  In 2017, the District Attorneys’ Offices have proposed a joint settlement that would include a payment by us of approximately $4.9 million to resolve both investigations.  We are in discussions with the District Attorneys’ Offices regarding the proposed settlement and continue to cooperate with the investigations.  We have determined that it is probable that we will incur a loss in connection with these matters and have accrued an amount based on the low end of the range of our reasonable estimate of this loss.
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

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$20.62	$15.80	$12.97	$8.05
Second Quarter	$22.95	$15.14	$16.07	$11.26
Third Quarter	$22.30	$17.09	$16.50	$12.80
Fourth Quarter	$22.42	$16.35	$20.88	$14.37
Holders
As of March 1, 2019 there were 24 holders of record of shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have not paid cash dividends since our inception. Our board of directors does not currently intend to pay cash dividends on our common stock. We anticipate that we will retain any future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Our Series A Redeemable Convertible Preferred Stock ranks senior to the shares of our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the company.
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
The following graph compares the cumulative total return of our common stock during the period commencing January 24, 2014 (the date our common stock began trading on the NYSE) to December 29, 2018, with the Russell 2000 Index and the NASDAQ Internet Index. The graph depicts the results of investing $100 in our common stock, the Russell 2000 Index and the NASDAQ Internet Index at closing prices on January 24, 2014 and assumes, with respect to the Russell 2000 Index and the NASDAQ Internet Index, that all dividends were reinvested. We did not declare or pay any cash dividends on our stock. Such returns are based on historical results and are not intended to suggest future performance.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following selected historical consolidated financial data below should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ and our consolidated financial statements and the related notes appearing in Item 8 “Consolidated Financial Statements and Supporting Data” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included in this Annual Report on Form 10-K.
The consolidated statements of operations for the fiscal years ended and as of December 29, 2018, December 30, 2017, and December 31, 2016, and the consolidated balance sheets as of December 29, 2018 and December 30, 2017, are derived from our audited consolidated financial statements appearing in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected statements of operations data for fiscal years 2015 and 2014, and selected balance sheet data for fiscal years 2016, 2015, and 2014, are derived from our audited consolidated financial statements not included in this report. In addition, during the fourth quarter of fiscal 2015 we substantially completed our plan to exit the Citrus Lane business, and during the fourth quarter of fiscal 2016, we completed the exit of this business. As such, all assets, liabilities, and results of operations have been reclassified to discontinued operations for all periods presented. There were no assets, liabilities, or results of operations for discontinued operations in fiscal years 2017 and 2018. See Note 3 to the Consolidated Financial Statements for more information.
Our historical results are not necessarily indicative of the results to be expected in the future (in thousands, except per share data and revenue per paying family and caregiver):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014 (1)

Revenue	$192,260	$174,090	$161,754	$138,681	$110,712
Cost of revenue	42,706	35,773	31,830	26,117	23,464
Operating expenses:
Selling and marketing	60,488	66,906	72,266	73,521	73,799
Research and development	34,641	25,423	20,402	19,801	16,216
General and administrative	44,360	35,214	31,939	30,158	27,325

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014 (1)
Depreciation and amortization	1,669	1,684	2,972	4,503	4,363
Restructuring charges	613	3,136	714	—	—
Total operating expenses	141,771	132,363	128,293	127,983	121,703
Operating income (expense)	7,783	5,954	1,631	(15,419)	(34,455)
Other (expense) income, net	(165)	2,203	(1,064)	(1,239)	(3,856)
Income (loss) from continuing operations before income taxes	7,618	8,157	567	(16,658)	(38,311)
(Benefit from) provision for income taxes	(45,272)	(2,506)	1,282	1,221	(752)
Income (loss) from continuing operations	52,890	10,663	(715)	(17,879)	(37,559)
Income (loss) from discontinued operations, net of tax	—	—	7,761	(17,116)	(42,733)
Net income (loss)	52,890	10,663	7,046	(34,995)	(80,292)
Accretion of preferred stock	—	—	—	—	(4)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(2,748)	(2,599)	(1,310)	—	—
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—	—	(2,124)	—	—
Net income attributable to Series A Redeemable Convertible Preferred Stock	(6,983)	(1,120)	(467)	—	—
Net income (loss) attributable to common stockholders	$43,159	$6,944	$3,145	$(34,995)	$(80,296)

Net income (loss) per share attributable to common stockholders (Basic):
Income (loss) per share from continuing operations attributable to common stockholders	$1.38	$0.23	$(0.12)	$(0.56)	$(1.30)
Income per share from discontinued operations attributable to common stockholders	—	$—	$0.22	(0.53)	(1.47)
Net income (loss) per share attributable to common stockholders	$1.38	$0.23	$0.10	$(1.09)	$(2.77)

Net income (loss) per share attributable to common stockholders (Diluted):
Income (loss) per share from continuing operations attributable to common stockholders	$1.29	$0.22	$(0.12)	$(0.56)	$(1.30)
Income (loss) per share from discontinued operations attributable to common stockholders	—	—	0.22	(0.53)	(1.47)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014 (1)
Net income (loss) per share attributable to common stockholders	$1.29	$0.22	$0.10	$(1.09)	$(2.77)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	31,198	29,680	30,535	32,001	28,941
Diluted	33,816	32,406	30,535	32,001	28,941
(1) The results of operations for Citrus Lane, Inc. have been included in our consolidated financial statements since the date of acquisition on July 17, 2014 and are presented within discontinued operations.

Other Financial and Operational Data:
Adjusted EBITDA (2)	$32,229	$23,302	$13,402	$(5,032)	$(21,106)
Total members	31,724	27,312	22,826	18,377	13,788
Total families	18,290	15,510	12,900	10,265	7,612
Total caregivers	13,434	11,802	9,926	8,112	6,176

(2) Adjusted EBITDA is a non-GAAP measure. We define adjusted EBITDA as income (loss) from continuing operations, which excludes the accretion of preferred stock dividends and issuance costs, as well as: federal, state and franchise taxes, other income (expense), net, depreciation and amortization, stock-based compensation, accretion of contingent consideration, merger and acquisition related costs, and other unusual or non-cash significant adjustments, such as impairment and restructuring charges. Adjusted EBITDA eliminates the effects of financing, income taxes and the accounting effects of capital spending, which is based on the Company's estimate of the useful life of tangible and intangible assets. Please see ‘‘Adjusted EBITDA’’ below for more information and for a reconciliation of adjusted EBITDA to net income from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014 (1)
Cost of revenue	$310	$396	$316	$236	$156
Selling and marketing	2,553	1,216	898	813	582
Research and development	4,396	1,771	1,103	760	437
General and administrative	10,115	6,310	4,153	3,116	2,704
Income (loss) from discontinued operations	—	—	14	589	1,926
Total	$17,374	$9,693	$6,484	$5,514	$5,805
(1) The results of operations for Citrus Lane, Inc. have been included in our consolidated financial statements since the date of acquisition on July 17, 2014 and are presented within discontinued operations.

	As of
	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$92,432	$86,728	$61,094	$61,240	$71,881
Working capital	100,208	79,651	56,959	24,060	43,834
Total assets	268,067	184,376	155,224	142,478	173,104
Total deferred revenue	20,176	18,626	15,971	13,435	11,472
Total non-current liabilities	7,244	7,071	9,363	7,306	12,828
Series A Redeemable Convertible Preferred Stock	53,007	50,259	47,660	—	—
Total stockholders' equity	162,213	89,461	66,949	88,252	118,050
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income (loss) from continuing operations	$52,890	$10,663	$(715)

Federal, state and franchise taxes	(44,651)	(2,228)	1,619
Other expense (income), net	165	(2,203)	1,064
Depreciation and amortization	2,128	2,240	3,722
EBITDA	10,532	8,472	5,690

Stock-based compensation	17,374	9,693	6,470
Merger and acquisition related costs	2,834	407	128
Restructuring related costs	613	3,136	714
Litigation related costs	239	636	400
Software implementation costs	308	471	—
Severance related costs	67	487	—
Impairment of intangible assets	142	—	—
Non-recurring professional fees	120	—	—
Adjusted EBITDA	$32,229	$23,302	$13,402

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are the world’s largest online marketplace for finding and managing family care. We have 31.7 million members, including 18.3 million families and 13.4 million caregivers, spanning more than 20 countries. We help families address their particular lifecycle of care needs, which includes child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced steady growth in revenue and members. Our members increased to 31.7 million as of December 29, 2018 from 27.3 million as of December 30, 2017, representing a 16% annual growth rate. Our revenue has increased to $192.3 million for the fiscal year ended December 29, 2018 from $174.1 million for the fiscal year ended December 30, 2017. We experienced net income of $52.9 million and $10.7 million in fiscal year 2018 and fiscal year 2017, respectively.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per paying family - U.S. Consumer Business):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Total members	31,724	27,312	22,826
Total families	18,290	15,510	12,900
Total caregivers	13,434	11,802	9,926
Paying families - U.S. Consumer Business	336	302	274
Monthly average revenue per paying family - U.S. Consumer Business	$39	$40	$40
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested in enough in them to have registered. Our total members increased 16% and 20% as of the fiscal years ended December 29, 2018 and December 30, 2017, respectively, compared to total members as of the prior year ends.

Total Families. We define total families as the number of paying and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007, as well as subscribers of our Care.com HomePay. Our total families increased 18% and 20% during the fiscal years ended December 29, 2018 and December 30, 2017, respectively, compared to the total families as of the prior year ends.
Total Caregivers. We define total caregivers as the number of paying and non-paying caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 14% and 19% during the fiscal years ended December 29, 2018 and December 30, 2017, respectively, compared to the total caregivers as of the prior year ends.
Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 11% and 10% during the fiscal year ends December 29, 2018 and December 30, 2017, respectively, compared to the total paying families as of the prior year ends.
Monthly Average Revenue per Paying Family - U.S. Consumer Business. We define monthly average revenue per paying family, or MARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe MARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families - while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business MARPPF decreased 2.5% and remained constant during the fiscal years ended December 29, 2018 and December 30, 2017, respectively.
Factors and Trends of Our Business
We believe that our performance and future success depend upon a number of factors, including our ability to continue to expand our member base, convert basic members to paying families, introduce innovative new products and enhance existing offerings and our infrastructure. Each of these areas presents significant opportunities for us, but also poses significant risks and challenges. See the section titled ‘‘Risk Factors’’ for a further discussion on these and other risks to our business.
Length of Paid Time. Our revenue is impacted by a number of factors, including the pricing and mix of our monthly, quarterly and annual subscriptions, our ability to cross-sell our suite of products and services and the total length of time a paying family subscribes to the various solutions we offer, which we refer to as length of paid time. This includes both initial and reuse subscription periods, which we define as the duration of subscriptions by the same paying family, which may not necessarily occur consecutively with the paying family’s initial subscription. Based on historical data, we estimate that the average total length of paid time for a U.S. Consumer Business paying family is 14.8 months, measured over an eight year period. During fiscal year 2018, our U.S. Consumer Business MARPPF was $39.
Customer Acquisition Costs. We expect to continue to make significant investments to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate depends on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the mix of our media expenditures between television and search advertising, the competitive environment in our markets and publicity about our company. In addition, an increasing percentage of our paying families has come from word-of-mouth referrals, search engine optimization and reuse, reducing our overall per-member customer acquisition cost. Currently, a majority of our marketing expenditures is spent on attracting paying families for our U.S. Consumer Business, and in fiscal year 2018, we spent an average of $73 per new subscription compared to $99 in fiscal year 2017. These expenditures included television advertising, search advertising and all other direct marketing expenses.
Impact of Seasonal Demands. We generally experience seasonal fluctuations in our financial results due to a heightened demand for caregivers at the beginning of a school year and at the beginning of a calendar year. Accordingly, purchases of subscriptions for our consumer matching solutions generally increase in the first and third quarters compared to the second and fourth quarters. Revenue recognition associated with these subscriptions is recognized on a ratable basis over the subscription term, which could result in cash collection and revenue recognition occurring in different fiscal quarters.
Acquisitions. As part of our ongoing growth strategy, we have completed a number of acquisitions since July 2012. Our growth since this time has been significantly affected by these acquisitions. In general, we pursue acquisitions for several reasons, such as acquiring additional products which enhance the user experience of our services and complement our existing business. Our balance sheet includes goodwill of $68.2 million and intangible assets of $4.1 million related to various prior acquisitions. We perform our annual goodwill impairment test annually as of the first day of our fiscal fourth quarter, or more frequently if certain events or circumstances warrant. Events or changes in circumstances that might indicate potential impairment in goodwill include the specific factors described in the Risk Factors section of this Annual Report on Form 10-K, including a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business.
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
Other Revenue
Other revenue includes revenue generated from international markets. This revenue is typically recognized on a daily basis over the term of a member’s subscription. Other revenue also includes revenue generated through contracts that provide corporate employers access to certain of our products and services, as well as, on-demand back-up care through our Care@Work solution. This product offering is typically sold through the use of an annual contract with an automatic renewal clause. Revenue related to this offering is typically recognized on a daily basis over the subscription term. Additionally, we generate revenue through our marketing solutions offering, which is designed to provide care-related businesses an efficient and cost-effective way to target qualified families seeking care services, and through our recruiting solutions offering, which allows care-related businesses to recruit caregivers for full-time and part-time employment. Revenue related to these product offerings is typically recognized in the period earned. (see ‘‘Critical Accounting Policies and Estimates’’ for a description of the revenue recognition criteria)
Cost of Revenue and Operating Expenses
Cost of Revenue. Our cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments, the cost of background checks run on both families and caregivers and the fulfillment costs of back-up care. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships and proprietary software acquired as part of acquisitions. We currently expect cost of revenue to increase on an absolute basis in the near term as we continue to expand our related customer base.
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
Other (Expense) Income, Net. Other (expense) income, net, consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.
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
Results of Operations
The following table sets forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Revenue	$192,260	$174,090	$161,754
Cost of revenue	42,706	35,773	31,830
Operating expenses:
Selling and marketing	60,488	66,906	72,266
Research and development	34,641	25,423	20,402
General and administrative	44,360	35,214	31,939
Depreciation and amortization	1,669	1,684	2,972
Restructuring charges	613	3,136	714
Total operating expenses	141,771	132,363	128,293
Operating income	7,783	5,954	1,631
Other (expense) income, net	(165)	2,203	(1,064)
Income from continuing operations before income taxes	7,618	8,157	567
(Benefit from) provision for income taxes	(45,272)	(2,506)	1,282
Income (loss) from continuing operations	52,890	10,663	(715)
Income from discontinued operations, net of tax	—	—	7,761
Net income	52,890	10,663	7,046
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(2,748)	(2,599)	(1,310)
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—	—	(2,124)
Net income attributable to Series A Redeemable Convertible Preferred Stock	(6,983)	(1,120)	(467)
Net income attributable to common stockholders	$43,159	$6,944	$3,145

Net income per share attributable to common stockholders (Basic):
Income (loss) per share from continuing operations attributable to common stockholders	$1.38	$0.23	$(0.12)
Income per share from discontinued operations attributable to common stockholders	—	—	0.22
Net income per share attributable to common stockholders	$1.38	$0.23	$0.10

Net income per share attributable to common stockholders (Diluted):
Income (loss) per share from continuing operations attributable to common stockholders	$1.29	$0.22	$(0.12)
Income per share from discontinued operations attributable to common stockholders	—	—	0.22
Net income per share attributable to common stockholders	$1.29	$0.22	$0.10

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	31,198	29,680	30,535
Diluted	33,816	32,406	30,535
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cost of revenue	$310	$396	$316
Selling and marketing	2,553	1,216	898
Research and development	4,396	1,771	1,103
General and administrative	10,115	6,310	4,153
Income from discontinued operations	—	—	14
The following tables set forth our consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Revenue	100%	100%	100%
Cost of revenue	22%	21%	20%
Operating expenses:
Selling and marketing	31%	38%	45%
Research and development	18%	15%	13%
General and administrative	23%	20%	20%
Depreciation and amortization	1%	1%	2%
Restructuring charges	—%	2%	—%
Total operating expenses	74%	76%	79%
Operating income	4%	3%	1%
Other (expense) income, net	—%	1%	(1)%
Income from continuing operations before income taxes	4%	5%	—%
(Benefit from) provision for income taxes	(24)%	(1)%	1%
Income (loss) from continuing operations	28%	6%	—%
Income (loss) from discontinued operations, net of tax	—%	—%	5%
Net income	28%	6%	4%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1)%	(1)%	(1)%
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—%	—%	(1)%
Net income attributable to Series A Redeemable Convertible Preferred Stock	(4)%	(1)%	—%
Net income attributable to common stockholders	22%	4%	2%
Revenue

	Fiscal Year Ended			Fiscal 2018 Compared to Fiscal 2017		Fiscal 2017 Compared to Fiscal 2016
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenue	$192,260	$174,090	$161,754	$18,170	10%	$12,336	8%
Fiscal 2018 Compared to Fiscal 2017
The change was primarily attributed to a $12.3 million increase in our consumer matching business, principally related to an increased number of paying families and caregiver subscriptions and a higher number of background checks services provided. Additionally, there were increases in Care@Work and consumer payment solutions revenues of $5.0 million and $1.1 million, respectively.
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
Cost of Revenue

	Fiscal Year Ended			Fiscal 2018 Compared to Fiscal 2017		Fiscal 2017 Compared to Fiscal 2016
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$42,706	$35,773	$31,830	$6,933	19%	$3,943	12%
Percentage of revenue	22%	21%	20%
Fiscal 2018 Compared to Fiscal 2017
The change was primarily related to higher compensation related costs of $5.5 million, and to a lesser extent increased credit card fees and IT hosting related costs of $1.4 million and $0.6 million, respectively. This was partially off-set by decreased member servicing and background check screening fees of $0.8 million.
Fiscal 2017 Compared to Fiscal 2016
The change was primarily related to higher member servicing costs and background check screening fees of $1.8 million, and to a lesser extent increased credit card fees and compensation related costs of $1.4 million and $0.6 million, respectively.
Selling and Marketing

	Fiscal Year Ended			Fiscal 2018 Compared to Fiscal 2017		Fiscal 2017 Compared to Fiscal 2016
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$60,488	$66,906	$72,266	$(6,418)	(10)%	$(5,360)	(7)%
Percentage of revenue	31%	38%	45%
Fiscal 2018 Compared to Fiscal 2017
The change principally related to decreased spending on marketing of $8.5 million, as we continue to focus on unpaid channels. This was partially off-set by higher compensation related costs of $1.9 million and to a lesser extent third-party consulting expenses of $0.1 million.
Fiscal 2017 Compared to Fiscal 2016
The change principally related to decreased spending on marketing of $7.3 million, as we continue to focus on unpaid channels. This was partially off-set by higher compensation related costs and consulting expenses of $1.1 million and $1.1 million, respectively.

Research and Development

	Fiscal Year Ended			Fiscal 2018 Compared to Fiscal 2017		Fiscal 2017 Compared to Fiscal 2016
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Research and development	$34,641	$25,423	$20,402	$9,218	36%	$5,021	25%
Percentage of revenue	18%	15%	13%
Fiscal 2018 Compared to Fiscal 2017
The change was primarily related to increases in expenses related to compensation related costs of $9.5 million, and to a lesser extent increases in occupancy expense of $0.3 million. This was partially off-set by decreases in third-party consulting expense of $0.9 million.
Fiscal 2017 Compared to Fiscal 2016
The change was primarily related to increases in expenses related to third-party consulting and compensation related costs of $2.7 million and $2.3 million, respectively.
General and Administrative

	Fiscal Year Ended			Fiscal 2018 Compared to Fiscal 2017		Fiscal 2017 Compared to Fiscal 2016
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$44,360	$35,214	$31,939	$9,146	26%	$3,275	10%
Percentage of revenue	23%	20%	20%
Fiscal 2018 Compared to Fiscal 2017
The change was primarily related to higher compensation related costs of $6.4 million, and to a lesser extent increases in IT related expenses, profession services expenses, third-party consulting expense, and the change in fair value of the Town and Country earn-out payments of $0.9 million, $0.6 million, $0.4 million, and $0.3 million, respectively.
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
Depreciation and Amortization

	Fiscal Year Ended			Fiscal 2018 Compared to Fiscal 2017		Fiscal 2017 Compared to Fiscal 2016
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$1,669	$1,684	$2,972	$(15)	(1)%	$(1,288)	(43)%
Percentage of revenue	1%	1%	2%

Fiscal 2018 Compared to Fiscal 2017
The change was primarily attributable to certain intangible assets reaching the end of their useful lives during fiscal years 2017 and 2018, partially off-set by the addition of intangibles acquired as part of the business acquisitions during fiscal year 2018. Over the next five years, we expect to incur total amortization expense associated with previous acquisitions of $3.8 million.
Fiscal 2017 Compared to Fiscal 2016
The change was primarily attributable to certain intangible assets reaching the end of their useful lives during fiscal years 2016 and 2017. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $0.9 million.
Restructuring Charges

	Fiscal Year Ended			Fiscal 2018 Compared to Fiscal 2017		Fiscal 2017 Compared to Fiscal 2016
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$613	$3,136	$714	$(2,523)	(80)%	$2,422	339%
Percentage of revenue	—%	2%	—%

Fiscal 2018 Compared to Fiscal 2017 and Fiscal 2017 Compared to Fiscal 2016
During the quarter ended June 25, 2016, we recorded a $0.5 million sublease loss liability and related expenses of $0.2 million for the expected loss on the sublease because the monthly payments we expect to receive under the sublease are less than the amounts that we will owe the lessor for the sublease space.
During the quarter ended September 30, 2017, we ceased use of an additional 25,812 square feet of the same facility. We recorded a lease obligation charge of $3.1 million. In the first quarter of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space and updated our estimates for the expect time period it will take to obtain a subtenant for the remainder of the cease use space. This resulted in an additional $0.5 million of restructuring charges in the first quarter of fiscal 2018. During the third quarter of fiscal 2018, we again updated our estimate for the expected time period it will take to obtain a subtenant for the remainder of the cease use space, resulting in an additional $0.1 million of restructuring charges in the third quarter of fiscal 2018.
Other (Expense) Income, net

	Fiscal Year Ended			Fiscal 2018 Compared to Fiscal 2017		Fiscal 2017 Compared to Fiscal 2016
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Other (expense) income, net	$(165)	$2,203	$(1,064)	$(2,368)	(107)%	$3,267	(307)%
Percentage of revenue	—%	1%	(1)%
Fiscal 2018 Compared to Fiscal 2017
The change was primarily driven by the unfavorable movement of foreign exchange rates, primarily due to the strengthening of the U.S. dollar against the Euro and British Pound Sterling during fiscal year 2018 compared to fiscal year 2017.
Fiscal 2017 Compared to Fiscal 2016
The change was primarily driven by the favorable movement of foreign exchange rates, primarily due to the weakening of the U.S. dollar against the Euro and British Pound Sterling during fiscal 2017 compared to fiscal 2016.

(Benefit from) Provision for Income Taxes

	Fiscal Year Ended			Fiscal 2018 Compared to Fiscal 2017		Fiscal 2017 Compared to Fiscal 2016
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(45,272)	$(2,506)	$1,282	$(42,766)	1,707%	$(3,788)	(295)%
Percentage of revenue	(24)%	(1)%	1%
Fiscal 2018 Compared to Fiscal 2017
During fiscal 2018 we recorded an income tax benefit of $45.3 million, primarily related to the release of the valuation allowance. This benefit was offset slightly by current foreign taxes and current state taxes in the US.
Fiscal 2017 Compared to Fiscal 2016
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Tax Act in our year end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing. The change in the tax provision/(benefit) was primarily related to the application of the Act. The Act reduced the federal tax rate from 34% to 21%. This rate change was applied to the measurement of our deferred tax assets and liabilities. We recorded a provisional tax benefit of $1.7 million in the fourth quarter of fiscal 2017 primarily due to the remeasurement of net deferred tax liabilities related to indefinite lived intangible assets, mainly goodwill. The Tax Act also provides for net operating losses generated on or after January 1, 2018 to have an indefinite carryforward period. In light of the Tax Act, we evaluated our existing indefinite lived deferred tax liabilities and concluded they can serve as a source of net income supporting the realization of certain deferred tax assets which, when they reverse, will become an indefinite lived net operating loss. This resulted in an additional provisional tax benefit of $2.3 million.
Income (Loss) from Discontinued Operations, Net of Taxes

	Fiscal Year Ended			Fiscal 2018 Compared to Fiscal 2017		Fiscal 2017 Compared to Fiscal 2016
	December 29, 2018	December 30, 2017	December 31, 2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Income (loss) from discontinued operations, net of tax	$—	$—	$7,761	$—	—%	$(7,761)	(100)%
Percentage of revenue	—%	—%	5%
Fiscal 2017 Compared to Fiscal 2016
We completed the closure of the Citrus Lane business in the fourth quarter of fiscal 2016, and we had no income or losses from discontinued operations for fiscal 2017 and fiscal 2018.

Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash flow provided by (used in):
Operating activities - Continuing operations	32,767	22,049	12,197
Operating activities - Discontinued operations	—	—	2,421
Investing activities - Continuing operations	(30,989)	(825)	(15,580)
Financing activities - Continuing operations	5,230	3,906	15,108
Financing activities - Discontinued operations	—	—	(14,510)
Effect of exchange rates on cash balances	(749)	420	(275)
Increase (decreases) in cash and cash equivalents	$6,259	$25,550	$(639)
As of December 29, 2018, we had cash and cash equivalents, restricted cash, and short-term investments of $130.4 million, which consisted of $92.4 million in cash and cash equivalents, $35.1 million in short-term investments and $2.9 million of restricted cash. Cash and cash equivalents, restricted cash and short-term investments consists of cash, certificates of deposit, and money market funds. Cash held internationally as of December 29, 2018 was $11.2 million. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, including our IPO in January 2014 and issuance of Series A Redeemable Convertible Preferred Stock in June 2016, and to a lesser extent from the exercise of employee stock options. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months from the date of filing this Annual Report on Form 10-K. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Fiscal 2018
Cash from operating activities provided $32.8 million during fiscal year 2018. This amount resulted from a net income of $52.9 million, adjusted for non-cash items of $24.6 million, and a net $4.5 million source of cash due to changes in working capital.
Non-cash income within net income consisted primarily deferred taxes of $45.6 million primarily related to the valuation allowance release for deferred tax assets. This was partially off-set by $17.4 million of stock-based compensation expense, $2.1 million for depreciation and amortization and $1.0 million of foreign currency remeasurement loss.
Increases in operating liabilities and decreases in operating assets provided a net source of $4.5 million of cash within operating activities. The increase in working capital was primarily due to increases in other non-current liabilities of $2.3 million, deferred revenue of $1.7 million, accounts payable of $1.6 million and accrued expenses and other current liabilities of $1.4 million. These were partially off-set by increase in other non-current assets of $1.2 million, unbilled accounts receivable of $0.9 million and prepaid and other current assets of $0.7 million.
Fiscal 2017
Cash from continuing operating activities provided $22.1 million during fiscal 2017. This amount resulted from a net income from continuing operations of $10.7 million, adjusted for non-cash items of $7.6 million, and a net $3.8 million source of cash due to changes in working capital.
Non-cash expenses within net income from continuing operations consisted primarily of $9.7 million of stock-based compensation expense and $2.2 million for depreciation and amortization. These were partially off-set by $3.0 million and $1.8 million of changes in deferred tax liabilities related to our provisional tax accounting related to the Tax Act and non-cash foreign currency remeasurement gain, respectively.

Increases in operating liabilities and decreases in operating assets provided a net source of $3.8 million of cash within operating activities. The increase in working capital was primarily due to increases in accrued expenses and other liabilities of $3.0 million, deferred revenue of $2.5 million, and other non-current liabilities of $1.8 million. These were partially off-set by increases in accounts receivable and prepaid expenses and other current assets of $2.3 million and $0.6 million, respectively.
Fiscal 2016
Cash from continuing operating activities provided $12.2 million during fiscal 2016. This amount resulted from a net loss from continuing operations of $0.7 million, adjusted for non-cash items of $12.6 million, and a net $0.3 million source of cash due to changes in working capital.
Non-cash expenses within net loss from continuing operations consisted primarily of $6.5 million of stock-based compensation expense, $3.7 million for depreciation and amortization, $1.3 million of foreign currency remeasurement, and $1.1 million in changes in deferred tax liabilities.
An increase in operating liabilities and decreases in operating assets provided a net source of $0.3 million of cash within operating activities. The increase in working capital was primarily due to increases in deferred revenue of $2.6 million, accrued expenses and other liabilities of $0.9 million, and other non-current liabilities of $0.2 million combined with decreases in accounts receivable of $0.3 million. These were partially off-set by a decrease in accounts payable of $0.7 million and increases in unbilled accounts receivable of $1.9 million and prepaid expenses and other current assets of $1.1 million.
Cash provided by discontinued operations totaled $2.4 million. This amount resulted from a net income from discontinued operations of $7.8 million, partially offset by a net $5.4 million use of cash from changes in working capital and non-cash related adjustments.
Investing Activities
Fiscal 2018
Cash used in investing activities totaled $31.0 million, which was primarily related to the investment of $35.1 million in short-term investments. Of this amount, we purchased $15.0 million of short-term investments in the first quarter of fiscal 2017. These matured in the first quarter of fiscal 2018, and the $15.1 million was reinvested in the first quarter of fiscal 2018. In the third quarter of fiscal 2018, we invested an additional $20.0 million in short-term investments. Additionally, the acquisitions of Town & Country, Galore, and Trusted Labs of $9.8 million and purchases of property, equipment and software of $0.9 million contributed to the cash used in investing activities.
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
Financing Activities
Fiscal 2018
During fiscal year 2018, cash provided by financing activities totaled $5.2 million, which was related to the exercise of common stock options of $5.6 million, off-set by $0.4 million in contingent consideration payments.

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

Investment Agreement between Care.com and CapitalG LP
On June 29, 2016, we entered into an Investment Agreement, or the CapitalG Investment Agreement, with CapitalG LP, or CapitalG relating to the issuance and sale, or the Transaction, to CapitalG of 46,350 shares of our Series A Redeemable Convertible Preferred Stock, par value $0.001 per share, or our Series A Preferred Stock, at a purchase price of $1,000 per share, for an aggregate purchase price of approximately $46.4 million. The Transaction closed on June 29, 2016. We used a portion of the proceeds from the Transaction to repurchase an aggregate of 3.7 million shares of common stock at a price of $8.25 per share from Matrix Partners VII, L.P. and Weston & Co. VII LLC. This repurchase also closed on June 29, 2016.
The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has a liquidation preference of $1,000 per share (equal to the original issuance price) plus all accrued and unpaid dividends. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at a rate of 5.50% per annum during the period from June 29, 2016, the date of the issuance of the Series A Preferred Stock to June 29, 2023, payable semi-annually in arrears. Dividends are paid in additional liquidation preference per share in accordance with the certificate of designations of the Series A Preferred Stock, or the Certificate of Designations.
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of our common stock at an initial conversion price of $10.50 per share, which rate is subject to adjustment upon the occurrence of certain events. The Series A Preferred Stock is convertible at the option of the Company into shares of Common Stock at any time after June 29, 2023, or after June 29, 2021, if the common stock has equaled or exceeds 150% of the then prevailing Conversion Price (as defined in the Certificate of Designations) for at least 20 trading days in any period of 30 consecutive trading days, including the last trading day of such 30-day period. At our option, at any time after June 29, 2023, all of the Series A Preferred Stock may be redeemed by us at the then current liquidation preference plus accrued and unpaid dividends after giving the holders of Series A Preferred Stock the ability to convert their shares into common stock at the then current conversion price. At any point after June 29, 2023, each holder of the Series A Preferred Stock may cause the Company to redeem all of such holder’s Series A Preferred Stock at the then current liquidation preference plus accrued and unpaid dividends.
Holders of Series A Preferred Stock are entitled to vote with the holders of our common stock on an as-converted basis.
Upon certain change of control events involving the Company, holders of Series A Preferred Stock can elect to either (1) convert the Series A Preferred Stock into our common stock at the then current conversion price or (2) require us to redeem the Series A Preferred Stock for 150% of the then current liquidation preference plus accrued and unpaid dividends, provided that in the case of a change of control event in which our common stock is converted into or canceled for cash or publicly traded securities, such conversion or redemption will be mandatory, with the selection deemed to be in favor of the alternative that would result in holders of Series A Preferred Stock receiving the greatest consideration.
Additionally, at any time when at least 50% of the shares of Series A Preferred Stock purchased from us pursuant to the Capital G Investment Agreement are outstanding, we cannot, without the written consent or affirmative vote of the holders of a majority of the then outstanding shares of Series A Preferred Stock, (a) amend our Certificate of Incorporation in a manner that adversely affects the preferences or rights of the Series A Preferred Stock; (b) authorize or issue capital stock unless it ranks equal to or junior to the Series A Preferred Stock, increase the authorized number of shares of Series A Preferred Stock or increase the authorized number of shares of any additional class of capital stock unless it ranks equal to our junior to the Series A Preferred Stock; or (c) reclassify or amend any existing security of the Company that is equal to or junior to the Series A Preferred Stock to render such security senior to the Series A Preferred Stock.
For so long as CapitalG or its affiliates beneficially own at least 50% of the shares of Series A Preferred Stock purchased from us pursuant to the Capital G Investment Agreement, the holders of Series A Preferred Stock shall have the right to elect one director to our Board, with CapitalG having the right to designate nominees for such position.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, in fiscal years 2018, 2017, or 2016.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases, contingent acquisition consideration, and acquisition earn-outs.
The following table describes our contractual obligations as of December 29, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter

Operating lease obligations	$24,129	$4,212	$12,122	$7,795	$—
Contingent acquisition consideration	$2,018	$1,555	$463	$—	$—
Acquisition earn-out	$3,217	$1,567	$1,650	$—	$—
In July 2014, we entered into a lease agreement pursuant to which we agreed to lease office space to be used for our new headquarters, or the Prime Lease. The Prime Lease is initially for 36,174 square feet of office space, comprising of the entire sixth floor of the building located at 77 Fourth Avenue, Waltham, Massachusetts, or the Building. The term of the Prime Lease commenced on August 4, 2014 and expires 120 months from January 1, 2015. The total cash obligation for the base rent over the term of the Prime Lease is $34.5 million.
Also in July 2014, we entered into two sublease agreements pursuant to which we agreed to lease the entire fourth and fifth floors of the Building. The term of the fourth floor sublease commenced August 4, 2014 and expired on February 15, 2019, after which the space will be leased by us pursuant to the Prime Lease. The total cash obligation for the base rent over the term of this sublease is $4.3 million. The term of the fifth floor sublease commenced on August 4, 2014 and expires on March 30, 2019, after which the space will be leased by us pursuant to the Prime Lease. The total cash obligation for the base rent over the term of this sublease is $4.1 million. We have the right to extend the term of the lease agreement for one ten-year period.
On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot Prime Lease. Additionally, in August 2017 we met the cease-use date requirements for an additional portion of the Prime Lease that consists of an additional 25,812 square feet, which was vacated. Please refer to Note 16 of the Consolidated Financial Statements for further detail on the restructuring charges incurred by us as a result of this sublease.
In March 2016, we entered into a 5-year property lease. The lease commenced on April 1, 2016, and we will pay an aggregate of approximately $0.8 million over the 5-year lease period.
In August 2017, we entered into an approximate 2-year property lease. The lease commenced on September 1, 2017, and we will pay an aggregate of approximately $0.7 million over the term of the lease.
On March 7, 2018, we entered into a 3-year extension for our Austin, Texas property lease related to our HomePay solutions business. The extension will commence on May 1, 2019, and we will pay an aggregate of approximately $2.2 million over the 3-year lease period.
Refer to Note 4 of the Consolidated Financial Statements for further details on the contingent acquisition consideration.
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
Subject to certain conditions set forth in the JOBS Act, if as an ‘‘emerging growth company’’ we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to median employee compensation. These exemptions will apply until the last day of the fiscal year following the fifth anniversary of our IPO, or until we no longer meet the requirements of being an ‘emerging growth company, whichever is earlier. We expect our status as an emerging growth company to cease on the last day of our 2019 fiscal year, which is the end of the fifth year following the completion of our IPO.

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
• Goodwill;
• Income taxes.
For further information on our significant accounting policies, see Note 2 of the Consolidated Financial Statements.
Revenue Recognition
Revenue is recognized when control of the promised service is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for the service. Sales and usage-based taxes are excluded from revenue.
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
First, our Care@Work offering provides a comprehensive suite of services that employers can offer their employees as an employee benefit. Key examples include the following:

•	Consumer matching solutions (i.e., access to the Care.com platform)

•	On-demand back-up care services for employees needing alternative care arrangements for their child or senior;

•	Senior care planning services; and

•	Consumer payment solution services.
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
The constraint is resolved when the back-up care usage occurs.
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
Redeemable Convertible Preferred Stock
We classify redeemable convertible preferred stock as temporary equity in the consolidated balance sheet due to certain contingent redemption clauses that are at the election of the holder. We will accrete the carrying value of the redeemable convertible preferred stock to the redemption value through June 29, 2023, which is the seventh anniversary of the Closing Date (June 29, 2016), at a rate of 5.50% per annum, which represents the cumulative dividends owed on the convertible preferred stock, using the interest rate method. We elected to accrete the carrying value of the redeemable convertible preferred stock on the issuance date to the redemption value as it relates to the issuance costs that were netted against the proceeds of issuance of the redeemable convertible preferred stock.
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
In 2017, we performed a “Qualitative Screen” for all reporting units; however, for one of our reporting units we performed a quantitative Step 1 test given that in the prior year the excess of the fair value of the reporting unit was less than the other reporting units. No impairment indicators were identified in 2017 for any reporting units. As a result of this, and in combination with other positive developments in our business during 2018 and the increase in our stock price and market capitalization, we determined it would be appropriate to perform the Qualitative Screen for each of our reporting units in 2018 as a starting point for assessing whether an impairment of our goodwill exists. If after performing a Qualitative Screen impairment indicators are present, or we identify factors that cause us to believe it is appropriate to perform a more precise calculation of fair value, we would move beyond the Qualitative Screen to perform a quantitative impairment test.
For any reporting unit for which we move beyond the Qualitative Screen, we utilize the two-step approach prescribed under Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other. The first step requires a comparison of the fair value of the reporting unit against its aggregate carrying value, including goodwill. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The second step requires us to perform a hypothetical purchase price allocation as of the measurement date and estimate the fair value of net tangible and intangible assets. The fair value of intangible assets is determined as described below and is subject to significant judgment.
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

We conducted our fiscal year 2018 annual impairment test as of September 30, 2018 (the first day of our fourth fiscal quarter). As a result of the Qualitative Screen, we did not identify any indicators of impairment in any of our reporting units.
There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2018, 2017, and 2016. Based on our impairment review in the fourth quarter of 2018, we do not consider any of our reporting units to be at risk of impairment.
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
Our consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. We have established a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 29, 2018 and December 30, 2017, we did not have any uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of December 29, 2018, December 30, 2017, and December 31, 2016, we had no accrued interest or penalties related to uncertain tax positions.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% beginning January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, at December 30, 2017 and through September 29, 2018, we recorded our best estimates based on our interpretation of the U.S. legislation while we continued to accumulate data to finalize the underlying calculations.
For the period ending December 30, 2017, we had recognized a provisional tax benefit of $4.0 million related to the effects of the Tax Act on our deferred tax balances. In the period ending December 29, 2018, no adjustments were recorded to our provisional estimates upon completion of our accounting for the tax effects of the Tax Act.
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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar, Australian dollar, and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 29, 2018 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. We cannot predict the impact of any future hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of December 29, 2018 or December 30, 2017. Under our current investment policy, we invest our excess cash in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Care.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Care.com, Inc. (the Company) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Boston, Massachusetts
March 7, 2019

CARE.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$92,432	$86,728
Short-term investments	35,099	15,000
Accounts receivable (net of allowance of $100 and $102, respectively) (1)	4,663	5,171
Unbilled accounts receivable (2)	6,394	5,454
Prepaid expenses and other current assets	7,223	4,883
Total current assets	145,811	117,236
Property and equipment, net	3,423	3,651
Intangible assets, net	4,061	1,142
Goodwill	68,176	60,281
Other non-current assets	2,859	2,066
Deferred tax assets	43,737	—
Total assets	$268,067	$184,376

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$3,437	$1,873
Accrued expenses and other current liabilities (4)	20,463	17,086
Current contingent acquisition consideration	1,527	—
Deferred revenue (5)	20,176	18,626
Total current liabilities	45,603	37,585
Non-current contingent acquisition consideration	438	—
Deferred tax liabilities	—	1,292
Other non-current liabilities	6,806	5,779
Total liabilities	52,847	44,656
Commitments and contingencies (see note 8)	—	—
Series A Redeemable Convertible Preferred Stock, $0.001 par value; 46 shares designated; 46 shares issued and outstanding at December 29, 2018 and December 30, 2017; at aggregate liquidation and redemption value at December 29, 2018 and December 30, 2017	53,007	50,259
Stockholders' equity
Preferred Stock, $0.001 par value; 5,000 shares authorized at December 29, 2018 and December 30, 2017, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 32,057 and 30,390 shares issued and outstanding at December 29, 2018 and December 30, 2017, respectively	32	30
Additional paid-in capital	286,295	266,030
Accumulated deficit	(124,122)	(177,145)
Accumulated other comprehensive income	8	546
Total stockholders' equity	162,213	89,461
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$268,067	$184,376
(1) Includes accounts receivable due from related party of $421 and $307 at December 29, 2018 and December 30, 2017, respectively. (Note 14)
(2) Includes unbilled accounts receivable due from related party of $680 and $222 at December 29, 2018 and December 30, 2017, respectively. (Note 14)

See accompanying notes to the consolidated financial statements

(3) Includes accounts payable due to related party of $530 and $128 at December 29, 2018 and December 30, 2017, respectively. (Note 14)
(4) Includes accrued expenses and other current liabilities due to related party of $403 and $542 at December 29, 2018 and December 30, 2017, respectively. (Note 14)
(5) Includes deferred revenue associated with related party of $1 and $2 at December 29, 2018 and December 30, 2017, respectively. (Note 14)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

See accompanying notes to the consolidated financial statements

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Revenue (1)	$192,260	$174,090	$161,754
Cost of revenue	42,706	35,773	31,830
Operating expenses:
Selling and marketing (2)	60,488	66,906	72,266
Research and development	34,641	25,423	20,402
General and administrative	44,360	35,214	31,939
Depreciation and amortization	1,669	1,684	2,972
Restructuring charges	613	3,136	714
Total operating expenses	141,771	132,363	128,293
Operating income	7,783	5,954	1,631
Other (expense) income, net	(165)	2,203	(1,064)
Income from continuing operations before income taxes	7,618	8,157	567
(Benefit from) provision for income taxes	(45,272)	(2,506)	1,282
Income (loss) from continuing operations	52,890	10,663	(715)
Income from discontinued operations, net of tax	—	—	7,761
Net income	52,890	10,663	7,046
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(2,748)	(2,599)	(1,310)
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—	—	(2,124)
Net income attributable to Series A Redeemable Convertible Preferred Stock	(6,983)	(1,120)	(467)
Net income attributable to common stockholders	$43,159	$6,944	$3,145

Net income per share attributable to common stockholders (Basic):
Income (loss) per share from continuing operations attributable to common stockholders	$1.38	$0.23	$(0.12)
Income per share from discontinued operations attributable to common stockholders	—	—	0.22
Net income per share attributable to common stockholders	$1.38	$0.23	$0.10

Net income per share attributable to common stockholders (Diluted):
Income (loss) per share from continuing operations attributable to common stockholders	$1.29	$0.22	$(0.12)
Income per share from discontinued operations attributable to common stockholders	—	—	0.22
Net income per share attributable to common stockholders	$1.29	0.22	$0.10

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	31,198	29,680	30,535
Diluted	33,816	32,406	30,535

See accompanying notes to the consolidated financial statements

(1) Includes related party revenue of $3,153, $1,854, and $1,593 for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. (Note 14)
(2) Includes related party expenses of $10,329, $13,472 and $14,724 for the year ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. (Note 14)

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Net income	$52,890	$10,663	$7,046

Other comprehensive income (loss):
Foreign currency translation adjustments	(538)	849	292
Comprehensive income	$52,352	$11,512	$7,338

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Redeemable Convertible Preferred Stock		Stockholders' Equity
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance at December 26, 2015	—	—	32,276	32	283,669	(194,854)	(595)	88,252
Exercises of stock options	—	—	373	—	1,406	—	—	1,406
Issuance of restricted stock units	—	—	513	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,504	—	—	6,504
Return of stock related to settlement of Citrus Lane (Note 3)	—		(478)	—	(2,593)	—	—	(2,593)
Issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs of $2,124	46	44,226	—	—	—	—	—	—
Common stock repurchase (1)	—	—	(3,700)	(3)	(30,521)	—	—	(30,524)
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	1,310	—	—	(1,310)	—	—	(1,310)
Accretion of Series A Redeemable Convertible Preferred Stock issuance costs	—	2,124	—	—	(2,124)	—	—	(2,124)
Foreign currency translation adjustment	—	—	—	—	—	—	292	292
Net income	—	—	—	—	—	7,046	—	7,046
Balance at December 31, 2016	46	47,660	28,984	29	255,031	(187,808)	(303)	66,949
Exercises of stock options	—	—	840	1	3,906	—	—	3,907
Issuance of restricted stock units	—	—	566	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	9,693	—	—	9,693
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	2,599	—	—	(2,599)	—	—	(2,599)
Foreign currency translation adjustment	—	—	—	—	—	—	849	849
Net income			—	—	—	10,663	—	10,663
Balance at December 30, 2017	46	50,259	30,390	30	266,030	(177,145)	546	89,461
Cumulative effect of ASC 606 adoption (Note 2)	—	—	—	—	—	133	—	133
Exercises of stock options	—	—	826	1	5,640	—	—	5,641
Issuance of restricted stock units	—	—	841	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	17,374	—	—	17,374
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	2,748	—	—	(2,748)	—	—	(2,748)
Foreign currency translation adjustment	—	—	—	—	—	—	(538)	(538)
Net income	—	—	—	—	—	52,890	—	52,890
Balance at December 29, 2018	46	$53,007	32,057	$32	$286,295	$(124,122)	$8	$162,213
(1) Common stock repurchased was subsequently retired in fiscal 2016.

See accompanying notes to the consolidated financial statements

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from operating activities
Net income	$52,890	$10,663	$7,046
Income from discontinued operations, net of tax	—	—	7,761
Income (loss) from continuing operations	52,890	10,663	(715)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation	17,374	9,693	6,470
Depreciation and amortization	2,128	2,240	3,722
Deferred income taxes	(45,638)	(2,983)	1,110
Contingent consideration expense	58	—	—
Change in fair value of contingent consideration	337	—	—
Loss on impairment of intangible assets	142	—	—
Foreign currency remeasurement loss (gain)	976	(1,838)	1,261
Other non-cash operating expenses	—	489	41
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	477	(2,349)	281
Unbilled accounts receivable	(947)	95	(1,947)
Prepaid expenses and other current assets	(718)	(636)	(1,068)
Other non-current assets	(1,227)	—	(17)
Accounts payable	1,569	(638)	(688)
Accrued expenses and other current liabilities	1,354	3,031	938
Deferred revenue	1,718	2,531	2,581
Other non-current liabilities	2,274	1,751	228
Net cash provided by operating activities by continuing operations	32,767	22,049	12,197
Net cash provided by operating activities by discontinued operations	—	—	2,421
Net cash provided by operating activities	32,767	22,049	14,618

Cash flows from investing activities
Purchases of property and equipment and software	(900)	(792)	(244)
Payments for acquisitions, net of cash acquired	(9,815)	—	(420)
Issuance of loan receivable	(175)	—	—
Proceeds from security deposit for sub-lease	—	—	84
Payments for security deposits	—	(33)	—
Purchases of short-term investments	(35,099)	(15,000)	(15,000)
Sale of short-term investments	15,000	15,000	—
Net cash used in investing activities by continuing operations	(30,989)	(825)	(15,580)

See accompanying notes to the consolidated financial statements

Cash flows from financing activities
Proceeds from issuance of Series A Redeemable Convertible Preferred Stock, net of issuance costs of $2,124	—	—	44,226
Proceeds from exercise of common stock options	5,584	3,906	1,406
Payments of contingent consideration previously established in purchase accounting	(354)	—	—
Payment for repurchase of common stock	—	—	(30,524)
Net cash provided by financing activities by continuing operations	5,230	3,906	15,108
Net cash used in financing activities by discontinued operations	—	—	(14,510)
Net cash provided by financing activities	5,230	3,906	598

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(749)	420	(275)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,259	25,550	(639)
Cash and cash equivalents and restricted cash, beginning of the period	89,024	63,474	64,113
Cash and cash equivalents and restricted cash, end of the period	$95,283	$89,024	$63,474
Cash and cash equivalents, end of period	92,432	86,728	61,094
Restricted cash [1]	2,851	2,296	2,380
Cash and cash equivalents and restricted cash, end of the period	$95,283	$89,024	$63,474

Supplemental disclosure of cash flow activities
Cash paid for taxes	$483	$101	$177

Supplemental disclosure of non-cash investing and financing activities
Unpaid purchases of property and equipment	$100	$22	$8
Series A Redeemable Convertible Preferred Stock dividend accretion	$2,748	$2,599	$1,310
Series A Redeemable Convertible Preferred Stock issuance costs accretion	$—	$—	$2,124
Fair value of common shares received from legal settlement (Note 3)	$—	$—	$2,593

[1] Fiscal 2018, $1,456 and $1,395 of restricted cash was included in Prepaid expenses and other current assets and Other non-current assets on the Consolidated Balance Sheets, respectively.
Fiscal 2017, $537 and $1,759 of restricted cash was included in Prepaid expenses and other current assets and Other non-current assets on the Consolidated Balance Sheets, respectively.
Fiscal 2016, $177 and $2,203 of restricted cash was included in Prepaid expenses and other current assets and Other non-current assets on the Consolidated Balance Sheets, respectively.

See accompanying notes to the consolidated financial statements

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

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
Fiscal Year-End
We operate and report using a 52 or 53-week fiscal year ending on the Saturday in December closest and prior to December 31. Our fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter. Both fiscal 2018 and 2017 are reported using a 52-week fiscal year. Fiscal 2016 is reported using a 53-week year.
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
During the fourth quarter of fiscal 2015, we made the decision to shut down the Citrus Lane business and had substantially completed our plans for ceasing the operation of the business. We completed the plans to cease operation of the business in the fourth quarter of 2016. As such, financial results of Citrus Lane have been presented as net income from discontinued operations on the consolidated statements of operations for the year ended December 31, 2016. For the fiscal years ended December 29, 2018 and December 30, 2017, there were no financial results from discontinued operations. Additionally, as of December 29, 2018 and December 30, 2017, we did not have any assets or liabilities from discontinued operations. Refer to Note 3 of the Consolidated Financial Statements.

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and revenue allowances, intangible asset valuations, expected future cash flows used to evaluate the recoverability of long-lived assets, the useful lives of long-lived assets including property and equipment and intangible assets, fair value of stock-based awards, goodwill, income taxes, restructuring liabilities, contingent acquisition consideration and contingencies. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from the estimates.
Revenue Recognition
We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. We recognize revenue net of a reserve for refunds based on our actual refund history. During fiscal year 2018, fiscal year 2017, and fiscal 2016, we recorded $8.1 million, $7.0 million, and $6.1 million in refunds to customers.
Please refer to Note 5 of the Consolidated Financial Statements for further discussion on revenue.
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

	Balance Beginning of Period	Charged to Statement of Operations	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 29, 2018	$102	$829	$(831)	$100
Year ended December 30, 2017	$163	$1,001	$(1,062)	$102
Year ended December 31, 2016	$125	$1,387	$(1,349)	$163
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
Cost of Revenue

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

Cost of revenue primarily consists of expenses that are directly related to, or closely correlated with, revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments, the cost of background checks run on both families and caregivers, and back-up care costs related to our Care@Work contracts. Additionally, cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions and website intangible assets.
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. We place our cash and cash equivalents and short-term investments with major financial institutions throughout the world that management assesses to be of high-credit quality in order to limit exposure of each investment. As of December 29, 2018 and December 30, 2017, all of our short-term investments had been invested in money market funds and certificates of deposit.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. During the year fiscal ended December 29, 2018, one customer accounted for more than 13% of total accounts receivable, one customer accounted for more than 11% of unbilled accounts receivable and no customer accounted for more than 10% of revenue. During the year fiscal ended December 30, 2017, one customer accounted for more than 15% of total accounts receivable and no customer accounted for more than 10% of revenue or unbilled accounts receivable. In addition, our credit risk is mitigated by a relatively short collection period. Collateral is not required for accounts receivable. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on management’s best estimates. Amounts determined to be uncollectible are written off against this reserve.
Foreign Currency Translation
We determine the functional currency for our foreign subsidiaries by reviewing the currencies in which their respective operating activities occur. Financial information is translated from the functional currency to the U.S. dollar, the reporting currency, for inclusion in our consolidated financial statements. Income, expenses, and cash flows are translated at average exchange rates prevailing during each month of the fiscal year, and assets and liabilities are translated at fiscal period end exchange rates. Foreign exchange transaction gains and losses are included in other (expense) income, net in the accompanying consolidated statements of operations. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, we recorded foreign currency transaction gains (losses) of approximately $(1.0) million, $1.8 million and $(1.3) million, respectively.
Cash Equivalents and Restricted Cash
We consider highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. As of December 29, 2018 and December 30, 2017, cash equivalents consisted of money market funds. As of December 29, 2018, we had $0.8 million of restricted cash related to our payment solutions business, representing cash we had collected for payroll and taxes, which we had not remitted as of the period end, which was classified within Prepaid expenses and other current assets on the consolidated balance sheet. Restricted cash associated with our payment solutions business as of December 30, 2017 was immaterial. Additionally, as of December 29, 2018 and December 30, 2017, we had $0.7 million and $0.5 million of restricted cash related to our letters of credit for our Prime Lease, which were classified within Prepaid expenses and other current assets on the consolidated balance sheets. As of December 29, 2018 and December 30, 2017, we had $1.4 million and $1.8 million of restricted cash related to our letters of credit for our Prime Lease, which were classified within Other non-current assets on the consolidated balance sheets.
Investments
Investments consist of certificates of deposit (“CDs”).  CDs having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term. We classify our CDs with readily determinable market values as available-for-sale. The CDs are classified as short-term investments on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive income, a separate component of stockholders’ equity. We review all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification.
Recurring Fair Value Measurements

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

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
Short-term Investments - Short-term investments include certificates of deposit with original maturities of twelve months or less. The fair value measurement of these assets is based on quoted market prices in active markets for identical assets and therefore, these assets are recorded at fair value on a recurring basis and classified as Level 1 in the fair value hierarchy.
Liabilities
Contingent Acquisition Consideration - We recorded our estimates of the fair value of contingent consideration associated with the Town & Country Resources, Inc. (“Town and Country”) and Trusted Labs, Inc. (“Trusted Lab”) acquisitions based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent considerations and weighted probability assumptions of these outcomes. For both acquisitions, the fair value of the liability was estimated using the Monte Carlo simulation with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of the achievement of certain financial and operational metrics, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the merger agreements. Changes in these assumptions may change the valuation of the liability.
The following table presents information about our assets and liabilities, measured at fair value on a recurring basis as of December 29, 2018 and December 30, 2017 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

	December 29, 2018				December 30, 2017
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$18,148	$—	$—	$18,148	$17,810	$—	$—	$17,810
Certificates of deposit	37,180	—	—	37,180	17,282	—	—	17,282
Total assets	$55,328	$—	$—	$55,328	$35,092	$—	$—	$35,092

Liabilities:
Contingent acquisition consideration	$—	$—	$1,964	$1,964	$—	$—	$—	$—
Total liabilities	$—	$—	$1,964	$1,964	$—	$—	$—	$—
The following table sets forth a summary of changes in fair value of our contingent acquisition consideration liability, which represents the recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

Fiscal Year Ended
December 29, 2018
Contingent Acquisition Consideration

Beginning balance - December 30, 2017	$—
Contingent consideration liability recorded in connection with acquisitions	1,923
Change in fair value of contingent consideration	337
Accretion of contingent consideration liability	58
Payment of contingent consideration	(354)
Ending balance - December 29, 2018	$1,964
Non-Recurring Fair Value Measurements
We remeasure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, restructuring liabilities, intangible assets and goodwill. No remeasurement of long-lived assets occurred during the years ended December 29, 2018 or December 30, 2017. Other financial instruments not measured or recorded at fair value in the accompanying consolidated balance sheets principally consist of accounts receivable, accounts payable, accrued liabilities and other non-current liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
In the quarter ended September 30, 2017, we ceased use of 25,812 square feet of the Company’s headquarters facility and recorded a restructuring liability. We have updated our estimate in subsequent periods, as discussed in Note 16 of the Consolidated Financial Statements. These estimates include assumptions for the time period it will take to obtain a subtenant, construction costs, and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, and could result in an adjustment to the restructuring liability. In the first and third quarters of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space during the first quarter of fiscal 2018 and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space during both the first and third quarters of fiscal 2018. We discounted the estimated future cash flows to arrive at fair value. This resulted in an additional $0.6 million of restructuring charges, of which $0.5 million was incurred in the first quarter of fiscal 2018 and $0.1 million was charged in the third quarter of fiscal 2018. The restructuring accrual is a level 3 measurement.

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

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
In 2017, we performed a “Qualitative Screen” for all reporting units; however, for one of our reporting units we performed a quantitative Step 1 test given that in the prior year the excess of the fair value of the reporting unit was less than the other reporting units. No impairment indicators were identified in 2017 for any reporting units. As a result of this, and in combination with other positive developments in our business during 2018 and the increase in our stock price and market capitalization, we determined it would be appropriate to perform the Qualitative Screen for each of our reporting units in 2018 as a starting point for assessing whether an impairment of our goodwill exists. If after performing a Qualitative Screen impairment indicators are present, or we identify factors that cause us to believe it is appropriate to perform a more precise calculation of fair value, we would move beyond the Qualitative Screen to perform a quantitative impairment test.
For any reporting unit for which we move beyond the Qualitative Screen, we utilize the two-step approach prescribed under Accounting Standards Codification, or ASC, 350, Intangibles - Goodwill and Other. The first step requires a comparison of the fair value of the reporting unit against its aggregate carrying value, including goodwill. We consider a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit. We base the discount rate on the weighted average cost of capital, or WACC, of market participants. If the carrying value of a reporting unit exceeds its estimated fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The second step requires us to perform a hypothetical purchase price allocation as of the measurement date and estimate the fair value of net tangible and intangible assets. The fair value of intangible assets is determined as described below and is subject to significant judgment.
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
We conducted our fiscal year 2018 annual impairment test as of September 30, 2018 (the first day of our fourth fiscal quarter). As a result of the Qualitative Screen, we did not identify any indicators of impairment in any of our reporting units.
There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2018 and 2017. Based on our impairment review in the fourth quarter of 2018, we do not consider any of our reporting units to be at risk of impairment.
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

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

In the second quarter of 2018, we decided to sunset our BigTent community platform offering, as we have made the decision to focus our community efforts through other channels. As a result of this decision, the remaining customer relationship intangible asset associated with the acquisition of BigTent was impaired, resulting in a $0.1 million impairment loss recorded within general and administrative expense in the condensed consolidated statements of operations for fiscal 2018. We did not recognize any impairment losses during the fiscal year ended December 30, 2017.
Software Development Costs
Internal and external software development costs associated with the development of software for internal use, including website development costs, are expensed to research and development during the preliminary project stage and capitalized during the application development stage. There were no such costs capitalized in the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 as the substantial majority of our development efforts were either in the preliminary stage of development or were for maintenance of, and minor upgrades and enhancements to internal-use software and, accordingly, application development costs were insignificant.
Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight-line method over the estimated useful life of the assets or, where applicable and if shorter, over the lease term. The following table presents the detail of property and equipment, net for the periods presented (in thousands):

	December 29, 2018	December 30, 2017

Computer equipment	$3,267	$2,926
Furniture and fixtures	1,681	1,680
Software	1,240	1,241
Leasehold improvements	3,389	3,334
Total	9,577	9,181
Less accumulated depreciation	(6,154)	(5,530)
Property and equipment, net	$3,423	$3,651
Property and equipment are depreciated over the following estimated useful lives:

Estimated Useful Life
Computer equipment	3 - 5 years
Leasehold improvements	Lesser of asset life or lease term
Furniture and fixtures	3 - 5 years
Software	3 - 6 years
Depreciation expense for the years ended December 29, 2018, December 30, 2017, and December 31, 2016 was $1.1 million, $1.6 million and $1.6 million, respectively.
Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.
In accordance with ASC 360-10-35-15, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, we review the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are not depreciated. Assets and liabilities that are part of a disposal group and classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the fiscal year ended December 30, 2017, we wrote-off $0.5 million of lease-

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

hold improvements associated with the restructuring charge for our headquarters facility located in Waltham, Massachusetts. Please refer to Note 16 of the Consolidated Financial Statements for further detail. We did not recognize any impairment losses during the year ended December 29, 2018 and December 31, 2016 with respect to property and equipment.
Redeemable Convertible Preferred Stock
We classify redeemable convertible preferred stock as temporary equity in the consolidated balance sheet due to certain contingent redemption clauses that are at the election of the holder. We will accrete the carrying value of the redeemable convertible preferred stock to the redemption value through June 29, 2023, which is the seventh anniversary of the Closing Date (June 29, 2016), at a rate of 5.50% per annum, which represents the cumulative dividends owed on the convertible preferred stock, using the interest rate method. We elected to accrete the carrying value of the redeemable convertible preferred stock on the issuance date to the redemption value as it relates to the issuance costs that were netted against the proceeds of issuance of the redeemable convertible preferred stock.
Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the number of common shares outstanding during the period, including issued and outstanding participating securities on an as-converted basis. We apply the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. We compute diluted net income (loss) per common share using income (loss) from continuing operations as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Redeemable Convertible Preferred Stock issued and outstanding during the period, except where the effect of such securities would be antidilutive. Please refer to Note 10 of the Consolidated Financial Statements for further detail.
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
Our consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. We have established a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 29, 2018 and December 30, 2017, we did not have any uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of December 29, 2018, December 30, 2017, and December 31, 2016, we had no accrued interest or penalties related to uncertain tax positions.
For the period ending December 30, 2017, we had recognized a provisional tax benefit of $4.0 million related to the effects of the Tax Act on our deferred tax balances. In the period ending December 29, 2018, no adjustments were recorded to our provisional estimates upon completion of our accounting for the tax effects of the Tax Act.
Presentation of Taxes in the Consolidated Statements of Operations
We present taxes that are collected from customers and remitted to government authorities on a net basis in the consolidated statements of operations.
Stock-Based Compensation

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

We account for all stock-based awards to employees, non-employees, and members of our board of directors, to the extent such awards were issued in connection with their services as directors, in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires that all share-based payments, including grants of stock options, be recognized in the statement of operations as an operating expense based on their fair value. For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant. For restricted stock units (“RSUs”) and performance-based RSUs (“PSUs”) issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant. For market-based RSUs (“MSUs”) issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated using the Monte Carlo simulation model for the specified price targets. In accordance with ASC 718, we recognize the compensation cost of stock options and RSUs on a straight-line basis over the vesting period of the award, and MSUs on a straight-line basis over the estimated derived service period. Compensation cost of PSUs is recognized on a graded-vesting method based on our estimate of the number of PSUs that will vest. If there is a change in the estimate of the number of PSUs that are probable of vesting, we cumulatively adjust compensation expense in the period that the change in estimate is made.
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
Advertising Costs
We expense advertising costs as incurred when the advertisement is run. We incurred advertising expenses from continuing operations of $37.4 million, $47.4 million, and $51.5 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
Accumulated Other Comprehensive Income
As of December 29, 2018 and December 30, 2017, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments. There were no amounts reclassified out of other comprehensive income and into our consolidated statements of operations in any of the years presented.
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
In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which allowed SEC registrants to record provisional amounts in earnings for the fiscal year ended December 30, 2017 due to the complexities involved in accounting for the enactment of the Tax Act. SEC

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

Staff Accounting Bulletin No. 118 (“SAB No. 118”) was released in December 2017. Under SAB No 118, we were required to finalize our accounting for the Tax Act in the quarter ended December 29, 2018. Refer to Note 12 of the Consolidated Financial Statements for further information regarding our final accounting for the Tax Act.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting.” The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. We adopted ASU 2017-09, using a prospective approach to awards modified on or after the adoption date, in the first quarter of fiscal 2018, and it did not have a significant impact on our financial statement presentation or disclosures.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations - Clarifying the Definition of a Business.” This ASU provides further guidance for identifying whether a set of assets and activities is a business by providing a screen outlining that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. We adopted this ASU at the beginning of fiscal 2018 on a prospective basis. Refer to Note 4 of the Consolidated Financial Statements for further discussion regarding the business combination we completed in fiscal 2018.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. We adopted ASU 2016-18 in the first quarter of fiscal 2018 using a retrospective approach. In fiscal year 2018, we included $2.9 million, $2.3 million and $2.4 million of restricted cash when reconciling beginning and ending cash on the statement of cash flows for fiscal years 2018, 2017 and 2016, respectively.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Since ASU 2014-09 was issued, several additional ASUs were issued and incorporated within ASC 606 to clarify various elements of the guidance. We adopted ASU 2014-09 and the subsequent ASU’s in the first quarter of fiscal 2018 using the modified retrospective method approach for contracts that were not completed as of December 31, 2017. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
We recorded a net decrease to opening accumulated deficit of $0.1 million, net of tax, as of December 31, 2017 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of costs for commissions within our business-to-business solutions offering and a portion of revenue recognition for a specific performance obligation within our Payment Solutions offering. Refer to Note 5 of the Consolidated Financial Statements for our revenue recognition policies related to the adoption of ASU 2014-09.
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

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The guidance is effective for us in the first quarter of fiscal 2020. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets held.  Since ASU 2016-13 was issued, several additional ASUs were issued and incorporated within ASC 326 to clarify various elements of the guidance. ASU 2016-13 is effective for us in our first quarter of fiscal 2020, and earlier adoption is permitted. The modified-retrospective approach is required for adoption. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance requires an entity to recognize a right-of-use asset and a lease liability for all of its leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Since ASU 2016-02 was issued, several additional ASUs were issued and incorporated within ASC 842 to clarify various elements of the guidance. The guidance is effective for annual periods beginning after December 15, 2018. We will adopt the standard using the modified retrospective approach at the beginning of the period of adoption and plan to elect the Practical Expedient Package (ASC 842-10-65-1) upon adoption. We are continuing to evaluate the impact of the new standard on our consolidated financial position and results of operations, but have determined that there will be a material impact to our consolidated financial position upon adoption.
3. Discontinued Operations
During the third quarter of fiscal 2015 we made the decision to exit the Citrus Lane business through either a sale or wind-down as it was no longer a strategic priority. In the fourth quarter of fiscal 2015, we made the decision to shut down the business and had substantially completed our plans for exiting the business. In the fourth quarter of fiscal 2016, we completed the exit of the business. As such, financial results of Citrus Lane have been presented as income from discontinued operations, net of tax on the consolidated statements of operations for the fiscal year ended December 31, 2016. As of December 29, 2018 and December 30, 2017 there were no recorded assets or liabilities of the Citrus Lane business.
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

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

there was not a clear and direct link to the original consideration transferred at the acquisition date, we recognized a gain within income (loss) from discontinued operations on the consolidated statements of operations for fiscal 2016 of $8.0 million.
The following table presents financial results of the Citrus Lane business included in income from discontinued operations, net of tax for the fiscal year ended December 31, 2016 (in thousands). There were no financial results of the Citrus Lane business included in income from discontinued operations, net of tax, for the fiscal years ended December 29, 2018 and December 30, 2017.

Fiscal Year Ended
December 31, 2016

Revenue	$101
Cost of revenue	108
Operating expenses:
Selling and marketing	54
Research and development	11
General and administrative	(7,835)
Impairment of goodwill and intangible assets	—
Depreciation and amortization	8
Operating (loss) income	7,755
Other income (expense), net	6
Income (loss) from discontinued operations before income taxes	7,761
Loss on disposal of assets before income taxes	—
Provision for income tax	—
Net income (loss) from discontinued operations	$7,761
4. Business Acquisitions
Town & Country
On January 9, 2018, we entered into an asset purchase agreement with Town & Country, a premium home staffing agency in the San Francisco Bay Area, pursuant to which we acquired certain assets for total potential consideration of $7.0 million, consisting of $5.0 million as an up-front payment, and two earn-outs of $1.0 million and $1.0 million to be earned consecutively over one-year periods. We estimated the fair value of the contingent consideration at the acquisition date to be $1.0 million and thus included this in the total accounting purchase price of $6.0 million. The preliminary purchase price of $6.0 million was allocated to assets and liabilities as follows: $4.8 million of goodwill, $1.2 million in identified intangible assets, consisting primarily of caregiver relationships and Town & Country trade-name, and working capital assets and liabilities, which were immaterial. The goodwill is primarily derived from synergies we expect as a result of the deal. We completed the purchase accounting for Town & Country as of December 29, 2018.
Galore, Inc.
On May 31, 2018, we entered into an asset purchase agreement with Galore, Inc. (“Galore”), an e-commerce marketplace for parents to discover and purchase activities for their children and a SaaS platform for businesses providing family activities to offer those activities for purchase online, pursuant to which we acquired certain assets of Galore for total consideration of $0.3 million as an up-front payment, and two earn-out payments ranging from $0.3 - $0.5 million in year one and $0.7 - $0.9 million in year 2, based upon certain revenue achievement metrics. Due to on-going service requirements pertaining to the earn-outs, the amounts are being recognized as compensation expense over the required employment period. The purchase price of $0.3 million was allocated to an identified intangible asset, consisting of proprietary software. We completed the purchase accounting for Galore as of December 29, 2018.
Trusted Labs, Inc.

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

On July 12, 2018, we purchased all of the outstanding stock of Trusted Labs, Inc. (“Trusted”), an on-demand child care provider offering service in the San Francisco Bay Area and New York City, pursuant to which we acquired the outstanding shares of Trusted for total potential consideration of $8.1 million, consisting of an up-front payment of $4.6 million, up to $2.2 million in retention payments, earn-out payments of up to an aggregate of $1.0 million to be earned consecutively over three-quarters following the closing, and payments of $0.3 million to settle liabilities. We estimated the fair value of the contingent consideration at the acquisition date to be $1.0 million and thus included this in the total accounting purchase price of $5.6 million. The preliminary purchase price of $5.6 million was allocated to assets and liabilities as follows: $3.4 million of goodwill, $2.5 million in identified intangible assets, consisting primarily of proprietary software and care-giver relationships, and $0.3 million working capital liabilities, which were immaterial. The goodwill is primarily derived from synergies we expect as a result of the deal. Additionally, a discrete tax benefit of $0.6 million was recorded to account for the valuation allowance release primarily related to the acquired intangible assets which have increased fair market value basis for GAAP purposes but carryover basis for tax purposes, resulting in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.
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

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

	ASC 605	ASC 606 Adjustment	ASC 606
	December 29, 2018		December 29, 2018
Assets
Prepaid expenses and other current assets	6,898	325	7,223
Total current assets	145,486	325	145,811
Other non-current assets	1,726	1,133	2,859
Deferred tax assets	43,953	(216)	43,737
Total assets	$266,825	$1,242	$268,067

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Deferred revenue	19,833	343	20,176
Total current liabilities	45,260	343	45,603
Other non-current liabilities	6,510	296	6,806
Total liabilities	52,208	639	52,847
Stockholders' equity
Accumulated deficit	(124,725)	603	(124,122)
Total stockholders' equity	161,610	603	162,213
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$266,825	$1,242	$268,067

	ASC 605	ASC 606 Adjustment	ASC 606
	Fiscal Year Ended		Fiscal Year Ended
	December 29, 2018		December 29, 2018
Revenue	$192,780	$520	$192,260
Operating expenses:
Selling and marketing	61,694	1,206	60,488
Total operating expenses	142,977	1,206	141,771
Operating income	7,097	(686)	7,783
Income from continuing operations before income taxes	6,932	(686)	7,618
(Benefit from) provision for income taxes	(45,488)	(216)	(45,272)
Net income	$52,420	$(470)	$52,890
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
Performance Obligations and Timing of Satisfaction

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

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
First, our Care@Work offering provides a comprehensive suite of services that employers can offer their employees as an employee benefit. Key examples include the following:

•	Consumer matching solutions (i.e., access to the Care.com platform)

•	On-demand back-up care services for employees needing alternative care arrangements for their child or senior;

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

•	Senior care planning services; and

•	Consumer payment solution services.
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
For on-demand back-up care services there is variable consideration associated with customer overages of back-up care usage. We have determined that this variable consideration is constrained, meaning that we cannot estimate the total consideration that we will earn for back-up care overage. The decision to constrain the variability associated with customer overages of back-up care day usage is based on two considerations:
(1) our history of back-up care overages is of limited predictive value for future overages given that customers do not historically have the same trends in their usage of back-up care days, and;
(2) the variability is not within our control.
The constraint is resolved when the back-up care usage occurs.
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
The following table presents our revenue disaggregated by major service lines under ASC 606 for fiscal year 2018 (in thousands):

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

Fiscal Year Ended
December 29, 2018

Business-to-Consumer
Matching Solutions	$140,297
Payment Solutions	26,297
Business-to-Business
Care@Work Solutions	18,018
Recruiting and Marketing Solutions and other	7,648
Total revenue	$192,260
The following table presents our revenue disaggregated by timing of transfer of services under ASC 606 for fiscal year 2018 (in thousands):

Fiscal Year Ended
December 29, 2018

Over-time	$175,070
Point-in-time	17,190
Total revenue	$192,260
Contract Balances
The increase in the deferred revenue balance as of December 29, 2018 was primary driven by cash payments received for our obligation to perform future services during fiscal year 2018, offset by $18.3 million of revenue recognized that was included in the deferred revenue balance as of December 30, 2017. Additionally, we recognized $0.7 million of revenue in fiscal year 2018 related to on-demand back-up care overages for our Care@Work offering. We consider on-demand back-up care overages for our Care@Work offering to be constrained variable consideration in the transaction price until the constraint is resolved upon usage.
Transaction Price Allocated to the Remaining Performance Obligations
For performance obligations that are part of contracts that have an original expected duration of greater than one year, we expect to recognize $1.9 million of revenue related to our Care@Work offering in the remainder of fiscal 2019, related to performance obligations that are currently unsatisfied (or partially satisfied) as of December 29, 2018. Revenue recognition for these contracts in fiscal 2020 is immaterial.
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
Contract Costs
We capitalize sales commissions for new customer contracts in our business-to-business solutions offerings as commissions on new customer contracts are higher and not commensurate with subsequent renewal commissions. Capitalized commission are amortized over the period of expected benefit, which is the customer life and is estimated to be approximately 5-years. As of December 29, 2018, capitalized commissions are $1.5 million. For fiscal year 2018, amortized commission expense was $0.1 million.
For renewal commissions with a renewal term of one-year of less, we applied the practical expedient and expense commission when incurred because the amortization period would have been one-year or less. These costs are recorded within sales and marketing expense.

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

6. Goodwill, Intangible Assets, and Software
The following table presents the change in goodwill for our single reportable segment during the periods presented (in thousands):

December 30, 2017	$60,281
Effect of currency translation	(871)
Business acquisitions	8,766
December 29, 2018	$68,176
The following table presents the detail of intangible assets and software for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)
December 29, 2018
Indefinite lived intangibles	$260	$—	$260	N/A
Trademarks and trade names	4,742	(4,441)	301	5.3
Proprietary software	7,869	(5,316)	2,553	4.5
Internal software	227	(141)	86	1.7
Leasehold interests	170	(163)	7	0.4
Caregiver relationships	1,116	(538)	578	2.1
Customer relationships	8,541	(8,265)	276	4.0
Total	$22,925	$(18,864)	$4,061

December 30, 2017
Indefinite lived intangibles	$242	$—	$242	N/A
Trademarks and trade names	4,469	(4,337)	132	1.5
Proprietary software	5,328	(5,188)	140	1.0
Internal software	264	(163)	101	2.2
Leasehold interests	170	(137)	33	1.4
Customer relationships	8,844	(8,350)	494	5.2
Total	$19,317	$(18,175)	$1,142
Amortization expense was $1.0 million, $0.7 million, and $2.1 million for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. Of these amounts $0.5 million, $0.2 million, and $1.3 million was classified as a component of depreciation and amortization, and $0.5 million, $0.5 million, and $0.8 million was classified as a component of cost of revenue in the consolidated statements of operations for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
As of December 29, 2018, the estimated future amortization expense related to current intangible assets for future fiscal years was as follows (in thousands):

2019	$1,059
2020	975
2021	720
2022	693
2023	312
Thereafter	42
Total	$3,801

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (in thousands):

	December 29, 2018	December 30, 2017

Payroll and compensation	$7,835	$6,351
Tax-related expenses	2,607	2,073
Marketing expenses	1,360	2,224
Professional services and third-party consultants	1,329	815
Legal	1,074	1,138
Restructuring	969	1,847
Contingent consideration payments	622	—
Other accrued expenses	4,667	2,638
Total accrued expenses and other current liabilities	$20,463	$17,086
8. Commitments and Contingencies
Leases
We have entered into various operating lease agreements, primarily covering certain of our offices throughout the world, with original lease periods expiring between 2015 and 2024. Facilities rent expense under these operating leases was $4.0 million, $4.0 million, and $4.9 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively, which is net of sub-lease income of $0.5 million, $0.5 million, and $0.1 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. We are responsible for paying our share of the actual operating expenses and real estate taxes under certain of these lease agreements.
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
At December 29, 2018, minimum future lease commitments under all non-cancelable operating leases (including rent escalation clauses) were as follows (in thousands):

	Operating Leases Future Rental Expense	Operating Leases Future Sub-lease Rental Income
2019	$4,212	$673
2020	4,225	572
2021	4,107	589
2022	3,790	299
2023	3,856	—
Thereafter	3,939	—
Total	$24,129	$2,133
In July 2014, we entered into a lease agreement pursuant to which we agreed to lease office space to be used for our new headquarters (the “Prime Lease”). The Prime Lease is for 108,743 square feet of office space, comprising of the entire fourth, fifth, and sixth floors of the building located at 77 Fourth Avenue, Waltham, Massachusetts, or the Building. The term of the Prime Lease commenced on August 4, 2014 and expires 120 months from January 1, 2015. We recorded deferred rent on the consolidated balance sheet. We recognize rent expense on a straight-line basis over the expected lease term.

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

We received $2.3 million as a tenant improvement allowance under the terms of our new operating lease, which we recorded as deferred rent and are amortizing on a straight-line basis over the term of the lease as an offset to rent expense.
In connection with the Prime Leases, we paid $2.8 million in security deposits recorded within other non-current assets on our consolidated balance sheet as of December 29, 2018.
On April 14, 2016, we entered into a sublease agreement to lease approximately 10,362 square feet of our 108,743 square foot Prime Lease. Additionally, in August 2017 we met the cease-use date requirements for an additional portion of the Prime Lease, consisting of an additional 25,812 square feet, and in the first quarter of fiscal year 2018, we entered into a sub-lease agreement for a portion of the cease-use space. Please refer to Note 16 of the Consolidated Financial Statements for further detail on the restructuring charges incurred by us as a result of these restructuring charges.
We recognized total rent expense related to our headquarters of approximately $2.5 million, $2.9 million and $3.9 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
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
In March 2016, we learned of an investigation by the Marin County, California District Attorney’s Office regarding the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website.  In September 2016, we learned of an investigation by the San Francisco County, California District Attorney’s Office regarding the accuracy and clarity of our disclosures about the sex offender registry search available to consumers through our website.  In 2017, the District Attorneys’ Offices have proposed a joint settlement that would include a payment by us of approximately $4.9 million to resolve both investigations.  We are in discussions with the District Attorneys’ Offices regarding the proposed settlement and continue to cooperate with the investigations.  We have determined that it is probable that we will incur a loss in connection with these matters and have accrued an amount based on the low end of the range of our reasonable estimate of this loss.
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
9. Stock-based Compensation
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

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

awards will be granted under the 2006 Plan. However, the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan.
On January 23, 2014, we adopted our 2014 Incentive Award Plan (‘‘the 2014 Plan’’), which provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units (“RSUs”) and other stock-based awards to employees, directors and non-employees of the Company and our subsidiaries. We initially reserved 4,112,048 shares of common stock for issuance under the 2014 Plan. The number of shares initially available for issuance will be increased by (i) the number of shares represented by awards outstanding under the 2006 Plan that are forfeited, lapse unexercised or are settled in cash and which following the effective date of the 2014 Plan are not issued under the 2006 Plan and (ii) an annual increase on January 1 of each calendar year beginning in 2015 and ending in 2019, equal to the lesser of (A) 4% of the shares of common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) an amount as determined by our board of directors. No more than 5,002,935 shares of common stock may be issued upon the exercise of incentive stock options. Options generally vest over four years, with 25% vesting upon the one-year anniversary of the date of hire, and the remaining 75% vesting quarterly over the next 3 years. Options granted to consultants or other non-employees generally vest over the expected service period to the Company. The options expire ten years from the date of grant. To date stock options, RSUs, performance-based RSUs (“PSUs”), and market-based RSUs (“MSUs”) have been issued under the 2014 Plan.
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Cost of revenue	$310	$396	$316
Selling and marketing	2,553	1,216	898
Research and development	4,396	1,771	1,103
General and administrative	10,115	6,310	4,153
Income from discontinued operations	—	—	14
Total stock-based compensation	$17,374	$9,693	$6,484
Pursuant to the 2014 Plan, during fiscal year 2018, we granted 0.7 million RSUs to certain employees, advisors, and directors, 0.3 million PSUs to certain members of management, and 0.5 million MSUs to senior management.
In the first quarter of fiscal year 2018, we issued 0.3 million PSUs. The number of PSUs that become eligible to vest for each recipient will be determined in the first quarter of 2019 based upon the Company’s level of achievement of certain financial targets for fiscal 2018. To the extent any PSUs become eligible to vest, they generally will vest over a two-year period retroactive to March 2018 as continued services are performed. PSUs granted in 2017 and 2016 are vesting over a three-year and four-year period, respectively, retroactive to the grant date of the applicable award. Management is recognizing expense using the graded-vesting method based on its estimate of the number of PSUs that will vest. If there is a change in the estimate of the number of PSUs that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
Additionally, in the first quarter of fiscal 2018, we issued 0.5 million MSUs to senior management. The MSUs awarded will vest at any point during a five-year performance period, from 2018 through 2023, based on achievement of specified 120-day volume-weighted average closing share price targets, which is a market condition, or a change-in-control event, and if vested, will be issued in the form of common stock. The MSUs were valued at $13.99 - $16.34 per share using the Monte Carlo simulation model for the specified price targets. The stock-based compensation expense associated with the MSUs will be recognized over a weighted average derived service period of 0.88 - 1.60 years. If the market condition or the performance condition is not achieved during the five-year performance period, then the shares will be forfeited.
RSUs, PSUs, and MSUs are not included in issued and outstanding common stock until the shares are vested and released. With the exception of MSUs, the fair value of an RSU and PSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share. The weighted average grant-date fair

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

value per vested RSU and PSU shares and the total fair value of vested shares from the RSU and PSU grants was $11.42 and $9.5 million, respectively, for the year ended December 29, 2018.  The weighted average grant-date fair value per vested RSU share and the total fair value of vested shares from the RSU grants were $7.66 and $8.1 million, respectively, for the fiscal year ended December 30, 2017. The weighted average grant-date fair value per vested RSU share and the total fair value of vested shares from the RSU grants were $7.29 and $3.6 million, respectively, for the fiscal year ended December 31, 2016.
During the years ended December 29, 2018, December 30, 2017, and December 31, 2016 we granted 0.1 million and 1.2 million, and 1.5 million stock options, respectively, with a weighted-average exercise price per share of $17.44, $13.66, and $6.95, respectively. The weighted average grant-date fair value per share was $7.88, $4.89, and $2.74 for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Risk-free interest rate	2.30 - 2.72%	1.86 - 2.21%	1.19 - 2.23%
Expected term (years)	6.25	6.25	6.25
Volatility	42.1%	30.2 - 33.4%	33.3 - 38.2%
Expected dividend yield	—%	—%	—%
A summary of stock option activity for the year ended December 29, 2018 was as follows (in thousands for shares and intrinsic value):

	Stock Options				Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 30, 2017	4,486	6.68	$8.65	$42,892	1,850	$10.58
Granted (1)	108		17.44		1,443	17.77
Settled (RSUs)	—		—		(832)	11.42
Exercised	(827)		6.83		—	—
Canceled and forfeited	(243)		11.86		(338)	12.25
Outstanding as of December 29, 2018	3,524	5.84	$9.13	$37,477	2,123	$15.40
Vested and exercisable as of December 29, 2018	2,458	4.86	$7.95	$29,141	N/A	N/A
____________________________
(1) For RSUs, includes both time-based, performance-based, and market-based restricted stock units
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of December 29, 2018 was $19.67. The total intrinsic value of options exercised and RSUs, PSUs, and MSUs vested was approximately $26.3 million, $16.1 million, and $5.8 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. The aggregate fair value of the options that vested during the years ended December 29, 2018, December 30, 2017, and December 31, 2016 was $2.8 million, $2.2 million, and $4.3 million, respectively.
As of December 29, 2018, total unrecognized compensation cost, related to non-vested stock options and RSUs, including PSUs and MSUs, was approximately $4.5 million and $19.1 million, respectively, which is expected to be recognized over a

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

weighted-average period of 2.1 years and 2.8 years, respectively, to the extent they are probable of vesting. As of December 29, 2018, we had 2.6 million shares available for grant under the 2014 Plan.
Common Stock
As of December 29, 2018, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

December 29, 2018

Options issued and outstanding	3,524
Restricted stock units issued and outstanding	2,123
Common stock available for stock-based award grants under incentive award plans	2,592
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	5,048
Total	13,287
10. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the number of common shares outstanding during the period, including issued and outstanding participating securities on an as-converted basis. We apply the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. For fiscal 2016, we were in a loss position from continuing operations, and the Series A Preferred Stockholders do not contractually participate in losses, as such, we added the Series A Preferred Stock dividends to the loss from continuing operations to calculate the loss attributable to common stockholders in order to calculate the numerator used in the net income (loss) per share. We compute diluted net income (loss) per common share using income (loss) from continuing operations as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of the our Series A Preferred Stock issued and outstanding during the period, except where the effect of such securities would be antidilutive. In performing the dilutive calculation, the more dilutive of the treasury stock method and the two-class method is used. For fiscal 2016, we incurred a loss from continuing operations, and as such, there are no potential common shares with a dilutive impact.
The calculations of basic and diluted net income (loss) per share and basic and dilutive weighted-average shares outstanding for fiscal year 2018, fiscal year 2017, and fiscal 2016 were as follows (in thousands, except per share data):

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Numerator:
Basic:
Net income (loss) from continuing operations attributable to common stockholders	$43,159	$6,944	$(3,612)
Net income from discontinued operations attributable to common stockholders	$—	$—	$6,757
Dilutive
Net income (loss) from continuing operations attributable to common stockholders	$43,159	$6,944	$(3,612)
Plus: undistributed earnings allocated to participating securities	9,731	3,719	—
Less: undistributed earnings reallocated to participating securities	(9,261)	(3,637)	—
Net income (loss) from continuing operations attributable to common stockholders	$43,629	$7,026	$(3,612)
Net income from discontinued operations attributable to common stockholders	$—	$—	$6,757

Denominator:
Weighted-average shares outstanding - basic	31,198	29,680	30,535

Dilutive impact from:
Options outstanding	1,874	1,941	—
Restricted stock units	744	785	—
Weighted-average shares outstanding - dilutive	33,816	32,406	30,535

Net income per share attributable to common stockholders (Basic):
Income (loss) per share from continuing operations attributable to common stockholders	$1.38	$0.23	$(0.12)
Income per share from discontinued operations attributable to common stockholders	—	—	0.22
Net income per share attributable to common stockholders	$1.38	$0.23	$0.10

Net income per share attributable to common stockholders (Diluted):
Income (loss) per share from continuing operations attributable to common stockholders	$1.29	$0.22	$(0.12)
Income per share from discontinued operations attributable to common stockholders	—	—	0.22
Net income per share attributable to common stockholders	$1.29	$0.22	$0.10
The following equity shares were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Stock options	850	1,365	4,312
Restricted stock units	525	140	1,780
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	5,048	4,787	4,539
The Series A Preferred Stock is considered antidilutive due to the fact that the two-class method was more dilutive when calculating dilutive net income per share attributable to common stockholders.
11. Preferred Stock
Preferred Stock consists of the following at December 29, 2018 (in thousands, except shares):

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference as of June 29, 2023	Carrying Value	Common Stock Issuable Upon Conversion as of June 29, 2023
	December 29, 2018
Series A	46,350	June 29, 2016	46,350	$67,424	$53,007	6,421,369
	December 30, 2017
Series A	46,350	June 29, 2016	46,350	$67,424	$50,259	6,421,369
Please refer to the Certificate of Designations filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on June 29, 2016, for definitions of all capitalized terms not otherwise defined below.

Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock)
On June 29, 2016 (the “Closing Date”), we entered into an Investment Agreement with CapitalG LP (“CapitalG”) relating to the issuance and sale to CapitalG of 46,350 shares of our Series A Redeemable Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of approximately $46.4 million. We incurred issuance costs of $2.1 million. We elected to accrete all issuance costs that were netted against the proceeds upon issuance of the Series A Preferred Stock.
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
Additionally, at any time when at least 50% of the shares of the Series A Preferred Stock purchased from the Company pursuant to the Investment Agreement are outstanding, the Company cannot, without the written consent or affirmative vote of the holders of a majority of the then outstanding shares of our Series A Preferred Stock, (a) amend the Certificate of Incorporation in a manner that adversely affects the preferences or rights of the Series A Preferred Stock; (b) authorize or issue capital stock unless it ranks equal to or junior to the Series A Preferred Stock, increase the authorized number of shares of the Series A Preferred Stock or increase the authorized number of any additional class of capital stock unless it ranks equal to or junior to the Series A Preferred Stock; or (c) reclassify or amend any existing security of the Company that is equal to or junior to the Series A Preferred Stock to render such security senior to the Series A Preferred Stock.
Dividends

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

The Series A Preferred Stock ranks senior to the shares of our Common Stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at a rate of 5.50% per annum during the period from the Closing Date to June 29, 2023, the seventh anniversary of the Closing Date, payable semi-annually in arrears. Dividends are paid in additional Liquidation Preference per share of Series A Preferred Stock.
Liquidation Preference
The Series A Preferred Stock has a Liquidation Preference of $1,000 per share, as adjusted from time to time pursuant to the Certificate of Delegations. The Series A Preferred Stock ranks senior to the Common Stock with respect to rights upon liquidation, winding-up and dissolution.
Conversion
The Series A Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock at an initial Conversion Price of $10.50 per share, which rate is subject to adjustment upon the occurrence of certain events. The Series A Preferred Stock is convertible at the option of the Company into shares of Common Stock at any time after June 29, 2023, or after June 29, 2021 if the closing price of the common stock equals has equaled or exceeded 150% of the then prevailing Conversion Price (as defined in the Certificate of Delegations) for at least 20 trading days in any period of 30 consecutive trading days, including the last trading day of such 30-day period.
Redemption
At our option, at any time after June 29, 2023, all of the Series A Preferred Stock may be redeemed by us at the then current Liquidation Preference plus Accrued and Unpaid Dividends after giving the holders of Series A Preferred Stock the ability to convert their shares into Common Stock. At any point after the seventh anniversary of the Closing Date, each holder of the Series A Preferred Stock may cause us to redeem all of such holder’s Series A Preferred Stock at the then current Liquidation Preference plus Accrued and Unpaid Dividends. We elected to accrete all issuance costs that were netted against the proceeds upon issuance of the Series A Preferred Stock. We will accrete the carrying value of the Series A Preferred Stock to the redemption value through June 29, 2023, which is the seventh anniversary of the Closing Date, at a rate of 5.50% per annum, which represents the cumulative dividends owed on the Series A Preferred Stock, using the interest rate method.
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
Board of Directors Seat
Pursuant to the Investment Agreement and the Certificate of Designations, we have agreed that, so long as CapitalG or its affiliates beneficially own at least 50% of the shares of Series A Preferred Stock purchased pursuant to the Investment Agreement, the holders of Series A Preferred Stock will have the right to elect one member of the board of directors, and CapitalG has the right to designate the nominee for such position.
Standstill Restrictions
Pursuant to the Investment Agreement, CapitalG is subject to certain standstill restrictions, including, among other things, that CapitalG is restricted from acquiring additional securities of the Company until the date that no CapitalG designee serves on the Company’s board of directors.

12. Income Taxes
The following table presents domestic and foreign components of income (loss) from continuing operations before income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
United States	$5,096	$4,457	$721
Foreign	2,522	3,700	(154)
Income from continuing operations before income taxes	$7,618	$8,157	$567
ASC 740 requires a valuation allowance to reduce the deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. On a periodic basis, we reassess the valuation allowance on its deferred tax assets weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of 2018, we assessed the valuation allowance and considered positive evidence, including our three-year cumulative income position and forecast to remain profitable in the future. After weighing the positive and negative evidence, we determined that that it is more likely than not that the majority of the existing deferred tax assets will be realized. The positive evidence of the three-year history of profits, projected future profits, and projected reversal of the exiting deferred tax assets and liabilities outweighs the negative evidence, being losses we incurred in 2015 and prior. For this reason, we released the majority of the valuation allowance as of December 29, 2018 and are only maintaining a valuation allowance on certain state net operating loss carryforwards expected to expire prior to utilization and certain foreign jurisdictions where we are in cumulative losses. The valuation allowance release resulted in a $44.8 million income tax benefit in the period ending December 29, 2018 which was the primary component of the $44.5 million decrease of our overall valuation allowance in 2018. Also included in our Change in Valuation Allowance - US rate reconciliation line item below is the $0.6 million income tax benefit recorded in the period ending September 29, 2018 to account for the valuation allowance release related to the acquired intangible assets from Trusted which increased fair market value basis for GAAP purposes but carryover basis for tax purposes.

The following table presents the components of the (benefit from) provision for income taxes for the periods presented (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Current:
Federal	$—	$—	$—
State	108	137	88
Foreign	396	340	85
Total current provision for income taxes	504	477	173
Deferred:
Federal	(33,468)	(3,136)	894
State	(9,210)	153	216
Foreign	(3,098)	—	—
Total deferred tax (benefit) provision	(45,776)	(2,983)	1,110
Total (benefit from) provision for income taxes	$(45,272)	$(2,506)	$1,282
See Note 3 of the Consolidated Financial Statements for the income from discontinued operations before income taxes and related income taxes reported for the year ended December 31, 2016. All pre-tax income (loss) presented in discontinued operations for this period was related to U.S. operations.

The following table presents a reconciliation of the statutory federal rate, and our effective tax rate on income (losses) from continuing operations, for the periods presented:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

U.S. federal taxes at statutory rate	21%	34%	34%
State income taxes, net of federal benefit	(2)	3	35
U.S. tax on foreign income	8	—	—
Compensation	(28)	(34)	75
Other permanent differences	2	1	33
Foreign rate differential	1	(4)	(5)
Change in valuation allowance - U.S.	(553)	(250)	27
Change in valuation allowance - foreign	(43)	(8)	27
Deferred rate change	—	227	—
Total	(594)%	(31)%	226%
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% beginning January 1, 2018, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Tax Act also subjects a U.S. shareholder to tax on global-intangible low tax income (ìGILTIî) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We will account for GILTI in the year the tax is incurred as a period cost.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, at December 30, 2017 and through September 29, 2018, we recorded our best estimates based on our interpretation of the U.S. legislation while we continued to accumulate data to finalize the underlying calculations.
For the period ending December 30, 2017, we had recognized a provisional tax benefit of $4.0 million related to the effects of the Tax Act on our deferred tax balances. In the period ending December 29, 2018, no adjustments were recorded to our provisional estimates upon completion of our accounting for the tax effects of the Tax Act.
During fiscal 2018 we recorded an income tax benefit of $45.3 million, primarily related to the release of our US and certain foreign jurisdictions’ valuation allowance of and the tax benefit associated with stock exercises, partially offset by current foreign taxes and current state taxes in the US.
During fiscal 2017 we recorded a tax benefit of $1.7 million in the fourth quarter of fiscal 2017 primarily due to the remeasurement of net deferred tax liabilities related to indefinite lived intangible assets, mainly goodwill. The Act also provided for net operating losses generated on or after January 1, 2018 to have an indefinite carryforward period. In light of the Tax Act, we evaluated our existing indefinite lived deferred tax liabilities and concluded they can serve as a source of income supporting the realization of certain deferred tax assets which, when they reverse, will become an indefinite lived net operating loss. This resulted in an additional provisional tax benefit of $2.3 million in fiscal 2017. These tax benefits were partially offset by income tax expense of $1.5 million pertaining to amortization of certain goodwill for tax purposes for which there is no corresponding book deduction and certain state and foreign taxes based on operating income that are payable without regard to our tax loss carry forwards.
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

The following table presents the significant components of our deferred tax assets and liabilities (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017
Deferred tax assets
Net operating loss carryforwards	$39,341	$38,050
Accrued expenses	3,328	3,362
Stock-based compensation	3,301	2,446
U.S. definite lived intangibles	2,544	3,362
Other temporary differences	158	78
Total deferred tax assets	48,672	47,298
Valuation allowance	(172)	(44,703)
Net deferred tax assets	48,500	2,595
Deferred tax liabilities
Foreign intangibles	(13)	(40)
U.S. goodwill	(4,349)	(3,640)
Fixed assets	(18)	(84)
Other temporary differences	(383)	(124)
Total deferred tax liabilities	(4,763)	(3,888)
Net deferred tax asset (liabilities)	$43,737	$(1,293)
See discussion above for further explanation of our overall decrease in valuation allowance in 2018.
As of December 29, 2018, we had federal net operating loss carryforwards of $137.2 million and state net operating loss carryforwards of $116.9 million, which may be available to reduce future taxable income. The federal net operating losses (‘‘NOL’’) generated prior to the year ending December 29, 2018 will expire at various dates through 2037. Our 2018 federal NOL of $3.5 million will carryforward indefinitely, subject to an annual limitation of 80% of taxable income. Beginning with the 2018 tax year, federal net operating losses in the US do not expire. The state net operating losses will expire at various dates through 2038.
As of December 29, 2018, we had foreign net operating losses primarily related to our German operations of $8.7 million, our U.K. operations of $1.9 million, and our Australia operations of $0.4 million that have an unlimited carryforward period under German, U.K. and Australia tax law.
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
As of December 29, 2018 and December 30, 2017, the Company had no recorded liabilities for uncertain tax positions. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expense in the accompanying consolidated statements of operations. As of December 29, 2018, December 30, 2017, and December 31, 2016, we had no accrued interest or penalties related to uncertain tax positions.
We file U.S. federal income tax returns and returns in various state, local, and foreign jurisdictions. Since we are in a loss carryforward position, the statute of limitations generally remains open for all tax years. Currently, we are under examination relating to our IRS tax returns from fiscal 2016 that have been previously filed. As of December 29, 2018, the IRS has not proposed any adjustments.

Our current intentions are to indefinitely reinvest the earnings of our foreign subsidiaries, if any, or to repatriate only when tax-effective. Accordingly, we have not provided for U.S. taxes on the unremitted earnings of our international subsidiaries, which are not significant as of December 29, 2018.
13. Segment and Geographical Information
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
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
United States	$173,449	$158,207	$147,830
International	18,811	15,883	13,924
Total revenue	$192,260	$174,090	$161,754

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
United States	90%	91%	91%
International	10%	9%	9%
Total revenue	100%	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
14. Related Party Transactions
We had the following transactions with related parties during the period:
CapitalG LP
On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 11 of the Consolidated Financial Statements. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all affiliates of Alphabet Inc. are considered to be related parties. We had the following transactions with Alphabet Inc. and its affiliates during the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue	$3,153	$1,851	$1,593
Selling and marketing expense	$10,329	$12,275	$14,524
We had the following transactions with Alphabet Inc. and its affiliates as of December 29, 2018 and December 30, 2017 (in thousands):

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

	Period Ended
	December 29, 2018	December 30, 2017
Accounts receivable	$421	$301
Unbilled accounts receivable	$680	$222
Accounts payable	$530	$128
Accrued expense	$403	$542
Deferred revenue	$1	$1
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
15. Employee Benefit Plans
We have established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service. We may, at our discretion, make contributions in the form of matching contributions or profit sharing contributions. During the years ended December 29, 2018, December 30, 2017, and December 31, 2016, we contributed a 401(k) match of $0.2 million, $0.2 million, and $0.2 million, respectively.
16. Restructuring Charges
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
Additionally, during the quarter ended September 30, 2017, we ceased use of an additional 25,812 square feet of the same facility. We recorded a lease obligation charge of $3.1 million. The lease obligation charge comprised of restructuring expense, including sublease income and construction costs, net of deferred rent liabilities of $2.6 million. Additionally, we wrote-off $0.5 million of lease-hold improvements related to the space. The initial restructuring charge was recorded as restructuring expense in the consolidated statement of operations for fiscal 2017. In the first quarter of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space. This resulted in an additional $0.5 million of restructuring charges in the first quarter of fiscal 2018. During the third quarter of fiscal 2018, we again updated our estimate for the expected time period it will take to obtain a subtenant for the remainder of the cease use space, resulting in an additional $0.1 million of restructuring charges in the third quarter of fiscal 2018. Our estimates of sublease income are updated each reporting period, and could results in adjustments to the charges.
The following table presents the change in restructuring liability from December 30, 2017 to December 29, 2018 (in thousands):

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

December 29, 2018
Restructuring Liability
December 30, 2017	$3,494
Restructuring charges	187
Change in estimates	331
Other payments	(480)
Net rent payments	(1,095)
Accretion of sublease liability	95
December 29, 2018	$2,532
17. Other (Expense) Income, Net
Other (expense) income, net consisted of the following (in thousands):

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Interest income	840	389	225
Interest expense	(65)	(6)	(4)
(Loss) gain on exchange	(981)	1,820	(1,285)
Other income	41	—	—
Total other (expense) income, net	$(165)	$2,203	$(1,064)
18. Subsequent Events
We evaluated subsequent events after the audited balance sheet date of December 29, 2018 but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.
Filios, Inc.
On January 4, 2019, we purchased all of the outstanding stock of Filios, Inc. (“Figure 8”), a mobile app for parents to organize and manage carpools, pursuant to which we acquired the outstanding shares of Figure 8 for total potential consideration of $12.7 million, consisting of $7.7 million as an up-front payment and four earn-outs of $0.5 million, $1.0 million, $1.0 million and $2.5 million to be earned consecutively over one-year periods for four-years. Given that the acquisition closed on January 4, 2019, we determined it was impracticable to provide all the disclosures required for a business combination pursuant to ASC 805, Business Combinations, and we will provide applicable disclosures required under ASC 805, Business Combinations in a future filing. Figure 8 is a post-match feature in our matching solutions business.
Related-Party
On February 27, 2019, Laela Sturdy, a current member of the Board, advised the Company that she will not stand for re-election as a director at the 2019 Annual Meeting and Capital G LP provided notice to the Company that it was waiving its rights to nominate and elect a director to the Board in connection with the 2019 annual meeting of stockholders.
19. Quarterly Financial Information (Unaudited)
The tables below sets forth unaudited selected quarterly financial data for each of the last two fiscal years (dollars in thousands, except per share data).

CARE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017 AND DECEMBER 31, 2016

	For the Quarter Ended
	December 29, 2018	September 29, 2018	June 30, 2018	March 31, 2018
Total revenue	$49,809	$49,160	$45,966	$47,325
Cost of revenue	11,908	11,532	9,823	9,443
Net income (loss)	48,510	1,852	(169)	2,697
Net income (loss) attributable to common stockholders	$41,283	$979	$(834)	$1,741

Net income (loss) per share attributable to common stockholders (Basic): *	$1.30	$0.03	$(0.03)	$0.06

Net income (loss) per share attributable to common stockholders (Diluted): *	$1.23	$0.03	$(0.03)	$0.05

* The basic and diluted share total used in the calculation of net income (loss) per share in Q4 FY’18 were 31,853 and 33,991, respectively

	For the Quarter Ended
	December 30, 2017	September 30, 2017	July 1, 2017	April 1, 2017
Total revenue	$44,216	$44,536	$41,972	$43,366
Cost of revenue	8,662	9,345	9,000	8,766
Net income	7,904	262	1,673	824
Net income (loss) attributable to common stockholders	$6,255	$(418)	$874	$192

Net income (loss) per share attributable to common stockholders (Basic)	$0.21	$(0.01)	$0.03	$0.01

Net income (loss) per share attributable to common stockholders (Diluted)	$0.19	$(0.01)	$0.03	$0.01

* The basic and diluted share total used in the calculation of net income (loss) per share in Q4 FY’17 were 30,189 and 33,128, respectively
Information in any one quarterly period should not be considered indicative of annual results due to the effects of seasonality on our business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 29, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 29, 2018, and is incorporated in this report by reference.
ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION
The information required under this Item 11 will be contained in our definitive proxy statement for our 2019 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item 12 will be contained in our definitive proxy statement for our 2019 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
The information required under this Item 13 will be contained in our definitive proxy statement for our 2019 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item 14 will be contained in our definitive proxy statement for our 2019 annual meeting of stockholders, and is incorporated herein by reference.
PART IV.
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
1. Consolidated Financial Statements
The financial statements listed on the Index to Consolidated Financial Statements at Item 8 herein are filed as part of this report.
2. Financial Statement Schedule:
See (c) below
3. Exhibits
The following exhibits are filed or furnished as part of this report or are incorporated into this report by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date with SEC	Exhibit Number
3.1	Restated Certificate of Incorporation of Care.com, Inc.	8-K	1/29/2014	3.1

3.2	Amended and Restated Bylaws of Care.com, Inc.	8-K	1/29/2014	3.2
3.3	Certificate of Designations of Convertible Preferred Stock, Series A, of Care.com, Inc.	8-K	6/29/2016	3.1
4.1	Specimen stock certificate evidencing the shares of common stock of the Registrant	S-1/A	1/10/2014	4.2
10.1 #	The Registrant’s 2006 Stock Incentive Plan	S-1	12/12/2013	10.1
10.2 #	Form of Incentive Stock Option Agreement for grants to executive officers under the Registrant’s 2006 Stock Incentive Plan	S-1	12/12/2013	10.2
10.3 #	Form of Incentive Stock Option Agreement under the Registrant’s 2006 Stock Incentive Plan	S-1	12/12/2013	10.3
10.4 #	Form of Nonstatutory Stock Option Agreement for grants to directors under the Registrant’s 2006 Stock Incentive Plan	S-1	12/12/2013	10.4
10.5 #	The Registrant’s 2014 Incentive Award Plan	S-1/A	1/3/2014	10.5
10.6 #	Form of Stock Option Grant Notice and Stock Option Agreement under the Registrant’s 2014 Incentive Award Plan	S-1/A	1/3/2014	10.6
10.7 #	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the Registrant’s 2014 Incentive Award Plan	S-1/A	1/3/2014	10.7
10.8 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Registrant’s 2014 Incentive Award Plan	S-1/A	1/3/2014	10.8
10.9 #	Letter agreement dated November 15, 2006 between the Registrant and Sheila Lirio Marcelo	S-1	12/12/2013	10.10
10.10 #	Letter agreement dated December 9, 2010 between the Registrant and Sheila Lirio Marcelo	S-1	12/12/2013	10.11
10.11 #	Form of Indemnification Agreement for Directors and Officers	S-1	12/12/2013	10.12
10.12	Lease Agreement dated July 28, 2014 by and between BP Fourth Avenue, LLC and Care.com, Inc.	8-K	8/4/2014	10.1
10.13	Sublease Agreement dated as of July 28, 2014 by and between Oracle America, Inc. and Care.com, Inc.	8-K	8/4/2014	10.2
10.14	Agreement of sublease dated as of July 28, 2014 between PricewaterhouseCoopers PRTM Management Consultants, LLC and Care.com, Inc.	8-K	8/4/2014	10.3
10.15 #	Offer letter between the Company and Michael Echenberg, dated March 4, 2015	8-K	3/19/2015	99.2
10.16 #	Agreement by and among the Company, Tenzing Global Management LLC, Tenzing Global Investors LLC, Tenzing Global Investors Fund I LP and Chet Kapoor, dated March 11, 2016	8-K	3/17/2016	10.1
10.17	Investment Agreement, dated as of June 29, 2016, by and between Care.com, Inc. and Google Capital 2016, L.P.	8-K	6/29/2016	10.1
10.18	Stock Repurchase Agreement, dated as of June 27, 2016, by and among Care.com, Inc., Matrix Partners VII, L.P. and Weston & Co. VII LLC, as Nominee	8-K	6/29/2016	10.2
10.19 #	Executive Severance Agreement dated July 19, 2017 between the Company and Shelia Lirio Marcelo	8-K	7/21/2017	10.1
10.20 #	Executive Severance Agreement dated July 19, 2017 between the Company and Michael Echenberg	8-K	7/21/2017	10.2
10.21 #	Executive Severance Agreement dated July 19, 2017 between the Company and Diane Musi	8-K	7/21/2017	10.3

21.1 *	Subsidiaries of the Registrant
23.1 *	Consent of Ernst & Young LLP
31.1 *	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 *	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101 *
The following materials from Care.com’s Annual Report on Form 10-K for the year ended December 29, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

#	Indicates management contract or compensatory plan.

*	Filed herewith

**	Furnished herewith

(b) See Item 15(a)(3) above.
(c) Financial Statement Schedules
Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARE.COM, INC.
Dated: March 7, 2019	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated.

Dated: March 7, 2019	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 7, 2019	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 7, 2019	By: /s/ MARLA BLOW
Marla Blow
Director

Dated: March 7, 2019	By: /s/ WILLIAM H. HARRIS, JR.
William H. Harris, Jr.
Director

Dated: March 7, 2019	By: /s/ GEORGE BELL
George Bell
Director

Dated: March 7, 2019	By: /s/ CHET KAPOOR
Chet Kapoor
Director

Dated: March 7, 2019	By: /s/ I. DUNCAN ROBERTSON
J. Sanford Miller
Director

Dated: March 7, 2019	By: /s/ LAELA STURDY
Joanna Rees
Director

Dated: March 7, 2019	By: /s/ DANIEL YOO
I. Duncan Robertson
Director