Form 10-Q
period 2019-03-30
Care.com Inc
filed 2019-05-09
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number: 001-36269

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of May 3, 2019, there were 32,476,588 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 30, 2019 and December 29, 2018	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 30, 2019 and March 31, 2018	5
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 30, 2019 and March 31, 2018	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended March 30, 2019 and March 31, 2018	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2019 and March 31, 2018	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 6.	Exhibits	60
Signatures		61

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The following cautionary statements are being made pursuant to PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions thereof. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “could,” “expects,” “may,” “likely,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “probable,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things: our results of operations, financial condition, liquidity and prospects; revenue, expenses, adjusted EBITDA and other financial metrics; the industries in which we and our partners operate; industry, geographic and demographic trends; market and leadership position; performance and growth factors; demand for services; seasonality; competitive strengths and differentiators; growth strategies and opportunities for expansion, investment, acquisitions and integration; marketing strategies; intellectual property; regulatory compliance; changes in headcount; employee and labor relationships; investments in existing or new lines of business; ability to attract new members and retain existing members; revenue from our paying members; ability to attract and retain key employees; dividend policy; the position of our brand; our investments in our business, including marketing and safety; outcome of litigation and legal matters and proceedings; depreciation and amortization expense, cash flow and use of cash; operating and capital expenditures; exchange rates; impact of the Tax Cuts and Jobs Act of 2017 and adjustments, tax benefits, tax rates, tax audits and settlements; and impact of new accounting pronouncements.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described under “Risk Factors” and elsewhere in this Quarterly Report and in our other public filings with the Securities and Exchange Commission.
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.
Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments, except as required by law.

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

See accompanying notes to the condensed consolidated financial statements

	March 30, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$90,022	$92,432
Short-term investments	35,099	35,099
Accounts receivable (net of allowance of $100 and $100, respectively) (1)	6,732	4,663
Unbilled accounts receivable (2)	6,033	6,394
Prepaid expenses and other current assets	8,398	7,223
Total current assets	146,284	145,811
Property and equipment, net	3,260	3,423
Intangible assets, net	6,770	4,061
Goodwill	73,134	68,176
Other non-current assets	2,908	2,859
Operating lease right of use assets, net	20,871	—
Deferred tax assets	43,978	43,737
Total assets	$297,205	$268,067

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$1,740	$3,437
Accrued expenses and other current liabilities (4)	19,292	20,463
Current contingent acquisition consideration	917	1,527
Deferred revenue (5)	26,797	20,176
Current operating lease liabilities	4,481	—
Total current liabilities	53,227	45,603
Non-current contingent acquisition consideration	—	438
Other non-current liabilities	1,428	6,806
Non-current operating lease liabilities	23,303	—
Total liabilities	77,958	52,847
Contingencies (see Note 6)	—	—
Series A Redeemable Convertible Preferred Stock, $0.001 par value - 46 shares designated; 46 shares issued and outstanding at March 30, 2019 and December 29, 2018; at aggregate liquidation and redemption value at March 30, 2019 and December 29, 2018, respectively	53,725	53,007
Stockholders' equity
Preferred Stock: $0.001 par value - authorized 5,000 shares at March 30, 2019 and December 29, 2018, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 32,426 and 32,057 shares issued and outstanding at March 30, 2019 and December 29, 2018, respectively	32	32
Additional paid-in capital	290,898	286,295
Accumulated deficit	(125,150)	(124,122)
Accumulated other comprehensive (loss) income	(258)	8
Total stockholders' equity	165,522	162,213
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$297,205	$268,067
(1) Includes accounts receivable due from related party of $822 and $421 at March 30, 2019 and December 29, 2018, respectively (Note 14)

See accompanying notes to the condensed consolidated financial statements

(2) Includes unbilled accounts receivable due from related party of $255 and $680 at March 30, 2019 and December 29, 2018, respectively (Note 14)
(3) Includes accounts payable due to related party of $0 and $530 at March 30, 2019 and December 29, 2018, respectively (Note 14)
(4) Includes accrued expenses and other current liabilities due to related party of $1,031 and $403 at March 30, 2019 and December 29, 2018, respectively (Note 14)
(5) Includes deferred revenue associated with related party of $172 and $1 at March 30, 2019 and December 29, 2018, respectively (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018

Revenue (1)	$53,336	$47,325
Cost of revenue	13,802	9,443
Operating expenses:
Selling and marketing (2)	18,604	16,857
Research and development	11,224	8,288
General and administrative	11,308	10,467
Depreciation and amortization	447	418
Restructuring and right of use asset impairment charges	231	462
Total operating expenses	41,814	36,492
Operating (loss) income	(2,280)	1,390
Other income, net	269	562
(Loss) income before income taxes	(2,011)	1,952
Benefit from income taxes	(983)	(745)
Net (loss) income	(1,028)	2,697
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(718)	(680)
Net loss (income) attributable to Series A Redeemable Convertible Preferred Stock	—	(276)
Net (loss) income attributable to common stockholders	$(1,746)	$1,741

Net (loss) income per share attributable to common stockholders (Basic):	$(0.05)	$0.06
Net (loss) income per share attributable to common stockholders (Diluted):	$(0.05)	$0.05

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	32,209	30,551
Diluted	32,209	33,344

(1) Includes related party revenue of $946 and $637 for the three months ended March 30, 2019 and March 31, 2018, respectively. (Note 14)
(2) Includes related party expenses of $3,221 and $3,036 for the three months ended March 30, 2019 and March 31, 2018, respectively. (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018

Net (loss) income	$(1,028)	$2,697

Other comprehensive (loss) income:
Foreign currency translation adjustments	(266)	200
Comprehensive (loss) income	$(1,294)	$2,897

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except per share data)
(unaudited)

	Redeemable Convertible Preferred Stock		Stockholders' Equity
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance at December 30, 2017	46	$50,259	30,390	$30	$266,030	$(177,145)	$546	$89,461
Cumulative effect of ASC 606 adoption	—	—	—	—	—	133	—	133
Exercises of stock options	—	—	228	1	1,252	—	—	1,253
Issuance of restricted stock units	—	—	215	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,712	—	—	3,712
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	680	—	—	(680)	—	—	(680)
Foreign currency translation adjustment	—	—	—	—	—	—	200	200
Net income	—	—	—	—	—	2,697	—	2,697
Balance at March 31, 2018	46	$50,939	30,833	$31	$270,314	$(174,315)	$746	$96,776

Balance at December 29, 2018	46	$53,007	32,057	$32	$286,295	$(124,122)	$8	$162,213
Exercises of stock options	—	—	168	—	1,267	—	—	1,267
Issuance of restricted stock units	—	—	201	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,054	—	—	4,054
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	718	—	—	(718)	—	—	(718)
Foreign currency translation adjustment	—	—	—	—	—	—	(266)	(266)
Net loss			—	—	—	(1,028)	—	(1,028)
Balance at March 30, 2019	46	$53,725	32,426	$32	$290,898	$(125,150)	$(258)	$165,522

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities
Net (loss) income	$(1,028)	$2,697
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	4,054	3,712
Depreciation and amortization	739	463
Deferred income taxes	(1,057)	(830)
Contingent consideration expense	7	—
Change in fair value of contingent consideration	103	—
Foreign currency remeasurement loss (gain)	62	(437)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,074)	(1,099)
Unbilled accounts receivable	355	(67)
Prepaid expenses and other current assets	(2,279)	(930)
Other non-current assets	(30)	18
Accounts payable	(1,678)	545
Accrued expenses and other current liabilities	396	614
Deferred revenue	6,630	4,428
Payments of contingent consideration in excess of acquisition date fair value	(425)	—
Other non-current liabilities	218	327
Net cash provided by operating activities	3,993	9,441

Cash flows from investing activities
Purchases of property and equipment; and software	(248)	(144)
Payments for acquisitions, net of cash acquired	(7,472)	(5,000)
Purchase of short-term investment	—	(15,099)
Sale of short-term investment	—	15,000
Net cash used in investing activities	(7,720)	(5,243)

Cash flows from financing activities
Proceeds from exercise of common stock options	1,262	868
Payments of contingent consideration	(732)	—
Net cash provided by financing activities	530	868

Effect of exchange rate changes on cash and cash equivalents	50	91
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,147)	5,157
Cash and cash equivalents and restricted cash, beginning of the period	95,284	89,024
Cash and cash equivalents and restricted cash, end of the period	$92,137	$94,181
Cash and cash equivalents, end of the period	90,022	91,887

See accompanying notes to the condensed consolidated financial statements

Restricted Cash[1]	2,115	2,294
Cash and cash equivalents and restricted cash, end of the period	$92,137	$94,181

Supplemental disclosure of cash flow activities
Cash paid for taxes	$313	$273

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$3	$82
Series A Redeemable Convertible Preferred Stock dividend accretion	$718	$680

1 As of the three months ended March 30, 2019 $720 and $1,395 was included in Prepaid expenses and other current assets and Other non-current assets on the Consolidated Balance Sheet, respectively. As of the three months ended March 31, 2018 $535 and $1,759 was included in Prepaid expenses and other current assets and Other non-current assets on the Consolidated Balance Sheet, respectively.

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
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
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, our business is affected by a variety of factors. For example, we believe that negative changes in any of the following areas could have a significant negative effect on our future financial position, results of operations or cash flows: rates of revenue growth; member engagement and usage of our existing and new products; perception of our brand; coverage by the media and other publicity; retention of qualified employees and key personnel; management of our growth; scaling and adaptation of existing technology and network infrastructure; competition in our market; performance of acquisitions and investments; protection of our intellectual property; protection of customers’ information and privacy concerns; security measures related to our website; access to capital at acceptable terms; outcomes of governmental investigations or other legal proceedings.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed on March 7, 2019.
There have been no material changes in our significant accounting policies for the three months ended March 30, 2019 as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, with the exception of the adoption of the Financial Accounting Standards Board’s Accounting Standard Update 2016-02, “Leases (Topic 842)” in the first quarter of fiscal 2019. Refer below to “Recently Issued and Adopted Accounting Pronouncements” for further information.
The condensed consolidated balance sheet as of December 29, 2018, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, and are not necessarily indicative of the results of operations to be anticipated for fiscal 2019 or any future period.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries, after elimination of all intercompany balances and transactions. We have prepared the accompanying financial statements in conformity with GAAP.
Fiscal Year-End
We operate and report using a 52 or 53 week fiscal year ending on the Saturday in December closest and prior to December 31. Accordingly, our fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter. Both fiscal 2019 and 2018 are reported using a 52 week fiscal year.
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

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

In the second quarter of 2019, we ceased using 36,395 square feet of the Company’s headquarters facility located in Waltham, Massachusetts. We expect to record a right of use asset impairment charge ranging from approximately $2.0 million to $4.0 million in the second quarter of 2019. We will finalize the charge in the second quarter of 2019.
In the second quarter of 2019, we entered into a 5-year lease for an office facility in the San Francisco Bay Area. The lease will commence in the second quarter of 2019, and we will pay an aggregate of approximately $5.3 million over the lease term.
Recently Adopted Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-based Payment Accounting.” This guidance simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The guidance is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2018-07 as of the first day of the third quarter in fiscal 2018. The effect of adoption was immaterial.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance requires an entity to recognize a right-of-use asset and a lease liability for all of its leases with lease terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. We adopted ASU 2016-02 and its amendments in the first quarter of fiscal 2019 using the modified retrospective approach and with a cumulative effect recorded on the date of adoption of December 31, 2018, the first day of our 2019 reporting year. Prior periods were not restated accordingly.
We elected the Practical Expedient Package (ASC 842-10-65-1) permitted under the transition guidance within the new standard, which among other things allowed us to carry forward the historical lease classification. Refer to Note 15 “Leases” for the adoption impact to our condensed consolidated balance sheet. The difference between the operating lease liabilities and operating right of use assets is associated with accrued rent payments under ASC 840 and right of use asset impairments related to restructuring activities completed prior to the adoption date associated with our cease use of certain office space subject to operating leases.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which requires that a customer in a cloud computing arrangement that is a service contract follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application is permitted. We are currently evaluating the impact of ASU 2018-15 on our consolidated financial statements and whether we will early adopt.
In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The guidance will be effective for us in the first quarter of fiscal 2020. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance will be effective for us in our annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted, and we are currently evaluating whether we will early adopt. ASU 2017-04 must be applied prospectively. We

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

expect that ASU 2017-04 would simplify our measurement of goodwill impairment if any of our reporting units have a zero or negative carrying value, or would fail Step 1 of the impairment test following the date of adoption.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 will be effective for us in our first quarter of fiscal 2020, and earlier adoption is permitted. The modified-retrospective approach is required for adoption. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.
2. Fair Value Measurements
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 30, 2019 and December 29, 2018 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	March 30, 2019				December 29, 2018
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$18,240	$—	$—	$18,240	$18,148	$—	$—	$18,148
Certificates of deposit	37,082	—	—	37,082	37,180	—	—	37,180
Total assets	$55,322	$—	$—	$55,322	$55,328	$—	$—	$55,328

Liabilities:
Contingent acquisition consideration	$—	$—	$917	$917	$—	$—	$1,964	$1,964
Total liabilities	$—	$—	$917	$917	$—	$—	$1,964	$1,964
The following table sets forth a summary of changes in fair value of our contingent acquisition consideration liability, which represents the recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

March 30, 2019
Contingent Acquisition Consideration
Beginning balance - December 29, 2018	$1,964
Change in fair value of contingent consideration	110
Payment of contingent consideration liability	(1,157)
Ending balance - March 30, 2019	$917
We recorded our estimates of the fair value of contingent consideration associated with the Town & Country Resources, Inc. and Trusted Lab, Inc. acquisitions based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent considerations and weighted probability assumptions of these outcomes. For both acquisitions, the fair value of the liability was estimated using the Monte Carlo simulation with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of the achievement of certain financial and operational metrics, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the merger agreements. The cash portion of the contingent consideration liabilities have been discounted to reflect the time value of money, and therefore, as the milestone dates approach, the fair value of these liabilities will increase. Changes in fair value are recorded in general and administrative expense in the accompanying consolidated statements of operations.

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets comprise long-lived assets, including property and equipment, right of use asset impairments, intangible assets and goodwill. In the three months ended March 30, 2019 and March 31, 2018, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
In the quarter ended September 30, 2017, we ceased use of 25,812 square feet of the Company’s headquarters facility and recorded a restructuring liability, which upon adoption of ASC 842 we reclassified this liability as a reduction of the right-of-use asset associated with the lease. We have updated our estimate in subsequent periods, as discussed in Note 12. These estimates include assumptions for the time period it will take to obtain a subtenant, construction costs, and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, and could result in an adjustment to the right of use asset. In the first and third quarters of fiscal 2018 and first quarter of fiscal 2019, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space during the first quarter of fiscal 2018 and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space during both the first and third quarters of fiscal 2018. We discounted the estimated future cash flows to arrive at fair value. This resulted in an additional $0.6 million of charges, of which $0.5 million was incurred in the first quarter of fiscal 2018; $0.1 million was incurred in the third quarter of fiscal 2018 and $0.2 million was incurred in the first quarter of fiscal 2019. The measurement of our restructuring charges and right of use asset impairments using these assumptions is a level 3 measurement.
3. Revenue
Revenue Recognition
Revenue is recognized when control of the promised service is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for the service. For all presentations below sales and usage-based taxes are excluded from revenue.
The following table presents our revenue disaggregated by major service lines for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended	Three Months Ended
	March 30, 2019	March 31, 2018

Business-to-Consumer
Matching Solutions	$36,304	$33,202
Payment Solutions	8,982	8,432
Business-to-Business
Care@Work Solutions	5,956	3,955
Recruiting and Marketing Solutions and other	2,094	1,736
Total revenue	$53,336	$47,325
The following table presents our revenue disaggregated by timing of transfer of services for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended	Three Months Ended
	March 30, 2019	March 31, 2018

Over-time	46,267	43,704
Point-in-time	7,069	3,621
Total revenue	$53,336	$47,325

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

Contract Balances
The increase in the deferred revenue balance for the three months ended March 30, 2019 was primary driven by cash payments received for our obligation to perform future services during fiscal 2019, offset by $14.0 million of revenue recognized that was included in the deferred revenue balance as of December 29, 2018. We consider on-demand back-up care overages for our Care@Work offering to be constrained variable consideration in the transaction price until the constraint is resolved upon usage. The revenue recognized in the three months ended March 30, 2019 related to on-demand back-up care overages for our Care@Work offering was immaterial.
Transaction Price Allocated to the Remaining Performance Obligations
For performance obligations that are part of contracts that have an original expected duration of greater than one year, we expect to recognize $5.0 million, $3.5 million, and $1.1 million of revenue related to our Care@Work offering in the remainder of fiscal 2019, fiscal 2020 and fiscal 2021, respectively, related to performance obligations that are currently unsatisfied (or partially satisfied) as of March 30, 2019.
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
Contract Costs
We capitalize sales commissions for new customer contracts in our business-to-business solutions offerings. Capitalized commission are amortized over the period of expected benefit, which is the customer life and we estimate to be approximately five-years. As of March 30, 2019, capitalized commissions were $1.5 million. For the three months ended March 30, 2019 and March 31, 2018, amortized commission expense was $0.1 million and less than $0.1 million, respectively.
For renewal commissions with a renewal term of one-year of less, we applied the practical expedient and expense commission when incurred because the amortization period would have been one-year or less. These costs are recorded within sales and marketing expense.
4. Business Acquisitions
Filios Inc.
On January 4, 2019, we purchased all of the outstanding stock of Filios, Inc. (“Figure 8”), a mobile app for parents to organize and manage carpools, pursuant to which we acquired the outstanding shares of Figure 8 for total potential consideration of $12.6 million, consisting of $7.6 million as an up-front payment and four earn-outs of $0.5 million, $1.0 million, $1.0 million and $2.5 million to be earned consecutively over one-year periods for four-years. All of the earn-outs were determined to be compensatory in nature based on required future services and product development milestones required to be achieved by the founders who will continue employment with us. The preliminary purchase price of $7.6 million was allocated to assets and liabilities as follows: $4.5 million of goodwill, $3.1 million in identified intangible assets, consisting proprietary technology in the form of Figure 8’s mobile application, as well as working capital assets and liabilities, which were immaterial. Additionally, we increased our goodwill by $0.8 million to record a deferred tax liability in purchase accounting related to the acquired intangible assets.
We continue to gather information in the measurement period related to the acquired intangible assets, accrued liabilities and contingent liabilities of Filios, Inc. as of the acquisition date and our purchase accounting for the acquisition is preliminary.
Trusted Labs, Inc.
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
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

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
Galore, Inc.
On May 31, 2018, we entered into an asset purchase agreement with Galore, Inc. (“Galore”), an e-commerce marketplace for parents to discover and purchase activities for their children and a SaaS platform for businesses providing family activities to offer those activities for purchase online, pursuant to which we acquired certain assets of Galore for total consideration of $0.3 million as an up-front payment, and two earn-out payments ranging from $0.3 - $0.5 million in year one and $0.7 - $0.9 million in year 2, based upon certain revenue achievement metrics. Due to ongoing service requirements pertaining to the earn-outs, the amounts are being recognized as compensation expense over the required employment period. The purchase price of $0.3 million was allocated to an identified intangible asset, consisting of proprietary software.
Town & Country Resources, Inc.
On January 9, 2018, we entered into an asset purchase agreement with Town & Country Resources, Inc. (Town & Country), a premium home staffing agency in the San Francisco Bay Area, pursuant to which we acquired certain assets for total potential consideration of $7.0 million, consisting of $5.0 million as an up-front payment, and two earn-outs up to $1.0 million and $1.0 million each to be earned over consecutive one-year periods. We estimated the fair value of the contingent consideration at the acquisition date to be $1.0 million and thus included this in the total accounting purchase price of $6.0 million. The preliminary purchase price of $6.0 million was allocated to assets and liabilities as follows: $4.8 million of goodwill, $1.2 million in identified intangible assets, consisting primarily of caregiver relationships and Town & Country trade-name, and working capital assets and liabilities, which were immaterial. The goodwill is primarily derived from synergies we expect as a result of the deal.
Pro forma information related to the acquisitions in fiscal 2018 and 2019 were not presented as the impact of the acquisitions on our consolidated results of operations is not significant.
5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 29, 2018	$68,176
Effect of currency translation	(367)
Business acquisitions	5,325
Balance as of March 30, 2019	$73,134

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

March 30, 2019
Indefinite lived intangibles	$260	$—	$260	N/A
Trademarks and trade names	4,730	(4,462)	268	5.4
Proprietary software	10,974	(5,574)	5,400	4.5
Internal software	227	(156)	71	1.5
Leasehold interests	170	(168)	2	0.1
Caregiver relationships	1,111	(601)	510	1.9
Customer relationships	8,527	(8,268)	259	3.8
Total	$25,999	$(19,229)	$6,770

December 29, 2018
Indefinite lived intangibles	$260	$—	$260	N/A
Trademarks and trade names	4,742	(4,441)	301	5.3
Proprietary software	7,869	(5,316)	2,553	4.5
Internal software	227	(141)	86	1.7
Leasehold interests	170	(163)	7	0.4
Caregiver relationships	1,116	(538)	578	2.1
Customer relationships	8,541	(8,265)	276	4.0
Total	$22,925	$(18,864)	$4,061
Amortization expense was $0.4 million and $0.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Of these amounts, $0.1 million and $0.1 million was classified as a component of depreciation and amortization, and $0.3 million and $0.1 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the three months ended March 30, 2019 and March 31, 2018, respectively.
As of March 30, 2019, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2019 remaining	1,248
2020	1,600
2021	1,346
2022	1,331
2023	937
Thereafter	48
Total	$6,510
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
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

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
In March 2016, we learned of an investigation by the Marin County, California District Attorney’s Office regarding the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website. In September 2016, we learned of an investigation by the San Francisco County, California District Attorney’s Office regarding the accuracy and clarity of our disclosures about the sex offender registry search available to consumers through our website. In 2017, the District Attorneys’ Offices proposed a joint settlement that would include a payment by us of approximately $4.9 million to resolve both investigations. We are in discussions with the District Attorneys’ Offices regarding the proposed settlement and continue to cooperate with the investigations. We have determined that it is probable that we will incur a loss in connection with these matters and have accrued an amount based on the low end of the range of our reasonable estimate of this loss.
In addition, on April 3, 2019, a complaint was filed against the Company and two of our officers, Sheila Lirio Marcelo, our chief executive officer, and Michael Echenberg, our chief financial officer, in the U.S. District Court for the District of Massachusetts. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from March 27, 2015 to April 1, 2019, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, related to the Company’s disclosures about the screening of certain member information for criminal or other inappropriate inactivity. The complaint seeks compensatory and punitive damages, fees, interest, costs and other appropriate relief. Plaintiffs currently have until June 3, 2019 to petition for Lead Plaintiff status. The parties have agreed to defer Care.com’s response until after a lead plaintiff has been appointed and an amended complaint has been filed. The Company is unable to predict the ultimate outcome of this litigation, and therefore cannot estimate possible losses or ranges of losses, if any.
We also are currently involved in other pending regulatory and government inquiries and investigations and legal proceedings in the ordinary course of our business. Although the results of these matters cannot be predicted with certainty, we do not believe they will have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
7. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018

Cost of revenue	$98	$64
Selling and marketing	635	474
Research and development	1,416	809
General and administrative	1,905	2,365
Total stock-based compensation	$4,054	$3,712
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the three months ended March 30, 2019, we granted 0.7 million time-based restricted stock units (RSUs) to certain employees, advisors and directors, and 0.3 million performance-based RSUs (“PSUs”) to certain members of management.

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

In the first quarter of fiscal 2019, we granted 0.3 million PSUs. The number of PSUs that become eligible to vest for each recipient will be determined in the first quarter of 2020 based upon our level of achievement of certain financial targets for fiscal 2019. To the extent any PSUs become eligible to vest, they generally will vest over a two-year period, retroactive to March 2019, as continued services are performed. PSUs granted in 2018 and 2017 are vesting over a two-year and three-year period, respectively, retroactive to the grant date of the applicable award. We are recognizing expense using the graded-vesting method based on our estimate of the number of PSUs that will vest. If there is a change in the estimate of the number of PSUs that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
RSUs and PSUs are not included in issued and outstanding common stock until the shares are vested and released. The grant-date fair value of an RSU and PSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share, which is the per share par value of our common stock.  The weighted-average grant-date fair value per vested RSU and PSU share and the total fair value of vested shares from RSU and PSU grants was $11.73 and $2.3 million, respectively, for the three months ended March 30, 2019. The weighted-average grant-date fair value of vested RSU and PSU shares and total fair value of vested shares from RSU and PSU grants were $9.51 and $2.0 million, respectively, for the three months ended March 31, 2018.
During the three months ended March 31, 2018, we granted 0.1 million stock options to certain employees and directors with a weighted average exercise price per share of $17.45. We did not grant any stock options during the three months ended March 30, 2019.
A summary of stock option, RSU and PSU activity for the three months ended March 30, 2019 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 29, 2018	3,524	5.84	$9.13	$37,477	2,123	$15.40
Granted(1)	—		$—		978	$20.94
Settled (RSUs and PSUs)	—				(199)	$11.73
Exercised	(169)		$7.53
Canceled and forfeited	(13)		$9.64		(305)	$18.76
Outstanding as of March 30, 2019	3,342	5.70	$9.21	$35,550	2,597	$16.91
Vested and exercisable as of March 30, 2019	2,436	4.89	$8.15	$28,552	N/A	N/A
____________________________
(1) For RSUs, includes time-based and performance-based
Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on the New York Stock Exchange as of March 29, 2019, the final trading day of the three months ended March 30, 2019, was $19.76. The total intrinsic value of options exercised and RSUs and PSUs vested was approximately $6.6 million and $6.8 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The aggregate fair value of the options that vested during the three months ended March 30, 2019 and March 31, 2018 was $0.6 million and $0.7 million, respectively.
As of March 30, 2019, total unrecognized compensation cost related to non-vested stock options and RSUs, including PSUs and market-based RSUs, was approximately $3.9 million and $31.9 million, respectively, which is expected to be recognized over a weighted-average period of 1.8 years and 3.0 years, respectively, to the extent they are probable of vesting. As of March 30, 2019, we had 3.4 million shares available for grant under the 2014 Plan.

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

Common Stock
As of March 30, 2019, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

March 30, 2019
Options issued and outstanding	3,342
Restricted stock units issued and outstanding	2,597
Common stock available for stock-based award grants under incentive award plans	3,385
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	5,117
Total	14,441
8. Net (Loss) Income per Share Attributable to Common Stockholders
Basic net (loss) income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. For the three months ended March 30, 2019 and March 31, 2018, we applied the two-class method to calculate basic and diluted net (loss) income per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. We compute diluted net (loss) income per common share using net (loss) income as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of our Series A Preferred Stock, including accrued dividends, outstanding during the period, except where the effect of such securities would be anti-dilutive.
The calculations of basic and diluted net (loss) income per share and basic and diluted weighted-average shares outstanding for the three months ended March 30, 2019 and March 31, 2018 were as follows (in thousands, except per share data):

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Numerator:
Basic:
Net (loss) income attributable to common stockholders	$(1,746)	$1,741
Diluted:
Net (loss) income attributable to common stockholders	$(1,746)	$1,741
Plus: undistributed earnings allocated to participating securities	—	956
Less: undistributed earnings reallocated to participating securities	—	(936)
Net (loss) income attributable to common stockholders	$(1,746)	$1,761

Denominator:
Weighted-average shares outstanding - basic	32,209	30,551

Dilutive impact from:
Options outstanding	—	2,044
Restricted stock units	—	749
Weighted-average shares outstanding - dilutive	32,209	33,344

Net (loss) income per share attributable to common stockholders (Basic):	$(0.05)	$0.06
Net (loss) income per share attributable to common stockholders (Diluted):	$(0.05)	$0.05
The following equity shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Stock options	3,342	954
Restricted stock units	2,597	294
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	5,117	4,851
The Series A Preferred Stock is considered anti-dilutive due to the fact that the two-class method was more dilutive when calculating dilutive net (loss) income per share attributable to common stockholders.
9. Preferred Stock
Preferred Stock consists of the following at March 30, 2019 and December 29, 2018 (in thousands, except shares):

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference (as of June 29, 2023)	Carrying Value	Common Stock Issuable Upon Conversion (as of June 29, 2023)
March 30, 2019
Series A	46,350	June 29, 2016	46,350	$67,424	$53,725	6,421,369
December 29, 2018
Series A	46,350	June 29, 2016	46,350	$67,424	$53,007	6,421,369
Please refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed with the Securities and Exchange Commission on March 7, 2019 for further detail on the Series A Redeemable Convertible Preferred Stock.
10. Income Taxes
We are required to compute income tax expense in each jurisdiction in which it operates. This process requires us to project its current tax liability and estimate its deferred tax assets and liabilities, including net operating loss (NOL) and tax credit carry-forwards. In assessing the ability to realize the net deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized.
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
In the first quarter of 2019, we made the decision to implement additional screening on individual caregivers seeking jobs through our U.S. consumer marketplace with improvements to be rolled out by the end of the year. We also made the decision to explore other safety initiatives. These safety enhancements represent significant new investments for us that we expect to have an adverse effect on our profitability in fiscal 2019. The effect will be most pronounced in the United States where, based on our current forecasts, we expect to incur a modest pre-tax loss in fiscal 2019, with a return to profitability in fiscal 2020. Using this information, we updated our assessment and considered the positive and negative evidence. We determined that the positive evidence consisting of our cumulative three-year history of profits and future projections which indicate we will remain in a three-year cumulative income position in fiscal 2019 and future years outweighs the negative evidence consisting of pre-tax losses in fiscal 2015 and prior and the challenges to U.S. profitability in 2019 as a result of the factors noted above. In addition, we considered that our U.S. NOL carryforwards do not begin to expire in a material manner until 2028. Therefore, we concluded that it remains more likely than not our deferred taxes will ultimately be realized. If in future periods our profitability is further materially affected by decisions to make additional investments or incur additional costs, or our revenue growth is affected by the factors noted in Note 1 “Certain Significant Risks and Uncertainties”or other factors, it may result in a need to record valuation allowances and such result would likely be material to our reported results of operations.
We recorded an income tax benefit of $1.0 million and $0.7 million for the three months ended March 30, 2019 and March 31, 2018. The tax benefit recorded for the three months ended March 30, 2019 primarily relates to excess tax benefits recorded from the taxable compensation on share-based awards which are recorded discretely each quarter.
The tax benefit recorded for the three months ended March 31, 2018 primarily related to the excess tax benefits from the taxable compensation on share-based awards, partially offset by tax expense pertaining to amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there was no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
11. Segment and Geographical Information
We consider operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the chief executive officer “CEO”. Our CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. For the periods presented we have concluded that we have a single operating and reportable segment.

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
United States	$48,657	$42,537
International	4,679	4,788
Total revenue	$53,336	$47,325

	Three Months Ended
	March 30, 2019	March 31, 2018
	(As a percentage of revenue)
United States	91%	90%
International	9%	10%
Total revenue	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
12. Restructuring Charges and Right of Use Asset Impairments
During the quarter ended September 30, 2017, we ceased use of 25,812 square feet of our 108,743 square foot headquarters facility in Waltham, Massachusetts. We recorded a lease obligation charge of $3.1 million. The lease obligation charge comprised of restructuring expense, including sublease income and construction costs, net of deferred rent liabilities of $2.6 million. Additionally, we wrote off $0.5 million of leasehold improvements related to the space. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The initial restructuring charge was recorded as restructuring expense in the consolidated statements of operations for the three and nine months ended September 30, 2017. In the first quarter of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space. This resulted in an additional $0.5 million of restructuring charges in the first quarter of fiscal 2018. During the three months ended September 29, 2018, we again updated our estimate for the expected time it will take to obtain a subtenant for the remainder of the cease use space, resulting in an additional $0.1 million of restructuring charges in the third quarter of fiscal 2018. Upon adoption of ASC 842, we reclassified the restructuring liability from liabilities to a reduction of the right of use asset associated with the lease. Additionally, during the three months ended March 30, 2019, we again updated our assumptions, as we had signed a sublease agreement for the remaining portion of the ceased use space, resulting in an additional $0.2 million of charges in the first quarter of fiscal 2019.

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

13. Other Income (Expense), net
Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Interest income	$346	$140
Interest expense	(11)	(3)
(Loss) gain on foreign exchange	(66)	426
Other expense, net	—	(1)
Total other income, net	$269	$562
14. Related Party Transactions

We had the following transactions with related parties as of and during the three months ended March 30, 2019 and March 31, 2018:
CapitalG LP
On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 9. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all related affiliates of Alphabet Inc. are considered to be related parties. We had the following transactions with Alphabet Inc. and its affiliates during the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue	$946	$637
Selling and marketing expense	$3,221	$3,036
We had the following transactions with Alphabet Inc. and its affiliates as of March 30, 2019 and December 29, 2018 (in thousands):

	Period Ended
	March 30, 2019	December 29, 2018
Accounts receivable	$822	$421
Unbilled accounts receivable	$255	$680
Accounts payable	$—	$530
Accrued expense	$1,031	$403
Deferred revenue	$172	$1
15. Leases
On December 30, 2018, we adopted ASU No. 2016-02 - Leases (ASC 842) using the modified retrospective method. We chose to apply the transition provisions as of the period of adoption. Results for reporting periods beginning on or after December 30, 2018 are presented under ASC 842 while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 840.
Adoption of the new standard resulted in the recording of $20.8 million of operating lease right of use assets, $4.3 million of short-term operating lease liabilities, and $23.5 million of long-term operating lease liabilities. The difference between the operating lease liabilities and operating right of use assets is associated with existing deferred rent under ASC 840 and existing restructuring

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

liabilities under ASC 420, which we removed from our balance sheet upon the adoption of ASC 842. The following table summarizes the amount by which each financial statement line item was affected in the current reporting period due to the adoption of ASC 842 as compared with the guidance that was in effect before the change (in thousands):

	December 29, 2018	ASC 842 Adjustment	December 30, 2018
Assets
Operating lease right of use assets, net	—	20,832	20,832
Total assets	$268,067	$20,832	$288,899

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Accrued expenses and other current liabilities *	20,463	(1,071)	19,392
Current operating lease liabilities	—	4,268	4,268
Total current liabilities	45,603	3,197	48,800
Other non-current liabilities *	6,806	(5,818)	988
Non-current operating lease liabilities	—	23,453	23,453
Total liabilities	52,847	20,832	73,679
Stockholders' equity
Total stockholders' equity	162,213	—	162,213
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$268,067	$20,832	$288,899

* Accrued expense and other current liabilities and other non-current liabilities represents lease restructuring charges and deferred rent reflected as reductions in operating lease right of use assets, net.

We consider a lease to be a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. We lease office spaces in various locations throughout the United States and Europe. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
For these lease agreements, we have elected the practical expedient to not separate non-lease and lease components and instead to account for them as a single lease component.
Some leases include an option to renew, with renewal terms that can extend the lease term from one to ten years. The exercise of lease renewal options is at our sole discretion. None of these options to renew are recognized as part of our right-to-use asset or lease liability as of March 30, 2019, as renewal was determined to not be reasonably assured. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
One of our leases includes variable lease payment based on an index rate, which is included in the lease liability using the index rate as of the lease commencement date. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, because we elected the practical expedient to not separate non-lease and lease components and instead account for them as a single lease component, our operating leases costs include variable lease costs associated with common area maintenance, insurance and real estate taxes.
We sublease certain real estate to third parties. Our subleases are primarily attributable to our headquarters office space in Waltham, Massachusetts. There are no variable lease payments or options to extend the subleases, nor do they contain any material residual value guarantees or material restrictive covenants.
As most of our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at the adoption or commencement date, in determining the present value of lease payments.
The table below summarizes our lease costs as well as sublease income for the three months ended March 30, 2019 (in thousands):

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 30, 2019
(unaudited)

		Three Months Ended
		March 30, 2019
Lease Costs	Statement of Operations Classification
Operating lease costs (1)	General and administrative	$1,079
Variable lease costs - operating leases	General and administrative	334
Sublease income	General and administrative	(162)
Total lease costs		$1,251

(1) Operating lease costs include short-term leases, which is immaterial.
The table below summarizes the maturity of our lease liabilities as of March 30, 2019 (in thousands):

Year	Operating Leases
2019 remaining	$4,441
2020	$6,143
2021	$6,121
2022	$5,519
2023	$5,105
Thereafter	$5,161
Total lease payments	$32,490
Less: Discount to lease payments	(4,706)
Present value of lease liabilities	$27,784
The table below summarizes the weighted-average remaining lease term (in years) and the weighted-average incremental borrowing rate (in percentages):

Lease Term and Discount Rates	March 30, 2019
Weighted average remaining lease term
Operating leases	5.4
Weighted average incremental borrowing rate
Operating leases	5.7%
Supplemental cash flow information related to operating leases for the three months ended March 30, 2019 are as follows (in thousands):

Three Months Ended
March 30, 2019
Cash payments of amounts included in lease liabilities
Operating leases	$(1,385)
Right of use assets obtained in exchange for new lease obligations
Operating leases	$1,057

See accompanying notes to the condensed consolidated financial statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed on March 7, 2019. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from our expectations.
Overview
We are the world’s largest online marketplace for finding and managing family care. We have more than 32.9 million members, including 19.1 million families and 13.9 million caregivers, spanning over 20 countries. We help families address their particular lifecycle of care needs, which may include child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced steady growth in revenue and members. Our members increased to 32.9 million as of March 30, 2019 from 28.4 million as of March 31, 2018, representing an annual growth rate of approximately 16%. Our revenue has increased to $53.3 million for the three months ended March 30, 2019 from $47.3 million for the three months ended March 31, 2018. However, we experienced a decline in income from $2.7 million in the three months ended March 31, 2018, to a net loss of $1.0 million for the three months ended March 30, 2019.
Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per paying family - U.S. Consumer Business):

	As of
	March 30, 2019	March 31, 2018
Total members	32,944	28,420
Total families	19,062	16,195
Total caregivers	13,882	12,225
Paying families - U.S. Consumer Business	350	318
Monthly average revenue per paying family - U.S. Consumer Business	$40	$40
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested enough in them to have registered. Our total members increased 16% as of March 30, 2019, compared to March 31, 2018.

See accompanying notes to the condensed consolidated financial statements

Total Families. We define total families as the number of paying families and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Total families also includes subscribers of our Care.com HomePay service. Our total families increased 18% as of March 30, 2019, compared to March 31, 2018.
Total Caregivers. We define total caregivers as the number of caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007. Our total caregivers increased 14% as of March 30, 2019, compared to March 31, 2018.
Paying Families - U.S. Consumer Business. We define paying families - U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 10% as of March 30, 2019, compared to March 31, 2018.
Monthly Average Revenue per Paying Family - U.S. Consumer Business. We define monthly average revenue per paying family, or MARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe MARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families, while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business MARPPF as of March 30, 2019 remained consistent with the MARPPF as of March 31, 2018.
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
• adjusted EBITDA does not reflect costs related to mergers and acquisitions;

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
Because of these limitations, you should consider adjusted EBITDA alongside our GAAP financial results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

See accompanying notes to the condensed consolidated financial statements

	Three Months Ended
	March 30, 2019	March 31, 2018
Net (loss) income	$(1,028)	$2,697

Federal, state and franchise taxes	(859)	(439)
Other income, net	(269)	(562)
Depreciation and amortization	739	463
EBITDA	(1,417)	2,159

Stock-based compensation	4,054	3,712
Merger and acquisition related costs	1,436	176
Restructuring related costs	231	462
Litigation related costs	21	—
Software implementation costs	8	153
Severance related costs	—	67
Adjusted EBITDA	$4,333	$6,729
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
• Income taxes; and
• Amortization and impairment of intangible assets.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed on March 7, 2019 with the exception of the adoption of the Financial Accounting Standards Board’s Accounting Standard Update 2016-02, “Leases (Topic 842)” in the first quarter of fiscal 2019. Please refer to Note 15 of the notes to the condensed consolidated financial statements for further detail.
Recently Issued and Adopted Accounting Pronouncements
For information on recent accounting pronouncements, see Note 1 “Recently Issued and Adopted Accounting Pronouncements” in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

See accompanying notes to the condensed consolidated financial statements

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended
	March 30, 2019	March 31, 2018

Revenue	$53,336	$47,325
Cost of revenue	13,802	9,443
Operating expenses:
Selling and marketing	18,604	16,857
Research and development	11,224	8,288
General and administrative	11,308	10,467
Depreciation and amortization	447	418
Restructuring and right of use asset impairment charges	231	462
Total operating expenses	41,814	36,492
Operating (loss) income	(2,280)	1,390
Other income, net	269	562
(Loss) income before income taxes	(2,011)	1,952
Benefit from income taxes	(983)	(745)
Net (loss) income	(1,028)	2,697
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(718)	(680)
Net loss (income) attributable to Series A Redeemable Convertible Preferred Stock	—	(276)
Net (loss) income attributable to common stockholders	$(1,746)	$1,741

Net (loss) income per share attributable to common stockholders (Basic):	$(0.05)	$0.06
Net (loss) income per share attributable to common stockholders (Diluted):	$(0.05)	$0.05

Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	32,209	30,551
Diluted	32,209	33,344
Stock-based compensation included in the results of operations data above was as follows (in thousands):

See accompanying notes to the condensed consolidated financial statements

	Three Months Ended
	March 30, 2019	March 31, 2018

Cost of revenue	$98	$64
Selling and marketing	635	474
Research and development	1,416	809
General and administrative	1,905	2,365
Total stock-based compensation	$4,054	$3,712
The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue	100%	100%
Cost of revenue	26%	20%
Operating expenses:
Selling and marketing	35%	36%
Research and development	21%	18%
General and administrative	21%	22%
Depreciation and amortization	1%	1%
Restructuring and right of use asset impairment charges	—%	1%
Total operating expenses	78%	77%
Operating (loss) income	(4)%	3%
Other income, net	1%	1%
(Loss) income before income taxes	(4)%	4%
Benefit from income taxes	(2)%	(2)%
Net (loss) income	(2)%	6%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1)%	(1)%
Net loss (income) attributable to Series A Redeemable Convertible Preferred Stock	—%	(1)%
Net (loss) income attributable to common stockholders	(3)%	4%
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

See accompanying notes to the condensed consolidated financial statements

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

	Three Months Ended		Period-to-Period Change
	March 30, 2019	March 31, 2018	$ Change	% Change
	(in thousands, except percentages)
Revenue	$53,336	$47,325	$6,011	13%
Comparison of the Three Months Ended March 30, 2019 and March 31, 2018
The change was primarily attributed to an increase of $3.1 million in our consumer matching solutions business, principally related to a higher number of paying families and caregivers. Additionally, there was an increase of $2.0 million in Care@Work, and an increase of $0.6 million in our consumer payment solutions business.
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

	Three Months Ended		Period-to-Period Change
	March 30, 2019	March 31, 2018	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$13,802	$9,443	$4,359	46%
Percentage of revenue	26%	20%
Comparison of the Three Months Ended March 30, 2019 and March 31, 2018
The change was related to increases in compensation-related costs of $2.1 million, member servicing and background check screening fees of $1.2 million and credit card fees of $0.6 million.

See accompanying notes to the condensed consolidated financial statements

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

	Three Months Ended		Period-to-Period Change
	March 30, 2019	March 31, 2018	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$18,604	$16,857	$1,747	10%
Percentage of revenue	35%	36%
Comparison of the Three Months Ended March 30, 2019 and March 31, 2018
The change was primarily attributed to increases in both acquisition marketing expense of $0.9 million and compensation-related costs of $0.8 million.
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

	Three Months Ended		Period-to-Period Change
	March 30, 2019	March 31, 2018	$ Change	% Change
	(in thousands, except percentages)
Research and development	$11,224	$8,288	$2,936	35%
Percentage of revenue	21%	18%
Comparison of the Three Months Ended March 30, 2019 and March 31, 2018
The change was primarily related to an increase in compensation-related costs of $2.9 million.
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

	Three Months Ended		Period-to-Period Change
	March 30, 2019	March 31, 2018	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$11,308	$10,467	$841	8%
Percentage of revenue	21%	22%
Comparison of the Three Months Ended March 30, 2019 and March 31, 2018
The change was related to higher compensation related costs of $0.2 million. Additionally, there were increases in consulting resources for professional services expense, third-party advisors expense and IT-related expense of $0.2 million, $0.2 million and $0.2 million, respectively.

See accompanying notes to the condensed consolidated financial statements

Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. Overall, we expect that depreciation and amortization expenses will decrease as a percentage of revenue.

	Three Months Ended		Period-to-Period Change
	March 30, 2019	March 31, 2018	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$447	$418	$29	7%
Percentage of revenue	1%	1%
Comparison of the Three Months Ended March 30, 2019 and March 31, 2018
The change was primarily attributed to new amortization associated with the acquisitions made during fiscal 2018. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $6.5 million.
Restructuring and Right of Use Asset Impairment Charges

	Three Months Ended		Period-to-Period Change
	March 30, 2019	March 31, 2018	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$231	$462	$(231)	(50)%
Percentage of revenue	—%	1%
Comparison of Three Months Ended March 30, 2019 and March 31, 2018
In the first quarter of fiscal 2018, we updated our assumptions associated with our third quarter 2017 restructuring event, as we had signed a sublease agreement for a portion of the ceased use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space. This resulted in an additional $0.5 million of restructuring charges in the first quarter of fiscal 2018. Additionally, during the three months ended March 30, 2019, we again updated our assumptions, as we had signed a sublease agreement for the remaining portion of the ceased use space, resulting in an additional $0.2 million of right of use asset impairment charges in the first quarter of fiscal 2019.
Other Income, net
Other income, net, consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change
	March 30, 2019	March 31, 2018	$ Change	% Change

Other income, net	$269	$562	$(293)	(52)%
Percentage of revenue	1%	1%
Comparison of the Three Months Ended March 30, 2019 and March 31, 2018
The change was primarily driven by the unfavorable movement of foreign exchange rates, primarily due to the strengthening of the US dollar against the Euro and British Pound Sterling during the three months ended March 30, 2019 compared to the three months ended March 31, 2018.
Benefit from Income Taxes
Benefit from income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

See accompanying notes to the condensed consolidated financial statements

	Three Months Ended		Period-to-Period Change
	March 30, 2019	March 31, 2018	$ Change	% Change
	(in thousands, except percentages)
Benefit from income taxes	$(983)	$(745)	$(238)	32%
Percentage of revenue	(2)%	(2)%
Comparison of the Three Months Ended March 30, 2019 and March 31, 2018
The tax benefit recorded for the three months ended March 30, 2019 primarily relates to excess tax benefits recorded from the taxable compensation on share-based awards.
The tax benefit recorded for the three months ended March 31, 2018 primarily related to the excess tax benefits from the taxable compensation on share-based awards, partially offset by tax expense pertaining to amortization of goodwill associated with the acquisition of Care.com HomePay for tax purposes, for which there was no corresponding book deduction, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flow provided by (used in):
Operating activities	$3,993	$9,441
Investing activities	(7,720)	(5,243)
Financing activities	530	868
Effect of exchange rates on cash and restricted cash balances	50	91
(Decrease) Increase in cash and cash equivalents and restricted cash	$(3,147)	$5,157
As of March 30, 2019, we had cash and cash equivalents and short-term investments of $125.1 million, which consisted of $90.0 million in cash and cash equivalents and $35.1 million in short-term investments. Cash and cash equivalents and short-term investments consist of cash, certificates of deposit, and money market funds. Cash held internationally as of March 30, 2019 was $11.8 million. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity, and our positive cash flows from operations. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Three Months Ended March 30, 2019
Cash from operating activities provided $4.0 million during the three months ended March 30, 2019. This amount resulted from a net loss of $1.0 million, adjusted for non-cash items of $3.9 million, and a net $1.1 million source of cash due to changes in working capital accounts.
Non-cash expenses within net loss consisted primarily of $4.1 million for stock-based compensation and $0.7 million of depreciation and amortization expense. This was partially offset by $1.1 million of deferred taxes.

See accompanying notes to the condensed consolidated financial statements

Increases in operating liabilities and operating assets resulted in a net source of $1.1 million of cash within operating activities. The increase of cash within operating activities was primarily due to an increase of deferred revenue, of $6.6 million. This was partially offset by increases in prepaid expenses and other current assets and accounts receivable of $2.3 million and $2.1 million, and a decrease in accounts payable of $1.7 million.
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
Investing Activities
Three Months Ended March 30, 2019
Cash used in investing activities totaled $7.7 million, which was primarily related to the acquisition of Filios, Inc. of $7.5 million and purchases of property, equipment and software of $0.2 million.
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
Financing Activities
Three Months Ended March 30, 2019
Cash provided by financing activities totaled $0.5 million, which primarily attributed to the exercise of common stock options of $1.3 million, off-set by payments for contingent consideration of $0.7 million.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, in the three months ended March 30, 2019 and March 31, 2018.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and contingent acquisition consideration. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018, except as set forth below.
In the second quarter of 2019, we entered into a 5-year lease for an office facility in the San Francisco Bay Area. The lease will commence in the second quarter of 2019, and we will pay an aggregate of approximately $5.3 million over the lease term.

See accompanying notes to the condensed consolidated financial statements

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot reliably forecast. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at March 30, 2019 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of March 30, 2019 or March 31, 2018. Under our current investment policy, we are permitted to invest our excess cash only in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See accompanying notes to the condensed consolidated financial statements

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In March 2016, we learned of an investigation by the Marin County, California District Attorney’s Office regarding the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website. In September 2016, we learned of an investigation by the San Francisco County, California District Attorney’s Office regarding the accuracy and clarity of our disclosures about the sex offender registry search available to consumers through our website. In 2017, the District Attorneys’ Offices proposed a joint settlement that would include a payment by us of approximately $4.9 million to resolve both investigations. We are in discussions with the District Attorneys’ Offices regarding the proposed settlement and continue to cooperate with the investigations. We have determined that it is probable that we will incur a loss in connection with these matters and have accrued an amount based on the low end of the range of our reasonable estimate of this loss.
In addition, on April 3, 2019, a complaint was filed against the Company and two of our officers, Sheila Lirio Marcelo, our chief executive officer, and Michael Echenberg, our chief financial officer, in the U.S. District Court for the District of Massachusetts. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from March 27, 2015 to April 1, 2019, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, related to the Company’s disclosures about the screening of certain member information for criminal or other inappropriate inactivity. The complaint seeks compensatory and punitive damages, fees, interest, costs and other appropriate relief. Plaintiffs currently have until June 3, 2019 to petition for Lead Plaintiff status. The parties have agreed to defer Care.com’s response until after a lead plaintiff has been appointed and an amended complaint has been filed. The Company is unable to predict the ultimate outcome of this litigation, and therefore cannot estimate possible losses or ranges of losses, if any.
We also are currently involved in other pending regulatory and government inquiries and investigations and legal proceedings in the ordinary course of our business. Although the results of these matters cannot be predicted with certainty, we do not believe they will have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 1A.    RISK FACTORS
Risks Related to Our Business
We may not maintain our current rate of revenue growth.
Our revenues have grown steadily, increasing to $53.3 million in the three months ended March 30, 2019 from $47.3 million in the three months ended March 31, 2018, representing a growth rate of 13%. Our continued revenue growth and the rate of our revenue growth depend largely on our ability to effectively and efficiently grow our membership, increase the number of families who pay for our products and services, increase the average revenue per paying families and lengthen the time period existing and new families continue to pay for our products and services. We cannot assure you that we will be successful in continuing to expand our paying family base at historical rates, or at all. In addition, our revenue growth rate may decline if we are not able to increase the number of paying families while managing our acquisition costs within our targeted return on investment range or if we are unsuccessful in cross-selling new and existing products and services to our members, such as our consumer payments solutions, or in continuing to develop and innovate with new products, services and solutions that members consider valuable, such as our mobile solutions. Furthermore, our revenue growth rate may decline if we are unable to expand our Care@Work client basis.
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

See accompanying notes to the condensed consolidated financial statements

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
The market for accessing family care online is rapidly evolving and has not yet reached widespread adoption, making it difficult for us to predict our future operating results. Our business and prospects may be significantly affected by the risks and difficulties we may encounter in this rapidly evolving market. These risks and difficulties include those described in this Quarterly Report on Form 10-Q and our ability to, among other things:
•attract and retain members and maintain an appropriate family to caregiver ratio of active members;
•encourage paying families to stay longer and return as paying families sooner after their paid membership lapses;

•	cross-sell our products and services to our new and existing members;

•	continue to develop and diversify our product offerings for members;

•	innovate more quickly than our competition to maintain and expand our position as a market leader;

•	anticipate and react to changes in technology such as the shift from personal computers to mobile devices;
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

See accompanying notes to the condensed consolidated financial statements

If the revenue generated by paying families differs significantly from our expectations, or if our membership acquisition costs differ significantly from our expectations, we may not be able to recover our membership acquisition costs or generate profits from these investments.
We had $18.6 million in sales and marketing expenses in the three months ended March 30, 2019 and $16.9 million in sales and marketing expenses in the three months ended March 31, 2018. While we intend to further leverage unpaid marketing channels, we expect to continue to make significant investments to acquire additional members, including advertising through television, online, social media and other advertising campaigns. Our decisions regarding these investments are based on our anticipated marketing cost to acquire each additional paying family, the success of our unpaid marketing initiatives, and our analysis of the revenue we believe we can generate per paying family over the expected lifetime of such membership.
In addition, most of our paying families are currently enrolled in monthly memberships, and in the three months ended March 30, 2019 the average total paid membership length for our consumer matching solutions was approximately 11.3 months. As a result, to maintain our revenue we must continually replace paying families who allow their membership to lapse with new paying families either by converting existing non-paying families or by attracting new paying families to our service. Our anticipated member acquisition costs and our analysis of the revenue that we expect new paying families to generate over the life of the membership depends upon estimates and assumptions regarding, among other things, paid membership lengths and renewal rates, conversion rates of existing families to paying families, future membership fees and our success in cross-selling existing and new products and services to members.
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
We have a significant accumulated deficit and may have operating losses as we continue to grow our business.
We experienced net losses of $1.0 million for the three months ended March 30, 2019 compared with net income of $2.7 million for the three months ended March 31, 2018. Although we had net income for the three months ended March 31, 2018 and positive adjusted EBITDA for both the three months ended March 30, 2019 and March 31, 2018, there is no assurance that this will continue into the future. We expect our operating expenses to increase over the next several years, which may diminish our profitability or lead to losses in the future. In particular, we intend to make substantial investments to expand the breadth and depth of the preliminary screening procedures we apply to individual caregivers who use our consumer matching services, and in marketing to acquire new, paying members. We also intend to hire additional personnel in safety, product, operations, sales and other areas of our business and to introduce new products, services and features, each of which will increase our expenses with no assurance that we will generate sufficient revenue to maintain positive net income. If we are unable to maintain profitability, we may adjust our strategic focus and investments, which could have a negative effect on our results of operations or our assessment that it is more likely than not that our deferred tax assets related to historic net operating losses will be realized.
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
The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. In the three months ended March 30, 2019, we had an average of over 9.2 million unique visitors to our platform each

See accompanying notes to the condensed consolidated financial statements month, 68% of whom visited our site from mobile devices. Throughout fiscal 2019, we expect the percentage of visitors from mobile devices to increase. If the mobile solutions we have developed do not continue to meet the needs of prospective members or current members, they may not register for our services, they may not become paying members of our services and/or they may reduce their usage of our services and our business could suffer. Additionally, we are dependent on the interoperability of Care.com with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products, prevent our ability to promote our services, or impact how we monetize our services could adversely affect our revenue or operating results.
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
The strength of our brand is essential to our business. Member awareness, and the perceived value, of our brand depends largely on the success of our marketing efforts and the ability of our members to have a consistent, high-quality experience with our service. As a result, we must ensure that our new and existing members are satisfied with our products and services. Negative publicity, complaints or negative views regarding our products or services, irrespective of their validity, could diminish members’ and prospective members’ confidence in and the use of our platform and adversely impact our brand. For example, we have in the past been, and may in the future be, the subject of media reports that cast our business practices or the products and services we provide in a negative light. We have also been the subject of media reports that have criticized our ability to detect and remove bad actors from our site. There have also been news reports of alleged criminal conduct by members who may have met their alleged victims through our site, including sexual abuse and conduct resulting in death. In some cases lawsuits have been filed against Care.com relating to such conduct. In addition, in recent years there has been an increase in fraud perpetrated against caregivers who seek employment opportunities on sites such as ours, and Care.com has been featured in news reports regarding these scams. Regardless of the accuracy of these reports, the validity of their claims or our response, such reports may have the effect of undermining confidence in our brand or increasing the perceived risk of using our services, which could affect our ability to attract and retain paying members and, as a result, negatively impact our results of operations. Even if the effect of such reports on our results of operations is limited, the perception that they could negatively impact our business could cause a decline in the price of our stock disproportionate to the actual harm caused.
Our Care@Work clients may be particularly sensitive to the brands with which their businesses are associated. As a result, harm to our brand, including as a result of events or publicity unrelated to our Care@Work business, may make it more difficult for us to attract new Care@Work clients and keep existing ones.
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
Furthermore, an adverse, public event resulting from the actions of a caregiver on a competitor’s platform could increase the perceived risk of seeking care or employment through an online platform, and cause our members or prospective members to lose confidence in our services. Such an event could result in harm to our brand even if the caregiver has no relationship with our platform, and as a result could adversely affect our business.
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

See accompanying notes to the condensed consolidated financial statements

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
We recently announced additional investments in our business that may increase our operating expenses and adversely affect our results of operations.
We plan to make additional investments in our business that may adversely affect our operating expenses and results of operations. For example, we intend to expand the breadth and the depth of our preliminary screening of individual caregivers in our U.S. consumer marketplace, including by running expanded criminal background checks. Expanding caregiver screening across our consumer matching platform will increase our costs and could cause a material reduction of our operating margins. As a result, to maintain or increase the profitability of our consumer matching services we must increase the revenue we receive from families who use these services, and there is no guarantee we will be able to do so. We rely on our consumer matching services to generate a substantial majority of our total revenues. If we are unable to maintain the profitability of our consumer matching services, our results of operations will be harmed, and our stock price may decline.
We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We seek to continually enhance our members’ experience with our products and services with the objective of maximizing our long-term financial performance. As a result, we frequently make product and investment decisions that may not prioritize our short-term results. For example, we intend to make substantial investments to expand the breadth and depth of the preliminary screening procedures that apply to individual caregivers on our U.S. consumer matching platform. Even though we believe that these enhancements will improve the quality of our platform, in the short term, they will increase our costs and may have the effect of reducing or eliminating our operating margins and profitability, thereby harming our financial performance. As a result, our investments could have a material adverse effect on our stock price and results of operations in the short term. Because there is no guarantee that they will produce the benefits we expect, we cannot assure that these effects will be temporary or will be reduced or eliminated in the future.
If we fail to adapt our operations to meet the increased legal and operational demands of our Care@Work clients, our brand and results of operations may be negatively impacted.
The significance of our Care@Work offering to commercial clients has grown as we have entered into agreements with large organizations with operations throughout the United States and around the world. Meeting our contractual obligations to such

See accompanying notes to the condensed consolidated financial statements organizations has demanded significant management attention, and has required us to undertake a rapid expansion of the scale and complexity of our Care@Work operations. If we fail to meet our contractual obligations to our Care@Work clients, they may be able to terminate their contracts with us or seek damages, which would have a negative effect on our results of operations. In addition, such failure could result in negative publicity and reputational harm, hurting our brand and making it more difficult for us to keep our current clients and attract new ones. Even if we are successful meeting our obligations under existing contracts with our Care@Work clients, there is no guarantee that such clients will continue their relationships with us through or beyond the initial contractual term. Any termination of a contract by our Care@Work clients would have a negative effect on our results of operations, and could result in negative publicity and reputational harm, hurting our brand and making it more difficult for us to keep our current clients and to engage new clients such that our investments in our Care@Work offering will generate the targeted return.
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
As part of our growth strategy, we intend to grow our Care@Work solutions. Although we have continued to acquire new customers, our growth could be adversely affected if we are unable to acquire new customers at the same rate or volume as we have in the past. Additionally, our growth could be impacted if we are unable to scale our internal enterprise sales team. As our Care@Work solutions grow, we are increasing the scale of our in-home and in-center back-up care network, as well as the operations required to deliver these services, and we will need to continue to do so in the future. We may also need to further differentiate our Care@Work products and services to effectively compete with our competition. If we fail to continue to acquire new customers, scale our internal enterprise sales team and operations, scale our in-home and in-center back-up care network and differentiate our Care@Work products and services, then our growth may be adversely impacted. For more information about risks related to the growth of our Care@Work solutions, see “If we fail to adapt our operations to meet the increased legal and operational demands of our Care@Work clients, our brand and results of operations may be negatively impacted,” above.
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

See accompanying notes to the condensed consolidated financial statements

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
We receive, store and process information from and about our members and website visitors and their devices, as well as information about Care.com HomePay and back-up care users, including name, contact information, and in some cases sensitive personal information, such as credit card numbers, tax return information, bank account numbers, social security numbers, government identifications and other personal information such as criminal background information and information relating to children and vulnerable individuals. In addition, members using our service can allow us to share information, including personal and background information, with other members and with third parties.
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

See accompanying notes to the condensed consolidated financial statements

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
As a data controller under GDPR, we are accountable for third-party data vendors or service providers we engage to process personal data on our behalf. We attempt to address the associated risks by implementing various processes designed to mitigate such risks, which include, without limitation, the performance of vendor security reviews, due diligence and other activities. We also enter into agreements with vendors and service providers that access personal data and, where required under the GDPR, obligate them to only process data according to our instructions and to take sufficient security measures to protect such data. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such data. Any violation of data or security laws by our third-party vendors could have a material adverse effect on our business and result in the fines and penalties outlined above.
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

See accompanying notes to the condensed consolidated financial statements

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
The expansion of our service offerings exposes us to increased litigation risk and costs related to our on-demand caregivers and may create confusion between our various service models.
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
Moreover, with the expansion of service models involving employed and on-demand caregivers, consumers, the media and regulators may inaccurately believe that there is a similar employment relationship between us and the caregivers in our U.S. consumer matching business. Any such confusion could lead to increased risk of litigation and regulatory inquiry, as well as negatively impact our brand.
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

See accompanying notes to the condensed consolidated financial statements

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
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. We will need to continue to evaluate the carrying value of our goodwill and may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined, which could adversely impact our results of operations, prospects and financial position. As of March 30, 2019, our goodwill balance was $73.1 million and our intangible asset balance was $6.8 million, which represented 25% and 2% of total consolidated assets, respectively.

See accompanying notes to the condensed consolidated financial statements

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
We are, and expect in the future to be, subject to litigation and various legal proceedings and/or government investigations, including litigation, proceedings and/or government investigations related to privacy, advertising, other consumer protection laws, contracts, intellectual property, discrimination or other matters and that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations.
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
Our membership growth and engagement rates could be adversely affected if consumers perceive the utility of our marketplace to be limited to finding full-time caregivers for children. Despite the breadth of care needs that can be met through our platform, including after school care, occasional babysitting, senior care, pet care, tutoring and housekeeping, 33% of job postings in the three months ended March 30, 2019 were for full-time child caregivers. If families and caregivers fail to utilize the breadth of the family care and other services available through our marketplace, our membership growth and engagement rates could be negatively impacted, and our business will be harmed.
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

See accompanying notes to the condensed consolidated financial statements

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

See accompanying notes to the condensed consolidated financial statements

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

See accompanying notes to the condensed consolidated financial statements

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
Beyond information security and data privacy, we are subject to U.S. federal, state, local and foreign consumer protection laws and regulations that affect, and in many cases restrict, the manner in which we are permitted to operate. Our compliance with these laws and regulations is monitored by governmental authorities, many of which have the power to launch investigations, or to cause legal proceedings to be commenced against us. For example, we offer members a paid subscription service that auto-renews until downgraded to a non-paying membership. Many states have enacted laws specific to auto-renewing contracts and other states are considering such laws. Among other things, these laws may require specific notifications to or consents from consumers prior to and/or after a consumer agrees to an auto-renewing contract, including reminder notifications prior to a subscription renewing, and may specify the manner in which such notifications are given. Compliance with these laws and regulations may be onerous and expensive, and variations and inconsistencies among jurisdictions in their scope and interpretation may further increase the cost of compliance and litigation risk. We have been, and from time to time may become, subject to legal proceedings and/or government investigations relating to our compliance with state auto-renewing contract laws. Complying with investigations can subject us to increased costs and adverse publicity even if no violations are found. Violation of a state auto-renew law can result in civil penalties and in many instances renders the contract unenforceable, which could result in a refund of all fees paid under the contract. Likewise, we are subject to laws and regulations regarding unfair or deceptive trade practices. These laws and regulations can be interpreted to apply to content on our website, communications we make to our members and marketing materials we place with third parties or transmit to prospective or current members. We have been and are currently subject to regulatory investigations in connection with our auto-renew practices and compliance with unfair and deceptive trade practices laws. For more information about investigations related to our auto-renew practices, see Item 3 “Legal Proceedings.” The penalties, fees and expenses we incur in these investigations could be significant, either individually or in the aggregate. Changes to our practices in these or other areas that are required by law or as a result of investigations, or that we deem are advisable in light of the business and regulatory environments in which we operate, may have a negative effect on our results of operations.

See accompanying notes to the condensed consolidated financial statements

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
We offer members a paid subscription service that auto-renews until downgraded to a non-paying membership. Many states have enacted laws specific to auto-renewing contracts and other states are considering such laws. Among other things, these laws may require specific notifications to or consents from consumers prior to and/or after a consumer agrees to an auto-renewing contract, including reminder notifications prior to a subscription renewing, and may specify the manner in which such notifications are given. Governmental investigations in connection with these laws can result in increased legal fees and settlements that require the payment of fines, changes to our business practices, or both. Violations of a state auto-renew laws can result in civil penalties and in many instances render the contract unenforceable, which could result in a refund of all fees paid under the contract. We have been and are subject to regulatory investigations in connection with our auto-renew practices. For example, the Marin County District Attorney’s Office is conducting an investigation related to the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website. Any changes to our auto-renew practices that are required in connection with these investigations, that are required by law or that we deem are necessary or appropriate in light of the business and regulatory environments in which we operate may have a negative effect on our results of operations.
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

See accompanying notes to the condensed consolidated financial statements

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
We offer families the ability to purchase and view through our marketplace background checks, including criminal background checks, of caregivers they are interesting in hiring, subject to the caregivers’ consent, and we expect to begin running expanded criminal background checks on caregivers seeking jobs via the U.S. consumer matching services as part of our preliminary caregiver screening procedures. We contract with third-agencies that we believe are reputable to offer a variety of background checks that range in cost and comprehensiveness. For various reasons, including federal and state law limitations, state and county criminal record reporting system limitations, and human and electronic misstatements or errors, even the most comprehensive background check offered may not disclose the existence of all criminal records in all jurisdictions. These checks are performed with the consent of the person being checked, using information he or she provides, such as home address, social security number, date of birth, and name. If a member provides incorrect information, the check might be run with inaccurate identifying data, which can impact the validity of the criminal check. Finally, criminal records are not always reported accurately or promptly, and human and electronic error can result in inaccurate or incomplete reporting. Even though we disclose to families that the background checks run during caregiver screenings or that families purchase and/or view through our marketplace are not comprehensive and may not be accurate, up to date or complete, we are and may continue to be subject to lawsuits alleging that background checks offered and viewed through our marketplace failed to completely or accurately disclose the criminal history of a caregiver, which resulted in the family hiring the caregiver and experiencing a loss for which we are responsible. We are, and in the future may be, subject to government investigations and inquiries into whether we failed to adequately describe or disclose the limitations of background checks conducted in connection with our services. The incidence of, and our potential liability and losses in connection with, these lawsuits and investigations may increase as we expand the scope of the screening we conduct as a matter of course on individual caregivers who use our U.S. consumer matching services. Our failure to successfully defend or settle any of these litigations or government proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations. Even if we are able to successfully defend or favorably resolve a litigation, proceeding or investigation, publicity surrounding such litigation, proceeding or investigation could have a negative effect on our reputation and brand, which could harm our business and cause our stock price to fall.
In addition, a significant portion of the information available through our online marketplace, including job postings, caregiver profiles and photographs, is generated by families, caregivers and third parties. We also allow care-related businesses and other third parties to advertise their products and services on our websites and include links to third-party websites. We could be exposed to liability with respect to this information. Members could assert that information concerning them on our website contains errors or omissions and/or seek damages from us for losses incurred if they rely upon incorrect information provided by our members, care-related businesses or others. We could also be subject to claims that the persons posting information on our websites do not have the right to post such information or are infringing the rights of third parties, such as copyrights in photographs and privacy and publicity rights. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we are liable for wrongful actions by the third parties operating those websites. These claims also may be brought under foreign laws that often do not provide the same protections for online services companies that laws in the United States do. We could incur significant costs in investigating and defending against these claims even if they do not result in liability to us.
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

See accompanying notes to the condensed consolidated financial statements

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

See accompanying notes to the condensed consolidated financial statements

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
In the first quarter of 2019, we made the decision to implement additional screening on individual caregivers seeking jobs through the platform with improvements to be rolled out by the end of the year. We also made the decision to explore other safety initiatives that are currently in the works. These meaningful safety enhancements represent significant new investments for us that are expected to have an adverse effect on our profitability in 2019, predominantly in the United States where we expect to incur a modest pre-tax loss based on our current forecast but to return to profitability in 2020. Using this information, we updated our assessment and considered the positive and negative evidence. We determined that the positive evidence consisting of our cumulative three-year history of profits and future projections which indicate we will remain in a three-year cumulative income position in 2019 and future years outweighs the negative evidence consisting of pre-tax losses in 2015 and the challenges to U.S. profitability in 2019 as a result of the factors noted above. In addition, we considered that our U.S. NOL carryforwards and deferred taxes do not begin to expire in a material manner until 2028. Therefore, we concluded that it remains more likely than not our deferred taxes will ultimately be realized.
Changes in our benefit from income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
Our benefit from income taxes is subject to volatility and could be adversely affected by the following:
•changes in the valuation of our deferred tax assets;
•net operating losses;

See accompanying notes to the condensed consolidated financial statements

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
The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, the recently-enacted legislation could create additional operational cost for our Care.com HomePay service and/or adversely affect the tax position of caregivers, which may negatively impact our revenue from that service. This Quarterly Report on Form 10-Q does not discuss any such tax legislation or the manner in which it might affect purchasers or holders of our common stock. We urge current and prospective stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.
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

See accompanying notes to the condensed consolidated financial statements

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
We are currently an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and expect to remain an emerging growth company until the end of our fiscal 2019 fiscal year. We will no longer be an “emerging growth company,” as defined by the JOBS Act as of fiscal 2019 year-end. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In our proxy statement filed with the SEC on April 26, 2019, we did not include all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which the majority of eligible members of the electorate in the U.K. voted to approve the U.K.’s withdrawal from the E.U., commonly referred to as “Brexit” As a result of the referendum, the U.K. government served notice under Article 50 of the Treaty of the European Union on March 29, 2017 to formally initiate a withdrawal process. The U.K and the E.U. have had a two-year period under Article 50 to negotiate the terms of

See accompanying notes to the condensed consolidated financial statements the U.K.’s withdrawal from the E.U. The withdrawal agreement and political declaration that were endorsed at a special meeting of the European Council on November 25, 2018 did not receive the approval of the U.K. Parliament in January 2019. Further discussions are ongoing, although the European Commission has stated that the E.U. will not reopen the withdrawal agreement. Any extension of the negotiation period for withdrawal will require the consent of all 27 remaining member states of the E.U.
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
Shares of our common stock were sold in our initial public offering in January 2014 at a price of $17.00 per share and, from the date our common stock first traded on the New York Stock Exchange through May 3, 2019 our common stock has subsequently traded as high as $29.25 and as low as $4.89. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this ‘‘Risk Factors’’ section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:
•our operating performance and the operating performance of similar companies;
•the overall performance of the equity markets;
•the number of shares of our common stock publicly owned and available for trading;
•threatened or actual litigation;
•changes in laws or regulations relating to our solutions;
•any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

•	the inclusion, exclusion or deletion of our stock from any trading indices, such as the S&P SmallCap 600;
•large volumes of sales of shares of our common stock by existing stockholders; and
•general political and economic conditions.
In addition, the stock market in general, and the market for the stock of technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities, and has been instituted against us. This litigation could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.
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

See accompanying notes to the condensed consolidated financial statements

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

See accompanying notes to the condensed consolidated financial statements

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
CapitalG is owned by Alphabet Inc., a multinational conglomerate whose portfolio encompasses several industries and includes numerous companies, including Google LLC. It is possible that CapitalG’s affiliation with companies such as Google LLC may deter other companies from exploring acquisition opportunities of the company, particularly if those potential acquirers view Google LLC or other companies affiliated with CapitalG as competitors.
CapitalG may exercise influence over us, including through their ability to designate and the ability of the Series A Preferred Stock holders to elect a member of our Board of Directors, and their interests may not always be aligned with the holders of our common stock.
As of March 30, 2019, CapitalG is the beneficial owner of approximately 13.5% of our outstanding common stock, on an as converted basis, making CapitalG our largest stockholder. Moreover, the ongoing payment of in-kind dividends to CapitalG is expected to increase the company’s ownership interest in our company. CapitalG is in the business of making investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders.
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

See accompanying notes to the condensed consolidated financial statements

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

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Executive Severance Agreement, dated March 30, 2018, between the Company and David Krupinski
31.1*#	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101*
The following materials from Care.com’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan

See accompanying notes to the condensed consolidated financial statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARE.COM, INC.

Dated: May 9, 2019	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 9, 2019	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

See accompanying notes to the condensed consolidated financial statements