Form 10-Q
period 2019-06-29
Care.com Inc
filed 2019-08-06
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number: 001-36269

Care.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-578-5879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
77 Fourth Avenue, Fifth Floor Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)
(781) 642-5900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001	CRCM	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of August 1, 2019, there were 32,765,007 shares of the registrant's common stock, $0.001 par value, outstanding.

CARE.COM, INC.
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The following cautionary statements are being made pursuant to the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions thereof. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “could,” “expects,” “may,” “likely,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “probable,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things: our results of operations, financial condition, liquidity and prospects; our revenue, expenses, adjusted EBITDA and other financial metrics; the industries in which we and our partners operate; industry, geographic and demographic trends; our market and leadership position; performance and growth factors; demand for services; seasonality; our competitive strengths and differentiators; our growth strategies and opportunities for expansion, investment, acquisitions and integration; our marketing strategies; our intellectual property; regulatory compliance; changes in headcount; our employee and labor relationships; investments in existing or new lines of business; our ability to attract new members and retain existing members; revenue from our paying members; our ability to attract and retain key employees; our dividend policy; the position of our brand; our investments in our business, including marketing and safety; the outcome of litigation and legal matters and proceedings; depreciation and amortization expense, cash flow and use of cash; our operating and capital expenditures; exchange rates; the impact of the Tax Cuts and Jobs Act of 2017 and adjustments, tax benefits, tax rates, tax audits and settlements; and the impact of new accounting pronouncements.
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
Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

See accompanying notes to the condensed consolidated financial statements

	June 29, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$89,453	$92,432
Short-term investments	35,338	35,099
Accounts receivable (net of allowance of $100 and $100, respectively) (1)	5,036	4,663
Unbilled accounts receivable (2)	6,534	6,394
Prepaid expenses and other current assets	6,759	7,223
Total current assets	143,120	145,811
Property and equipment, net	3,518	3,423
Intangible assets, net	3,506	4,061
Goodwill	68,060	68,176
Other non-current assets	2,986	2,859
Operating lease right of use assets, net	19,323	—
Deferred tax assets	—	43,737
Total assets	$240,513	$268,067

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$461	$3,437
Accrued expenses and other current liabilities (4)	20,297	20,463
Current contingent acquisition consideration	447	1,527
Deferred revenue (5)	24,348	20,176
Current operating lease liabilities	4,699	—
Total current liabilities	50,252	45,603
Non-current contingent acquisition consideration	—	438
Deferred tax liability	2,005	—
Other non-current liabilities	3,829	6,806
Non-current operating lease liabilities	22,079	—
Total liabilities	78,165	52,847
Contingencies (see Note 6)	—	—
Series A Redeemable Convertible Preferred Stock, $0.001 par value - 46 shares designated; 46 shares issued and outstanding at June 29, 2019 and December 29, 2018; at aggregate liquidation and redemption value at June 29, 2019 and December 29, 2018, respectively	54,426	53,007
Stockholders' equity
Preferred Stock: $0.001 par value - authorized 5,000 shares at June 29, 2019 and December 29, 2018, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 32,739 and 32,057 shares issued and outstanding at June 29, 2019 and December 29, 2018, respectively	33	32
Additional paid-in capital	297,899	286,295
Accumulated deficit	(189,955)	(124,122)
Accumulated other comprehensive (loss) income	(55)	8
Total stockholders' equity	107,922	162,213
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$240,513	$268,067
(1) Includes accounts receivable due from related party of $325 and $421 at June 29, 2019 and December 29, 2018, respectively. (Note 14)

See accompanying notes to the condensed consolidated financial statements

(2) Includes unbilled accounts receivable due from related party of $474 and $680 at June 29, 2019 and December 29, 2018, respectively. (Note 14)
(3) Includes accounts payable due to related party of $0 and $530 at June 29, 2019 and December 29, 2018, respectively. (Note 14)
(4) Includes accrued expenses and other current liabilities due to related party of $967 and $403 at June 29, 2019 and December 29, 2018, respectively. (Note 14)
(5) Includes deferred revenue associated with related party of $115 and $1 at June 29, 2019 and December 29, 2018, respectively. (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Revenue (1)	$50,978	$45,966	$104,314	$93,291
Cost of revenue	13,650	9,823	27,452	19,266
Operating expenses:
Selling and marketing (2)	16,951	15,901	35,555	32,758
Research and development	16,922	8,492	28,146	16,780
General and administrative	11,015	11,593	22,323	22,060
Depreciation and amortization	483	411	930	829
Goodwill and intangible asset impairment charge	8,183	—	8,183	—
Restructuring and right of use asset impairment charges	2,758	17	2,989	479
Total operating expenses	56,312	36,414	98,126	72,906
Operating (loss) income	(18,984)	(271)	(21,264)	1,119
Other income (expense), net	407	(768)	676	(206)
(Loss) income before income taxes	(18,577)	(1,039)	(20,588)	913
Provision for (benefit from) income taxes	46,228	(870)	45,245	(1,615)
Net (loss) income	(64,805)	(169)	(65,833)	2,528
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(701)	(665)	(1,419)	(1,345)
Net (income) attributable to Series A Redeemable Convertible Preferred Stock	—	—	—	(163)
Net (loss) income attributable to common stockholders	$(65,506)	$(834)	$(67,252)	$1,020

Net (loss) income per share attributable to common stockholders (Basic):	$(2.01)	$(0.03)	$(2.08)	$0.03
Net (loss) income per share attributable to common stockholders (Diluted):	$(2.01)	$(0.03)	$(2.08)	$0.03

Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	32,537	30,591	32,373	30,792
Diluted	32,537	30,591	32,373	33,486

(1) Includes related party revenue of $876 and $705 for the three months ended June 29, 2019 and June 30, 2018, respectively. Includes related party revenue of $1,822 and $1,342 for the six months ended June 29, 2019 and June 30, 2018, respectively. (Note 14)
(2) Includes related party expenses of $3,243 and $2,617 for the three months ended June 29, 2019 and June 30, 2018, respectively. Includes related party expenses of $6,464 and $5,653 for the six months ended June 29, 2019 and June 30, 2018, respectively. (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Net (loss) income	$(64,805)	$(169)	$(65,833)	$2,528

Other comprehensive income (loss):
Foreign currency translation adjustments	203	(450)	(63)	(250)
Comprehensive (loss) income	$(64,602)	$(619)	$(65,896)	$2,278

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except per share data)
(unaudited)

	Redeemable Convertible Preferred Stock		Stockholders' Equity
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance at December 30, 2017	46	$50,259	30,390	$30	$266,030	$(177,145)	$546	$89,461
Cumulative effect of ASC 606 adoption	—	—	—	—	—	133	—	133
Exercises of stock options	—	—	228	1	1,252	—	—	1,253
Issuance of restricted stock units	—	—	215	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,712	—	—	3,712
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	680	—	—	(680)	—	—	(680)
Foreign currency translation adjustment	—	—	—	—	—	—	200	200
Net income	—	—	—	—	—	2,697	—	2,697
Balance at March 31, 2018	46	50,939	30,833	31	270,314	(174,315)	746	96,776
Exercises of stock options	—	—	249	—	1,943	—	—	1,943
Issuance of restricted stock units	—	—	157	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,988	—	—	4,988
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	665	—	—	(665)	—	—	(665)
Foreign currency translation adjustment	—	—	—	—	—	—	(450)	(450)
Net loss	—	—	—	—	—	(169)	—	(169)
Balance at June 30, 2018	46	$51,604	31,239	$31	$276,580	$(174,484)	$296	$102,423

See accompanying notes to the condensed consolidated financial statements

	Redeemable Convertible Preferred Stock		Stockholders' Equity
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance at December 29, 2018	46	$53,007	32,057	$32	$286,295	$(124,122)	$8	$162,213
Exercises of stock options	—	—	168	—	1,267	—	—	1,267
Issuance of restricted stock units	—	—	201	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,054	—	—	4,054
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	718	—	—	(718)	—	—	(718)
Foreign currency translation adjustment	—	—	—	—	—	—	(266)	(266)
Net loss			—	—	—	(1,028)	—	(1,028)
Balance at March 30, 2019	46	53,725	32,426	32	290,898	(125,150)	(258)	165,522
Exercises of stock options	—	—	124	—	420	—	—	420
Issuance of restricted stock units	—	—	189	1	—	—	—	1
Stock-based compensation	—	—	—	—	7,282	—	—	7,282
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	701	—	—	(701)	—	—	(701)
Foreign currency translation adjustment	—	—	—	—	—	—	203	203
Net loss	—	—	—	—	—	(64,805)	—	(64,805)
Balance at June 29, 2019	46	$54,426	32,739	$33	$297,899	$(189,955)	$(55)	$107,922

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities
Net (loss) income	$(65,833)	$2,528
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	11,336	8,700
Depreciation and amortization	1,527	924
Deferred income taxes	44,908	(1,691)
Contingent consideration expense	—	19
Change in fair value of contingent consideration	116	—
Loss on impairment of goodwill and intangible assets	8,183	142
Foreign currency remeasurement (gain) loss	(4)	478
Disposal of fixed assets	525	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(375)	441
Unbilled accounts receivable	(143)	(241)
Prepaid expenses and other current assets	(1,187)	385
Other non-current assets	(55)	(381)
Operating lease right of use assets and liabilities	565	—
Accounts payable	(2,944)	178
Accrued expenses and other current liabilities	838	(715)
Deferred revenue	4,206	3,086
Payments of contingent consideration in excess of acquisition date fair value	(521)	—
Other non-current liabilities	2,874	780
Net cash provided by operating activities	4,016	14,633

Cash flows from investing activities
Purchases of property and equipment; and software	(1,375)	(399)
Payments for acquisitions, net of cash acquired	(7,472)	(5,309)
Purchase of short-term investment	(15,000)	(15,099)
Sale of short-term investment	15,099	15,000
Payments for security deposits	(76)	—
Net cash used in investing activities	(8,824)	(5,807)

Cash flows from financing activities
Proceeds from exercise of common stock options	1,746	3,192
Payments of contingent consideration	(1,112)	—
Net cash provided by financing activities	634	3,192

Effect of exchange rate changes on cash and cash equivalents	101	(296)
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,073)	11,722

See accompanying notes to the condensed consolidated financial statements

Cash and cash equivalents and restricted cash, beginning of the period	95,284	89,024
Cash and cash equivalents and restricted cash, end of the period	$91,211	$100,746
Cash and cash equivalents, end of the period	89,453	98,455
Restricted Cash (1)	1,758	2,291
Cash and cash equivalents and restricted cash, end of the period	$91,211	$100,746

Supplemental disclosure of cash flow activities
Cash paid for taxes	$427	$429

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$38	$58
Series A Redeemable Convertible Preferred Stock dividend accretion	$1,419	$1,345

(1) As of the six months ended June 29, 2019 $363 and $1,395 was included in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheet, respectively. As of the three months ended June 30, 2018 $532 and $1,759 was included in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheet, respectively.

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Care.com, Inc., a Delaware corporation, was incorporated on October 27, 2006. When used in this report, the terms “we,” “us,” “our,” “Care.com” and the “Company” mean Care.com, Inc. and its consolidated subsidiaries, collectively. We are the world’s largest online marketplace for finding and managing family care. Our consumer matching solutions enable families to connect to caregivers and caregiving services in a reliable and easy way, and our payment solutions enable families to pay caregivers electronically online or via their mobile device and to manage their household payroll and tax matters with Care.com HomePay. In addition, we serve employers by providing access to our platform to employer-sponsored families and we serve care-related businesses – such as day care centers, nanny agencies and home care agencies – that wish to market their services to our care-seeking families and recruit our caregiver members.
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
There have been no material changes in our significant accounting policies for the six months ended June 29, 2019 as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, with the exception of the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update (“ASU”) No. 2016-02, “Leases (Topic 842)” in the first quarter of fiscal 2019. Refer below to “Recently Issued and Adopted Accounting Pronouncements” for further information.
The condensed consolidated balance sheet as of December 29, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP on an annual reporting basis.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, and are not necessarily indicative of the results of operations to be anticipated for fiscal 2019 or any future period.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, after elimination of all intercompany balances and transactions. We have prepared the accompanying financial statements in conformity with GAAP.
Fiscal Year-End
We operate and report using a 52 or 53 week fiscal year ending on the Saturday in December closest and prior to December 31. Accordingly, our fiscal quarters end on the Saturday that falls closest to the last day of the third month of each quarter. Both fiscal 2019 and 2018 are reported using a 52 week fiscal year.
In the second quarter of fiscal 2019, our the Board of Directors approved a resolution to change the Company’s fiscal year from a 52 or 53 week fiscal year to a calendar year. Accordingly, our current fiscal year will be extended from December 28, 2019 to December 31, 2019, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning June 30, 2019, the first day of our third quarter, our quarterly results will be for the three month periods ending March 31, June 30, September 30 and December 31.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

Subsequent Events Consideration
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required.
Chief Executive Officer to be Named Executive Chairwoman
On August 6, 2019, it was announced that our Founder, Chairwoman and Chief Executive Officer (“CEO”) Sheila Lirio Marcelo will become Executive Chairwoman of Care.com.  A search will begin for a new CEO and Ms. Marcelo will help in the Board’s search process.  Ms. Marcelo will continue with her current responsibilities until her successor is named, after which she will assume the Executive Chairwoman role. We expect that there will be updated compensation benefits as a result of this transition, and such compensation benefits will be accounted for in future periods.
Leases
In the second quarter of 2019, we signed an agreement for a 5-year lease for an office facility in the San Francisco Bay Area. The lease space was delivered for our use in the third quarter of 2019, and we will pay an aggregate of approximately $5.3 million over the lease term.
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
We elected the Practical Expedient Package (Accounting Standards Codification (“ASC”) 842-10-65-1) permitted under the transition guidance within the new standard, which among other things allowed us to carry forward the historical lease classification. Refer to Note 15 “Leases” for the adoption impact to our condensed consolidated balance sheet. The difference between the operating lease liabilities and operating right of use assets is associated with accrued rent payments under ASC 840 and right of use asset impairments related to restructuring activities completed prior to the adoption date associated with our ceased use of certain office space subject to operating leases.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which requires that a customer in a cloud computing arrangement that is a service contract follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application is permitted. We are currently evaluating the impact of ASU 2018-15 on our consolidated financial statements and whether we will early adopt.
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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance will be effective for us in our annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted, and we are currently evaluating whether we will early adopt. ASU 2017-04 must be applied prospectively. We expect that ASU 2017-04 would simplify our measurement of goodwill impairment if any of our reporting units have a zero or negative carrying value, or would fail Step 1 of the impairment test following the date of adoption.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 will be effective for us in our first quarter of fiscal 2020, and earlier adoption is permitted. The modified-retrospective approach is required for adoption. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.
2. Fair Value Measurements
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 29, 2019 and December 29, 2018 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	June 29, 2019				December 29, 2018
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$18,365	$—	$—	$18,365	$18,148	$—	$—	$18,148
Certificates of deposit	37,082	—	—	37,082	37,180	—	—	37,180
Total assets	$55,447	$—	$—	$55,447	$55,328	$—	$—	$55,328

Liabilities:
Contingent acquisition consideration	$—	$—	$447	$447	$—	$—	$1,964	$1,964
Total liabilities	$—	$—	$447	$447	$—	$—	$1,964	$1,964
The following table sets forth a summary of changes in fair value of our contingent acquisition consideration liability, which represents the recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

June 29, 2019
Contingent Acquisition Consideration
Beginning balance - December 29, 2018	$1,964
Change in fair value of contingent consideration	116
Payment of contingent consideration liability	(1,633)
Ending balance - June 29, 2019	$447
We recorded our estimates of the fair value of contingent consideration associated with the Town & Country Resources, Inc. and Trusted Labs, Inc. acquisitions based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent considerations and weighted probability assumptions of these outcomes. For both acquisitions, the fair value of the liability was estimated using the Monte Carlo simulation with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of the achievement of certain financial and operational metrics, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the merger

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

agreements. The cash portion of the contingent consideration liabilities have been discounted to reflect the time value of money, and therefore, as the milestone dates approach, the fair value of these liabilities will increase. Changes in fair value are recorded in general and administrative expense in the accompanying consolidated statements of operations.
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets comprise long-lived assets, including property and equipment, right of use asset impairments, intangible assets and goodwill. In the six months ended June 29, 2019 and June 30, 2018, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable, and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.
In the quarter ended September 30, 2017, we ceased use of 25,812 square feet of the Company’s headquarters facility and recorded a restructuring liability, which upon adoption of ASC 842 we reclassified this liability as a reduction of the right-of-use asset associated with the lease. We have updated our estimate in subsequent periods, as discussed in Note 12. These estimates include assumptions for the time period it will take to obtain a subtenant, construction costs, and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, and could result in an adjustment to the right of use asset. In the first and third quarters of fiscal 2018 and first quarter of fiscal 2019, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space during the first quarter of fiscal 2018 and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the cease use space during both the first and third quarters of fiscal 2018. We discounted the estimated future cash flows to arrive at fair value. This resulted in an additional $0.6 million of charges, of which $0.5 million was incurred in the first quarter of fiscal 2018; $0.1 million was incurred in the third quarter of fiscal 2018, $0.2 million was incurred in the first quarter of fiscal 2019 and $0.3 million was incurred in the second quarter of 2019. The measurement of our restructuring charges and right of use asset impairments using these assumptions is a level 3 measurement.
During the quarter ended June 29, 2019, we decided to abandon and seek a sublet for 36,395 square feet of the Company’s headquarters facility, which resulted in a right of use asset impairment charge of $1.1 million. This loss was determined by comparing the fair value of the impacted right of use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment (“ASC 360”). The fair value of the right of use asset was based on the estimated sublease income for the portion of the Company’s headquarters taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate and the sublease rate. Additionally, we recorded a restructuring loss of $0.7 million associated with abandoning the space. The loss was comprised of exit and disposal costs consisting of construction costs, real estate taxes, broker fees and utilities. Furthermore, we wrote-off $0.5 million of leasehold improvements related to the space. Refer to Note 12 for further information. The measurement of our restructuring loss and right of use asset impairments using the assumptions described is a level 3 measurement.
In the second quarter of fiscal 2019, we decided to wind down our Figure 8 business. This resulted in an indicator of impairment for the associated goodwill and intangible assets. Given that Figure 8 was only acquired in the first quarter of fiscal 2019, we had not yet integrated the business into our existing reporting units. As we will be disposing of the business, our impairment assessment completed in the second quarter of fiscal 2019 resulted in an impairment loss of $8.2 million in the three and six months ended June 29, 2019. This impairment loss was comprised of the $5.3 million of goodwill recorded upon acquisition and $2.9 million of net proprietary software intangible assets.
3. Revenue
Revenue Recognition
Revenue is recognized when control of the promised service is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for the service. For all presentations below sales and usage-based taxes are excluded from revenue.
The following table presents our revenue disaggregated by major service lines for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands).

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Business-to-Consumer
Matching Solutions	$36,086	$33,949	$72,390	$67,151
Payment Solutions	6,411	5,998	15,393	14,430
Business-to-Business
Care@Work Solutions	6,106	4,146	12,062	8,101
Recruiting and Marketing Solutions and other	2,375	1,873	4,469	3,609
Total revenue	$50,978	$45,966	$104,314	$93,291
The following table presents our revenue disaggregated by timing of transfer of services for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands).

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Point-in-time	$4,251	$4,444	$11,320	$9,109
Over-time	46,727	41,522	92,994	84,182
Total revenue	$50,978	$45,966	$104,314	$93,291
Contract Balances
The increase in the deferred revenue balance at June 29, 2019 as compared to December 29, 2018 was primary driven by cash payments received for our obligation to perform future services during fiscal 2019, offset by $15.9 million of revenue recognized that was included in the deferred revenue balance as of December 29, 2018. We consider on-demand back-up care overages for our Care@Work offering to be constrained variable consideration in the transaction price until the constraint is resolved upon usage. The revenue recognized in the six months ended June 29, 2019 related to on-demand back-up care overages for our Care@Work offering was $0.1 million.
Transaction Price Allocated to the Remaining Performance Obligations
For performance obligations that are part of contracts that have an original expected duration of greater than one year, we expect to recognize $3.2 million, $3.5 million, and $1.1 million of revenue related to our Care@Work offering in the remainder of fiscal 2019, fiscal 2020 and fiscal 2021, respectively, related to performance obligations that are currently unsatisfied (or partially satisfied) as of June 29, 2019.
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
Contract Costs
We capitalize sales commissions for new customer contracts in our business-to-business solutions offerings. Capitalized commissions are amortized over the period of expected benefit, which is the customer life and we estimate to be approximately five-years. As of June 29, 2019, capitalized commissions were $1.6 million. For the three and six months ended June 29, 2019 and June 30, 2018, amortized commission expense was (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Amortized commission expense	100	21	199	39
For renewal commissions with a renewal term of one year or less, we applied the practical expedient and expense commission when incurred because the amortization period would have been one-year or less. These costs are recorded within sales and marketing expense.
4. Business Acquisitions
Filios Inc.
On January 4, 2019, we purchased all of the outstanding stock of Filios, Inc. (“Figure 8”), a mobile app for parents to organize and manage carpools, pursuant to which we acquired all of the outstanding shares of Figure 8 for total potential consideration of $12.6 million, consisting of $7.6 million as an up-front payment and four earn-outs of $0.5 million, $1.0 million, $1.0 million and $2.5 million to be earned consecutively over one-year periods for four-years. All of the earn-outs were determined to be compensatory in nature based on required future services and product development milestones required to be achieved by the founders who will continue employment with us. The preliminary purchase price of $7.6 million was allocated to assets and liabilities as follows: $4.5 million of goodwill, $3.1 million in identified intangible assets, consisting proprietary technology in the form of Figure 8’s mobile application, and working capital assets and liabilities, which were immaterial. Additionally, we increased our goodwill by $0.8 million to record a deferred tax liability in purchase accounting related to the acquired intangible assets. In the second quarter of fiscal 2019, we decided to wind down our Figure 8 business. Please refer to Note 5 for further information on the impairment losses recorded.
Trusted Labs, Inc.
On July 12, 2018, we purchased all of the outstanding stock of Trusted Labs, Inc. (“Trusted”), an on-demand child care provider offering service in the San Francisco Bay Area and New York City, pursuant to which we acquired all of the outstanding shares of Trusted for total potential consideration of $8.1 million, consisting of an up-front payment of $4.6 million, up to $2.2 million in retention payments, earn-out payments of up to an aggregate of $1.0 million to be earned consecutively over three-quarters following the closing, and payments of $0.3 million to settle liabilities. We estimated the fair value of the contingent consideration at the acquisition date to be $1.0 million and thus included this in the total accounting purchase price of $5.6 million. The preliminary purchase price of $5.6 million was allocated to assets and liabilities as follows: $3.4 million of goodwill, $2.5 million in identified intangible assets, consisting primarily of proprietary software and care-giver relationships, and $0.3 million working capital liabilities, which were immaterial. The goodwill is primarily derived from synergies we expect as a result of the deal. Additionally, a discrete tax benefit of $0.6 million was recorded to account for the valuation allowance release primarily related to the acquired intangible assets which have increased fair market value basis for GAAP purposes but carryover basis for tax purposes, resulting in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.
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
Town & Country Resources, Inc.
On January 9, 2018, we entered into an asset purchase agreement with Town & Country Resources, Inc. (Town & Country), a premium home staffing agency in the San Francisco Bay Area, pursuant to which we acquired certain assets for total potential consideration of $7.0 million, consisting of $5.0 million as an up-front payment, and two earn-outs of up to $1.0 million and $1.0 million each to be earned over consecutive one-year periods. We estimated the fair value of the contingent

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

consideration at the acquisition date to be $1.0 million and thus included this in the total accounting purchase price of $6.0 million. The preliminary purchase price of $6.0 million was allocated to assets and liabilities as follows: $4.8 million of goodwill, $1.2 million in identified intangible assets, consisting primarily of caregiver relationships and Town & Country trade-name, and working capital assets and liabilities, which were immaterial. The goodwill is primarily derived from synergies we expect as a result of the deal.
Pro forma information related to the acquisitions in fiscal 2018 and 2019 were not presented as the impact of the acquisitions on our consolidated results of operations is not significant.
5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 29, 2018	$68,176
Effect of currency translation	(116)
Business acquisition	5,325
Goodwill impairment	(5,325)
Balance as of June 29, 2019	$68,060
In the second quarter of fiscal 2019, we decided to wind down our Figure 8 business. This resulted in an indicator of impairment for the associated goodwill and intangible assets. Given that Figure 8 was only acquired in the first quarter of fiscal 2019, we had not yet integrated the business into our existing reporting units. As we will be disposing of the business, our impairment assessment completed in the second quarter of fiscal 2019 resulted in an impairment loss of $8.2 million in the three and six months ended June 29, 2019. This impairment loss was comprised of the $5.3 million of goodwill recorded upon acquisition and $2.9 million of net proprietary software intangible assets.
Additionally, in the quarter ended June 29, 2019 we incurred other expenses of $3.9 million in stock-based compensation related to the acceleration of time-based restricted stock units granted as part of the acquisition of Figure 8 and $4.1 million associated with the acceleration of the earn-out payments as part of the decision to no longer invest in Figure 8. We recorded $7.5 million of these expenses as research and development expense with the remaining $0.5 million recorded in general and administrative expenses. The $8.2 million impairment loss for the goodwill and intangible asset was recorded as goodwill and intangible asset impairment charge in the consolidated statements of operations for the three and six months ended June 29, 2019.
After the Figure 8 impairment loss in the second quarter of fiscal 2019, we had $47.1 million of accumulated impairment losses.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

June 29, 2019
Indefinite lived intangibles	$260	$—	$260	N/A
Trademarks and trade names	4,738	(4,501)	237	5.5
Proprietary software	7,858	(5,590)	2,268	4.0
Internal software	227	(170)	57	1.3
Caregiver relationships	1,114	(672)	442	1.7
Customer relationships	8,537	(8,295)	242	3.5
Total	$22,734	$(19,228)	$3,506

December 29, 2018
Indefinite lived intangibles	$260	$—	$260	N/A
Trademarks and trade names	4,742	(4,441)	301	5.3
Proprietary software	7,869	(5,316)	2,553	4.5
Internal software	227	(141)	86	1.7
Leasehold interests	170	(163)	7	0.4
Caregiver relationships	1,116	(538)	578	2.1
Customer relationships	8,541	(8,265)	276	4.0
Total	$22,925	$(18,864)	$4,061
Amortization expense was $0.9 million and $0.3 million for the six months ended June 29, 2019 and June 30, 2018, respectively. Of these amounts, $0.3 million and $0.2 million was classified as a component of depreciation and amortization, and $0.6 million and $0.1 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the six months ended June 29, 2019 and June 30, 2018, respectively.
As of June 29, 2019, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2019 remaining	504
2020	975
2021	720
2022	693
2023	312
Thereafter	42
Total	$3,246
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
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

range, and if so, that amount is accrued. If we conclude that no amount in the range appears to be a better estimate than any other, we accrue the minimum amount in the range. We monitor developments in legal matters that could affect estimates we have previously accrued and update our estimates as appropriate based on subsequent developments.
In March 2016, we learned of an investigation by the Marin County, California District Attorney’s Office regarding the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website. In September 2016, we learned of an investigation by the San Francisco County, California District Attorney’s Office regarding the accuracy and clarity of our disclosures about the sex offender registry search available to consumers through our website. In 2017, the District Attorneys’ Offices proposed a joint settlement that would include a payment by us of approximately $4.9 million to resolve both investigations. We are in discussions with the District Attorneys’ Offices regarding a proposed settlement and continue to cooperate with the investigations. We have determined that it is probable that we will incur a loss in connection with these matters and have accrued an amount based on the low end of the range of our reasonable estimate of this loss.
In addition, on April 3, 2019, a complaint was filed against the Company and two of our officers, Sheila Lirio Marcelo, our chief executive officer, and Michael Echenberg, our chief financial officer, in the U.S. District Court for the District of Massachusetts. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from March 27, 2015 to April 1, 2019, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, related to the Company’s disclosures about the screening of certain member information for criminal or other inappropriate inactivity. The complaint seeks compensatory and punitive damages, fees, interest, costs and other appropriate relief. A lead plaintiff has been appointed, and on July 23, 2019 the court set a schedule for the completion of certain pretrial events.  Plaintiffs are to file an amended complaint by September 16, 2019. The Company is unable to predict the ultimate outcome of this litigation, and therefore cannot estimate possible losses or ranges of losses, if any.
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
7. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands). During the three and six months ended June 29, 2019, we recorded an additional $3.9 million of stock compensation associated with the wind down of our Figure 8 business in research and development expense on the accompanying condensed consolidated statements of operations. Please refer to Note 5 for further information.

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Cost of revenue	$112	$68	$210	$132
Selling and marketing	637	722	1,272	1,196
Research and development	5,144	1,220	6,560	2,029
General and administrative	1,389	2,978	3,294	5,343
Total stock-based compensation	$7,282	$4,988	$11,336	$8,700
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the six months ended June 29, 2019, we granted 0.8 million time-based restricted stock units (“RSUs”) to certain employees, advisors and directors, and 0.3 million performance-based RSUs (“PSUs”) to certain members of management and advisors.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

In the first half of fiscal 2019, we granted 0.3 million PSUs. The number of PSUs that become eligible to vest for each recipient will be determined in the first quarter of 2020 based upon our level of achievement of certain financial targets for fiscal 2019. To the extent any PSUs become eligible to vest, they generally will vest over a two-year period, retroactive to March 2019, as continued services are performed. PSUs granted in 2018 and 2017 are vesting over a two-year and three-year period, respectively, retroactive to the grant date of the applicable award. We are recognizing expense using the graded-vesting method based on our estimate of the number of PSUs that will vest. If there is a change in the estimate of the number of PSUs that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made.
RSUs and PSUs are not included in issued and outstanding common stock until the shares are vested and released. The grant-date fair value of an RSU and PSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share, which is the per share par value of our common stock.  The weighted-average grant-date fair value per vested shares of RSUs and PSUs and the total fair value of vested shares from RSU and PSU grants was $13.52 and $5.2 million, respectively, for the six months ended June 29, 2019. The weighted-average grant-date fair value per share of vested shares of RSUs and PSUs and total fair value of per share of vested shares from RSU and PSU grants were $9.60 and $3.5 million, respectively, for the six months ended June 30, 2018.
During the six months ended June 30, 2018, we granted 0.1 million stock options to certain employees and directors with a weighted average exercise price per share of $17.44. We did not grant any stock options during the six months ended June 29, 2019.
A summary of stock option, RSU and PSU activity for the six months ended June 29, 2019 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 29, 2018	3,524	5.84	$9.13	$37,477	2,123	$15.40
Granted(1)	—		$—		1,114	$20.25
Settled (RSUs and PSUs)	—				(384)	$13.52
Exercised	(292)		$5.80
Canceled and forfeited	(43)		$10.69		(441)	$18.34
Outstanding as of June 29, 2019	3,189	5.55	$9.41	$10,374	2,412	$17.40
Vested and exercisable as of June 29, 2019	2,447	4.90	$8.51	$9,559	N/A	N/A
____________________________
(1) For RSUs, includes time-based and performance-based
Aggregate intrinsic value represents the difference between the closing price of our common stock and the exercise price of outstanding, in-the-money options. The closing price of our common stock as reported on the New York Stock Exchange as of June 28, 2019, the final trading day of the six months ended June 29, 2019, was $10.98. The total intrinsic value of options exercised and RSUs and PSUs vested was approximately $10.8 million and $12.8 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The aggregate fair value of the options that vested during the six months ended June 29, 2019 and June 30, 2018 was $1.2 million and $1.2 million, respectively.
As of June 29, 2019, total unrecognized compensation cost related to non-vested stock options and RSUs, including PSUs and market-based RSUs, was approximately $3.2 million and $23.1 million, respectively, which is expected to be recognized over a weighted-average period of 1.6 years and 2.2 years, respectively, to the extent they are probable of vesting. As of June 29, 2019, we had 3.4 million shares available for grant under the 2014 Plan.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

Common Stock
As of June 29, 2019, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

June 29, 2019
Options issued and outstanding	3,189
Restricted stock units issued and outstanding	2,412
Common stock available for stock-based award grants under incentive award plans	3,411
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	5,183
Total	14,195
8. Net (Loss) Income per Share Attributable to Common Stockholders
Basic net (loss) income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 29, 2019 and June 30, 2018, we applied the two-class method to calculate basic and diluted net (loss) income per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. We compute diluted net (loss) income per common share using net (loss) income as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of our Series A Preferred Stock, including accrued dividends, outstanding during the period, except where the effect of such securities would be anti-dilutive.
The calculations of basic and diluted net (loss) income per share and basic and diluted weighted-average shares outstanding for the three and six months ended June 29, 2019 and June 30, 2018 were as follows (in thousands, except per share data):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Basic:
Net (loss) income attributable to common stockholders	$(65,506)	$(834)	$(67,252)	$1,020
Diluted:
Net (loss) income attributable to common stockholders	$(65,506)	$(834)	$(67,252)	$1,020
Plus: undistributed earnings allocated to participating securities	—	—	—	1,508
Less: undistributed earnings reallocated to participating securities	—	—	—	(1,496)
Net (loss) income attributable to common stockholders	$(65,506)	$(834)	$(67,252)	$1,032

Denominator:
Weighted-average shares outstanding - basic	32,537	30,591	32,373	30,792

Dilutive impact from:
Options outstanding	—	—	—	1,967
Restricted stock units	—	—	—	727
Weighted-average shares outstanding - dilutive	32,537	30,591	32,373	33,486

Net (loss) income per share attributable to common stockholders (Basic):	$(2.01)	$(0.03)	$(2.08)	$0.03
Net (loss) income per share attributable to common stockholders (Diluted):	$(2.01)	$(0.03)	$(2.08)	$0.03
The following equity shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands).

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock options	3,189	4,002	3,189	846
Restricted stock units	2,412	2,514	2,412	684
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	5,183	4,915	5,183	4,915
The Series A Preferred Stock is considered anti-dilutive due to the fact that the two-class method was more dilutive when calculating dilutive net (loss) income per share attributable to common stockholders.
9. Preferred Stock
Preferred Stock consists of the following at June 29, 2019 and December 29, 2018 (in thousands, except shares):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference (as of June 29, 2023)	Carrying Value	Common Stock Issuable Upon Conversion (as of June 29, 2023)
June 29, 2019
Series A Redeemable Convertible Preferred Stock	46,350	June 29, 2016	46,350	$67,424	$54,426	6,421,369
December 29, 2018
Series A Redeemable Convertible Preferred Stock	46,350	June 29, 2016	46,350	$67,424	$53,007	6,421,369
Please refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed with the Securities and Exchange Commission on March 7, 2019 for further detail on the Series A Preferred Stock.
10. Income Taxes
We are required to compute income tax expense in each jurisdiction in which we operate. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss (“NOL”) and tax credit carry-forwards. In assessing the ability to realize the net deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized.
ASC 740 requires a valuation allowance to reduce deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all, of the deferred tax asset. A cumulative loss in recent years is considered a significant piece of negative evidence that is difficult to overcome in assessing the need for a valuation allowance.
On a periodic basis, we reassess the need for a valuation allowance on deferred tax assets by weighing positive and negative evidence to assess the recoverability of deferred tax assets. We evaluate the realizability of our deferred tax assets by tax-paying jurisdiction and assess the need for a valuation allowance on a quarterly and annual basis. We evaluate the profitability of each tax-paying component on an historic cumulative basis and a forward-looking basis as part of this analysis. We also weigh other available evidence, both positive and negative, to inform our assessment. Based on the analysis performed this quarter, we concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we recorded a valuation allowance on our deferred tax assets.
In the fourth quarter of 2018 and at the first quarter of 2019, we reached a conclusion that it was more likely than not that substantially all of our deferred taxes would be realized. In each of those periods we had experienced cumulative consolidated pre-tax income on a 3-year basis, most significantly in the United States which has the substantial majority of our deferred tax assets. In addition, during these periods we were projecting to remain in a consolidated pre-tax income position in future years and this positive evidence outweighed all other evidence as it related to our ability to realize our deferred tax assets at these reporting periods.
There were several events that transpired in the second quarter of fiscal 2019, resulting in a change in our financial outlook, our weighting of evidence, and therefore our conclusion is that it is not more likely than not we will realize substantially all of our deferred tax assets as of June 29, 2019. We entered a cumulative consolidated pre-tax loss in the second quarter of fiscal 2019 and are now projecting to remain in one in the near future. Our pre-tax losses incurred to date in fiscal 2019 and our projections for the remainder of the year have been negatively affected by meaningful increases in our operating expenses and decreases in our projected revenues. On May 9, 2019 we announced decisions we have made to invest in safety related initiatives, which added a significant new cost to our operating plan. In the second quarter of fiscal 2019, we also experienced indicators of impairment related to our decision to no longer invest in Figure 8, which we recently acquired and recorded compensation and other impairment charges described in Note 5. In addition, in the second quarter of fiscal 2019 we experienced lower than expected revenues which we attribute to lower than expected conversions of new members and

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

renewals of existing members. We also expect these trends to adversely affect our revenue growth for the remainder of the year. As a result, we have meaningfully lowered our projections of revenue for the remainder of the year, which significantly affects our ability to generate pre-tax income.
We concluded the negative evidence summarized above outweighs the positive evidence as of the second quarter of fiscal 2019, and therefore, have not relied on projections of taxable income in our assessment of the realization of deferred taxes at June 29, 2019. We therefore recognized a valuation allowance of $44.5 million in income tax expense in the three and six months ended June 29, 2019.
We recorded an income tax expense of $46.2 million and an income tax benefit of $0.9 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and income tax expense $45.2 million and an income tax benefit of $1.6 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The expense recorded for the three and six months ended June 29, 2019 primarily relates to the recording of a valuation allowance against our net deferred tax assets.
The tax benefit recorded for the three and six months ended June 30, 2018 primarily relates to excess tax benefits recorded from the taxable compensation on share-based awards. The tax benefit for the three and six months ended June 30, 2018 is partially offset by tax expenses pertaining to amortization of goodwill for tax purposes, for which there is no corresponding book deduction, foreign taxes in certain foreign jurisdictions, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
11. Segments and Geographical Information
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
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	$46,315	$41,363	$94,972	$83,900
International	4,663	4,603	9,342	9,391
Total revenue	$50,978	$45,966	$104,314	$93,291

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(As a percentage of revenue)
United States	91%	90%	91%	90%
International	9%	10%	9%	10%
Total revenue	100%	100%	100%	100%
Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
12. Restructuring Charges and Right of Use Asset Impairments
During the quarter ended September 30, 2017, we ceased use of 25,812 square feet of our 108,743 square foot headquarters facility in Waltham, Massachusetts. We recorded a lease obligation charge of $3.1 million. The lease obligation charge comprised of restructuring expense, including sublease income and construction costs, net of deferred rent liabilities of $2.6

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

million. Additionally, we wrote off $0.5 million of leasehold improvements related to the space. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The initial restructuring charge was recorded as restructuring expense in the consolidated statements of operations for the three and nine months ended September 30, 2017. In the first quarter of fiscal 2018, we updated our assumptions, as we had signed a sublease agreement for a portion of the ceased use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the ceased use space. This resulted in an additional $0.5 million of restructuring charges in the first quarter of fiscal 2018. During the three months ended September 29, 2018, we again updated our estimate for the expected time it will take to obtain a subtenant for the remainder of the ceased use space, resulting in an additional $0.1 million of restructuring charges in the third quarter of fiscal 2018. Upon adoption of ASC 842, we reclassified the restructuring liability from liabilities to a reduction of the right of use asset associated with the lease. Additionally, during the three and six months ended March 30 2019 and June 29, 2019, we again updated our assumptions, as we had signed a sublease agreement for the remaining portion of the ceased use space, resulting in an additional $0.2 million and $0.3 million of charges in the first and second quarters of fiscal 2019, respectively.
During the quarter ended June 29, 2019, we decided to abandon and seek a sublet for 36,395 square feet of our 108,743 square foot headquarters facility in Waltham, Massachusetts. We recorded a right of use asset impairment charge of $1.1 million. This loss was determined by comparing the fair value of impacted right of use asset to the carrying value of the asset of the impairment measurement date, as required under ASC 360. The fair value of the right of use asset was based on the estimated sublease income for the portion of the Company’s headquarters taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate and the sublease rate. Additionally, we had a restructuring loss of $0.7 million associated with abandoning the space. The loss comprised of exit and disposal costs consisting of construction costs, real estate taxes, broker fees and utilities. Furthermore, we wrote-off $0.5 million of leasehold improvements related to the space. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The initial restructuring charge was recorded as restructuring and right of use impairment charges in the consolidated statements of operations for the three and six months ended June 29, 2019.
13. Other Income (Expense), net
Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest income	$355	$168	$701	$308
Interest expense	(6)	(21)	(17)	(24)
Gain (loss) on foreign exchange	58	(915)	(8)	(489)
Other expense, net	—	—	—	(1)
Total other income (expense), net	$407	$(768)	$676	$(206)
14. Related Party Transactions

We had the following transactions with related parties as of and during the three and six months ended June 29, 2019 and June 30, 2018:
CapitalG LP
On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 9. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all related affiliates of Alphabet Inc. are considered to be related parties. We had the following transactions with Alphabet Inc. and its affiliates during the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue	$876	$705	$1,822	$1,342
Selling and marketing expense	$3,243	$2,617	$6,464	$5,653
We had the following transactions with Alphabet Inc. and its affiliates as of June 29, 2019 and December 29, 2018 (in thousands):

	Period Ended
	June 29, 2019	December 29, 2018
Accounts receivable	$325	$421
Unbilled accounts receivable	$474	$680
Accounts payable	$—	$530
Accrued expense	$967	$403
Deferred revenue	$115	$1
15. Leases
On December 30, 2018, we adopted ASU No. 2016-02- Leases (ASC 842) using the modified retrospective method. We chose to apply the transition provisions as of the period of adoption. Results for reporting periods beginning on or after December 30, 2018 are presented under ASC 842 while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 840.
Adoption of the new standard resulted in the recording of $20.8 million of operating lease right of use assets, $4.3 million of short-term operating lease liabilities, and $23.5 million of long-term operating lease liabilities. The difference between the operating lease liabilities and operating right of use assets is associated with existing deferred rent under ASC 840 and existing restructuring liabilities under ASC 420, which we removed from our balance sheet upon the adoption of ASC 842. The following table summarizes the amount by which each financial statement line item was affected upon the adoption of ASC 842 as compared with the guidance that was in effect before the change (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

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
Some leases include an option to renew, with renewal terms that can extend the lease term from one to ten years. The exercise of lease renewal options is at our sole discretion. None of these options to renew are recognized as part of our right-to-use asset or lease liability as of June 29, 2019, as renewal was determined to not be reasonably assured. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
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
The table below summarizes our lease costs as well as sublease income for the three and six months ended June 29, 2019 (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

		Three Months Ended	Six Months Ended
		June 29, 2019	June 29, 2019
Lease Costs	Statement of Operations Classification
Operating lease costs (1)	General and administrative	$738	1,817
Variable lease costs - operating leases	General and administrative	239	573
Sublease income	General and administrative	(193)	(355)
Total lease costs		$784	$2,035

(1) Operating lease costs include short-term leases, which are immaterial.
The table below summarizes the maturity of our lease liabilities as of June 29, 2019 (in thousands). Operating lease payments exclude $5.3 million of legally binding lease payments for leases signed but not yet commenced.

Year	Operating Leases
2019 remaining	$3,029
2020	$6,147
2021	$6,125
2022	$5,523
2023	$5,105
Thereafter	$5,163
Total lease payments	$31,092
Less: Discount to lease payments	(4,314)
Present value of lease liabilities	$26,778
The table below summarizes the weighted-average remaining lease term (in years) and the weighted-average incremental borrowing rate (in percentages):

Lease Term and Discount Rates	June 29, 2019
Weighted average remaining lease term
Operating leases	5.1
Weighted average incremental borrowing rate
Operating leases	5.7%
Right of use asset impairment charge
Operating leases	$1,137
Supplemental cash flow information related to operating leases for the six months ended June 29, 2019 are as follows (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2019
(unaudited)

Six Months Ended
June 29, 2019
Cash payments of amounts included in lease liabilities
Operating leases	$(2,798)
Right of use assets obtained in exchange for new lease obligations
Operating leases	$1,057

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are the world’s largest online marketplace for finding and managing family care. We have more than 34.1 million members, including 19.8 million families and 14.3 million caregivers, spanning over 20 countries. We help families address their particular lifecycle of care needs, which may include child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced steady growth in revenue and members. Our members increased to 34.1 million as of June 29, 2019 from 29.6 million as of June 30, 2018, representing an annual growth rate of approximately 15%. Our revenue has increased to $104.3 million for the six months ended June 29, 2019 from $93.3 million for the six months ended June 30, 2018. However, we experienced a decline in income from $2.5 million in the six months ended June 30, 2018, to a net loss of $65.8 million for the six months ended June 29, 2019. The significant decrease was primarily attributable to the re-establishment of our valuation allowance related to certain net operating losses and other deferred tax assets and, to a lesser extent, the impairment charge recognized on the Figure 8 acquisition.

Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per paying family - U.S. Consumer Business):

	As of
	June 29, 2019	June 30, 2018
Total members	34,119	29,560
Total families	19,783	16,874
Total caregivers	14,336	12,686
Paying families - U.S. Consumer Business	349	324
Monthly average revenue per paying family - U.S. Consumer Business	$36	$37
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007 and have an account that remains open. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested enough in them to have registered. Our total members increased 15% as of June 29, 2019, compared to June 30, 2018.
Total Families. We define total families as the number of paying families and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007 and have an account that remains open. Total families also includes subscribers of our Care.com HomePay service. Our total families increased 17% as of June 29, 2019, compared to June 30, 2018.
Total Caregivers. We define total caregivers as the number of caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007 and have an account that remains open. Our total caregivers increased 13% as of June 29, 2019, compared to June 30, 2018.
Paying Families – U.S. Consumer Business. We define paying families – U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 8% as of June 29, 2019, compared to June 30, 2018.
Monthly Average Revenue per Paying Family – U.S. Consumer Business. We define monthly average revenue per paying family, or MARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe MARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families, while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business MARPPF decreased 2.7% as of June 29, 2019 compared to June 30, 2018.
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed in the table below and within this Quarterly Report on Form 10-Q adjusted EBITDA, which is not a measure prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The table below represents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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

See accompanying notes to the condensed consolidated financial statements

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
Because of these limitations, you should consider adjusted EBITDA alongside our GAAP financial results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net (loss) income	$(64,805)	$(169)	$(65,833)	$2,528

Federal, state and franchise taxes	46,481	(783)	45,622	(1,222)
Other (income) expense, net	(407)	768	(676)	206
Depreciation and amortization	788	461	1,527	924
EBITDA	(17,943)	277	(19,360)	2,436

Stock-based compensation	3,390	4,988	7,444	8,700
Merger and acquisition related costs	993	335	2,429	511
Restructuring and right of use asset impairment charges	2,758	17	2,989	479
Litigation related costs	11	20	32	20
Software implementation costs	272	150	280	303
Severance related costs	175	—	175	67
Strategic consulting	121	—	121	—
Impairment of goodwill, intangible assets and related costs	16,127	142	16,127	142
Adjusted EBITDA	$5,904	$5,929	$10,237	$12,658
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
• Goodwill;

See accompanying notes to the condensed consolidated financial statements

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

See accompanying notes to the condensed consolidated financial statements

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Revenue	$50,978	$45,966	$104,314	$93,291
Cost of revenue	13,650	9,823	27,452	19,266
Operating expenses:
Selling and marketing	16,951	15,901	35,555	32,758
Research and development	16,922	8,492	28,146	16,780
General and administrative	11,015	11,593	22,323	22,060
Depreciation and amortization	483	411	930	829
Goodwill and intangible asset impairment charge	8,183	—	8,183	—
Restructuring and right of use asset impairment charges	2,758	17	2,989	479
Total operating expenses	56,312	36,414	98,126	72,906
Operating (loss) income	(18,984)	(271)	(21,264)	1,119
Other income (expense), net	407	(768)	676	(206)
(Loss) income before income taxes	(18,577)	(1,039)	(20,588)	913
Provision for (benefit from) income taxes	46,228	(870)	45,245	(1,615)
Net (loss) income	(64,805)	(169)	(65,833)	2,528
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(701)	(665)	(1,419)	(1,345)
Net (income) attributable to Series A Redeemable Convertible Preferred Stock	—	—	—	(163)
Net (loss) income attributable to common stockholders	$(65,506)	$(834)	$(67,252)	$1,020

Net (loss) income per share attributable to common stockholders (Basic):	$(2.01)	$(0.03)	$(2.08)	$0.03
Net (loss) income per share attributable to common stockholders (Diluted):	$(2.01)	$(0.03)	$(2.08)	$0.03

Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	32,537	30,591	32,373	30,792
Diluted	32,537	30,591	32,373	33,486
Stock-based compensation included in the results of operations data above was as follows (in thousands):

See accompanying notes to the condensed consolidated financial statements

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Cost of revenue	$112	$68	$210	$132
Selling and marketing	637	722	1,272	1,196
Research and development	5,144	1,220	6,560	2,029
General and administrative	1,389	2,978	3,294	5,343
Total stock-based compensation	$7,282	$4,988	$11,336	$8,700
The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue	100%	100%	100%	100%
Cost of revenue	27%	21%	26%	21%
Operating expenses:
Selling and marketing	33%	35%	34%	35%
Research and development	33%	18%	27%	18%
General and administrative	22%	25%	21%	24%
Depreciation and amortization	1%	1%	1%	1%
Goodwill and intangible asset impairment charge	16%	—%	8%	—%
Restructuring and right of use asset impairment charges	5%	—%	3%	1%
Total operating expenses	110%	79%	94%	78%
Operating (loss) income	(37)%	(1)%	(20)%	1%
Other income (expense), net	1%	(2)%	1%	—%
(Loss) income before income taxes	(36)%	(2)%	(20)%	1%
Provision for (benefit from) income taxes	91%	(2)%	43%	(2)%
Net (loss) income	(127)%	—%	(63)%	3%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1)%	(1)%	(1)%	(1)%
Net (income) attributable to Series A Redeemable Convertible Preferred Stock	—%	—%	—%	—%
Net (loss) income attributable to common stockholders	(128)%	(2)%	(64)%	1%
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Revenue	$50,978	$45,966	5,012	11%	$104,314	$93,291	11,023	12%
Comparison of the Three Months Ended June 29, 2019 and June 30, 2018
The change was primarily attributed to an increase of $2.1 million in our consumer matching solutions business, principally related to a higher number of paying families and caregivers. Additionally, there was an increase of $2.1 million in Care@Work, and an increase of $0.4 million in our consumer payment solutions business.
Comparison of the Six Months Ended June 29, 2019 and June 30, 2018
The change was primarily attributed to an increase of $5.2 million in our consumer matching solutions business, principally related to a higher number of paying families and caregivers. Additionally, there was an increase of $4.1 million in Care@Work, and an increase of $1.0 million in our consumer payment solutions business.
Cost of Revenue
Our cost of revenue primarily consists of expenses that are directly related, or closely correlated, to revenue generation, including matching and payments member variable servicing costs such as personnel costs for customer support, transaction fees related to credit card payments, the cost of background checks run on both families and caregivers and costs associated with back-up care. Cost of revenue includes website hosting fees and amortization expense related to caregiver relationships, proprietary software acquired as part of acquisitions and website intangible assets. Additionally, we began to roll out an enhanced caregiver screening. We expect incremental costs associated with the additional screening and background checks performed on caregivers as part of the enhanced screening we are performing. We currently expect cost of revenue to increase on an absolute basis in the near term as we continue to expand our related customer base and roll out our additional safety investments for caregivers.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$13,650	$9,823	$3,827	39%	$27,452	$19,266	$8,186	42%
Percentage of revenue	27%	21%			26%	21%

See accompanying notes to the condensed consolidated financial statements

Comparison of the Three Months Ended June 29, 2019 and June 30, 2018
The change was related to increases in compensation-related costs of $1.5 million, member servicing and background check screening fees of $1.3 million, credit card fees of $0.5 million, amortization expense of $0.3 million and hosting costs of $0.1 million.
Comparison of the Six Months Ended June 29, 2019 and June 30, 2018
The change was related to increases in compensation-related costs of $3.6 million, member servicing and background check screening fees of $2.5 million, credit card fees of $1.1 million and amortization expense of $0.5 million.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$16,951	$15,901	$1,050	7%	$35,555	$32,758	$2,797	9%
Percentage of revenue	33%	35%			34%	35%
Comparison of the Three Months Ended June 29, 2019 and June 30, 2018
The change was primarily attributed to an increase in acquisition marketing expense of $1.3 million. This was partially offset by a decrease of $0.3 million in compensation-related costs, mainly attributable to the reversal of performance based bonuses.
Comparison of the Six Months Ended June 29, 2019 and June 30, 2018
The change was primarily attributed to increases in both acquisition marketing expense of $2.2 million and compensation-related costs of $0.5 million.
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

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
	(in thousands, except percentages)
Research and development	$16,922	$8,492	$8,430	99%	$28,146	$16,780	$11,366	68%
Percentage of revenue	33%	18%			27%	18%
Comparison of the Three Months Ended June 29, 2019 and June 30, 2018
The change was primarily related to an increase in compensation-related costs of $8.4 million, primarily related to acceleration of $3.9 million of stock-based compensation and $3.6 million in earn-out expense associated with the Figure 8 impairment.
Comparison of the Six Months Ended June 29, 2019 and June 30, 2018
The change was primarily related to an increase in compensation-related costs of $11.3 million, primarily related to acceleration of $3.9 million of stock-based compensation and $3.6 million in earn-out expense associated with the Figure 8 impairment. Additionally, we had an additional $1.8 million of compensation-related expense associated with increased headcount from our recent acquisitions.

See accompanying notes to the condensed consolidated financial statements

General and Administrative
Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include: third-party resources, cyber security risk mitigation costs, legal and accounting services, acquisition-related costs, insurance premiums and facilities.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$11,015	$11,593	$(578)	(5)%	$22,323	$22,060	$263	1%
Percentage of revenue	22%	25%			21%	24%
Comparison of the Three Months Ended June 29, 2019 and June 30, 2018
The change was primarily related to a decrease in compensation-related costs of $1.1 million. This was partially offset by increases in consulting resources for professional service expense and IT-related expenses of $0.3 million and $0.2 million, respectively.
Comparison of the Six Months Ended June 29, 2019 and June 30, 2018
The change was related to decreases in compensation related costs of $0.9 million and to a lesser extent decreases in recruiting costs of $0.2 million. These were partially offset by increases in consulting resources for professional services expense, third-party advisors expense and IT-related expense of $0.6 million, $0.4 million and $0.4 million, respectively.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. Overall, we expect that depreciation and amortization expenses will decrease as a percentage of revenue.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$483	$411	$72	18%	$930	$829	$101	12%
Percentage of revenue	1%	1%			1%	1%
Comparison of the Three and Six Months Ended June 29, 2019 and June 30, 2018
The change was primarily attributed to new amortization associated with the acquisitions made during fiscal 2018 and 2019. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $3.2 million.
Goodwill and Intangible Asset Impairment Charge

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Goodwill and intangible asset impairment charge	$8,183	$—	8,183	100%	$8,183	$—	8,183	100%
Percentage of revenue	16%	—%			8%	—%
Comparison of the Three and Six Months Ended June 29, 2019 and June 30, 2018
In the second quarter of fiscal 2019, we decided to wind down our Figure 8 acquisition service. This resulted in an indicator of impairment for the associated finite and intangible assets. Given that Figure 8 was only acquired in the first quarter of fiscal 2019, we had not yet integrated the business into our into existing reporting units. As we will be disposing of the business, our

See accompanying notes to the condensed consolidated financial statements impairment assessment completed in the second quarter of fiscal 2019 resulted in an impairment loss of $8.2 million in the three and six months ended June 29, 2019. This impairment loss comprised of the $5.3 million of goodwill recorded upon acquisition and $2.9 million of net proprietary software intangible assets.
Restructuring and Right of Use Asset Impairment Charges

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$2,758	$17	$2,741	16,124%	$2,989	$479	$2,510	524%
Percentage of revenue	5%	—%			3%	1%
Comparison of the Three and Six Months Ended June 29, 2019 and June 30, 2018
In the first quarter of fiscal 2018, we updated our assumptions associated with our third quarter 2017 restructuring event, as we had signed a sublease agreement for a portion of the ceased use space and updated our estimates for the expected time period it will take to obtain a subtenant for the remainder of the ceased use space. This resulted in an additional $0.5 million of restructuring charges in the first quarter of fiscal 2018. Additionally, during the three and six months ended June 29, 2019, we again updated our assumptions, as we had signed a sublease agreement for the remaining portion of the ceased use space, resulting in an additional $0.2 million and $0.3 million of right of use asset impairment charges, respectively, for the three and six months ended June 29, 2019.
During the quarter ended June 29, 2019, we decided to abandon and seek a sublet for 36,395 square feet of our 108,743 square foot headquarters facility in Waltham, Massachusetts. We recorded a right of use asset impairment charge of $1.1 million, consisting of the remaining rent expense for the ceased use space, offset by the estimated sublease rental income. Additionally, we had a lease obligation charge of $0.7 million. The lease obligation charge comprised of restructuring expense, including estimated construction costs, real estate taxes, broker fees and utilities. Furthermore, we wrote-off $0.5 million of leasehold improvements related to the space. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The initial restructuring charge was recorded as restructuring and right of use impairment charges in the consolidated statements of operations for the three and six months ended June 29, 2019.
Other Income, net
Other income, net, consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$407	$(768)	$1,175	(153)%	$676	$(206)	$882	(428)%
Percentage of revenue	1%	(2)%			1%	—%
Comparison of the Three and Six Months Ended June 29, 2019 and June 30, 2018
The change primarily related to increased interest income from our short-term investments during the three and six months ended June 29, 2019 compared to the three and six months ended June 30, 2018. Additionally, the change was partially driven by the favorable movement of foreign exchange rates, primarily due to the weakening of the US dollar against the Euro and British Pound Sterling during the three and six months ended June 29, 2019 compared to the three and six months ended June 30, 2018.
Benefit from Income Taxes
Benefit from income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

See accompanying notes to the condensed consolidated financial statements

	Three Months Ended		Period-to-Period Change		Six Months Ended		Period-to-Period Change
	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$46,228	$(870)	$47,098	(5,414)%	$45,245	$(1,615)	$46,860	(2,902)%
Percentage of revenue	91%	(2)%			43%	(2)%
Comparison of the Three and Six Months Ended June 29, 2019 and June 30, 2018
The change in the provision for (benefit from) income taxes for the three and six months ended June 29, 2019 and June 30, 2018 primarily relates to the recording of a valuation allowance against our net deferred tax assets in the three and six months ended June 29, 2019.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flow provided by (used in):
Operating activities	$4,016	$14,633
Investing activities	(8,824)	(5,807)
Financing activities	634	3,192
Effect of exchange rates on cash and restricted cash balances	101	(296)
(Decrease) Increase in cash and cash equivalents and restricted cash	$(4,073)	$11,722
As of June 29, 2019, we had cash and cash equivalents and short-term investments of $124.8 million, which consisted of $89.5 million in cash and cash equivalents and $35.3 million in short-term investments. Cash and cash equivalents and short-term investments consist of cash, certificates of deposit, and money market funds. Cash held internationally as of June 29, 2019 was $12.7 million. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity and our positive cash flows from operations. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Six Months Ended June 29, 2019
Cash from operating activities provided $4.0 million during the six months ended June 29, 2019. This amount resulted from a net loss of $65.8 million, adjusted for non-cash items of $66.6 million, and a net $3.2 million source of cash due to changes in working capital accounts.
Non-cash expenses within net loss consisted primarily of $44.9 million for deferred taxes, primarily associated with the realization of our valuation allowance for deferred tax assets, $11.3 million for stock-based compensation, $1.5 million of depreciation and amortization expense and $0.5 million for disposal of fixed assets primarily associated with our right of use asset impairment charge in the second quarter of 2019.

See accompanying notes to the condensed consolidated financial statements

Increases in operating liabilities and operating assets resulted in a net source of $3.2 million of cash within operating activities. The increase of cash within operating activities was primarily due to an increase of deferred revenue of $4.2 million and other non-current liabilities of $2.9 million. This was partially offset by increases in prepaid expenses and other current assets and accounts receivable of $1.2 million and $0.4 million, and a decrease in accounts payable of $2.9 million.
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
Investing Activities
Six Months Ended June 29, 2019
Cash used in investing activities totaled $8.8 million, which was primarily related to the acquisition of Filios, Inc. of $7.5 million and purchases of property, equipment and software of $1.4 million. Our $15.1 million short-term investment matured in the first half of fiscal 2019, and we reinvested $15.0 million of this short-term investment.
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
Financing Activities
Six Months Ended June 29, 2019
Cash provided by financing activities totaled $0.6 million, which primarily attributed to the exercise of common stock options of $1.7 million, offset by payments for contingent consideration of $1.1 million.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission, in the six months ended June 29, 2019 and June 30, 2018.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and contingent acquisition consideration. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018, except as set forth below.
In the second quarter of 2019, we entered into a 5-year lease for an office facility in the San Francisco Bay Area. The lease will commence in the third quarter of 2019, and we will pay an aggregate of approximately $5.3 million over the lease term.

See accompanying notes to the condensed consolidated financial statements

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot reliably forecast. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at June 29, 2019 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of June 29, 2019 or June 30, 2018. Under our current investment policy, we are permitted to invest our excess cash only in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See accompanying notes to the condensed consolidated financial statements

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In March 2016, we learned of an investigation by the Marin County, California District Attorney’s Office regarding the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website. In September 2016, we learned of an investigation by the San Francisco County, California District Attorney’s Office regarding the accuracy and clarity of our disclosures about the sex offender registry search available to consumers through our website. In 2017, the District Attorneys’ Offices proposed a joint settlement that would include a payment by us of approximately $4.9 million to resolve both investigations. We are in discussions with the District Attorneys’ Offices regarding a proposed settlement and continue to cooperate with the investigations. We have determined that it is probable that we will incur a loss in connection with these matters and have accrued an amount based on the low end of the range of our reasonable estimate of this loss.
In addition, on April 3, 2019, a complaint was filed against the Company and two of our officers, Sheila Lirio Marcelo, our chief executive officer, and Michael Echenberg, our chief financial officer, in the U.S. District Court for the District of Massachusetts. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from March 27, 2015 to April 1, 2019, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, related to the Company’s disclosures about the screening of certain member information for criminal or other inappropriate inactivity. The complaint seeks compensatory and punitive damages, fees, interest, costs and other appropriate relief. A lead plaintiff has been appointed, and on July 23, 2019 the court set a schedule for the completion of certain pretrial events.  Plaintiffs are to file an amended complaint by September 16, 2019. The Company is unable to predict the ultimate outcome of this litigation, and therefore cannot estimate possible losses or ranges of losses, if any.
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
Our revenues have grown steadily, increasing to $192.3 million in fiscal year 2018 from $174.1 million in fiscal year 2017, representing an annual growth rate of 10%. Our continued revenue growth and the rate of our revenue growth depend largely on our ability to effectively and efficiently grow our membership, increase the number of families who pay for our products and services, increase the average revenue per paying family and lengthen the time period existing and new families continue to pay for our products and services. We cannot assure you that we will be successful in continuing to expand our paying family base at historical rates, or at all. In addition, our revenue growth rate may decline if we are not able to increase the number of paying families while managing our acquisition costs within our targeted return on investment range or if we are unsuccessful in cross-selling new and existing products and services to our members, such as our consumer payments solutions, or in continuing to develop and innovate with new products, services and solutions that members consider valuable, such as our mobile solutions. Furthermore, our revenue growth rate may decline if we are unable to expand our Care@Work client base.
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

See accompanying notes to the condensed consolidated financial statements

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
Failure to adequately address these risks and difficulties could harm our business and impact our ability to achieve or maintain positive net income. In addition, if the demand for online care does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed.
If the revenue generated by paying families differs significantly from our expectations, or if our membership acquisition costs differ significantly from our expectations, we may not be able to recover our membership acquisition costs or generate profits from these investments.

See accompanying notes to the condensed consolidated financial statements

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
We experienced net losses from continuing operations of $0.7 million in fiscal 2016. Although we had net income of $52.9 million and $10.7 million in fiscal year 2018 and fiscal year 2017, respectively, and positive adjusted EBITDA in fiscal year 2018, there is no assurance that this will continue into the future.  We expect our operating expenses to increase over the next several years, which may diminish our profitability or lead to losses in the future. In particular, we intend to make substantial investments to expand the breadth and depth of the preliminary screening procedures we apply to individual caregivers on our U.S. consumer matching platform, and in marketing to acquire new, paying members. We also intend to hire additional personnel in safety, product, operations, sales and other areas of our business and to introduce new products, services and features, each of which will increase our expenses with no assurance that we will generate sufficient revenue to achieve or maintain positive net income. If we are unable to achieve or maintain profitability, we may adjust our strategic focus and investments, which could have a negative effect on our results of operations or our assessment that it is more likely than not that our deferred tax assets related to historic net operating losses will be realized.
If we are unable to introduce new and diversified products, services or features that families and caregivers find valuable, we may not be able to attract and retain families and caregivers on our online marketplace or expand our paying family base. Our efforts to develop new and diversified products and services could require us to incur significant costs.
In order to continue to attract and retain families and caregivers on our online marketplace and expand our paying family base, we will need to continue to invest in the innovation and development of new and diversified products, services and features that add value for families and caregivers. The success of new and diversified products, services and features depends on several factors, including the timely completion, introduction and market acceptance of the product, service or feature. If families and caregivers do not value our new or diversified products, services or features, they may choose not to use our online marketplace or pay for our services.
Attempting to develop and deliver new or diversified products, services or features is costly and involves inherent risks and difficulties. We cannot guarantee that we will be able to successfully manage these product developments or that they will work as intended or provide value to families and caregivers. In addition, some new or diversified products, services or features may be difficult for us to market and may also involve unfavorable pricing. Even if we succeed, we cannot guarantee that our members will respond favorably.
Many individuals use mobile devices to access online services. If we are unable to effectively operate or monetize on mobile devices, our business could be adversely affected.
The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. In fiscal year 2018, we had an average of over 9.4 million unique visitors to our platform each month, 61% of whom visited our site from mobile devices. Throughout fiscal 2019, we expect the percentage of visitors from mobile devices to increase. If the mobile solutions we have developed do not continue to meet the needs of prospective members or current members, they may not register for our services, they may not become paying members and/or they may reduce their usage of our services and our business could suffer. Additionally, we are dependent on the interoperability of Care.com with popular mobile operating systems

See accompanying notes to the condensed consolidated financial statements that we do not control, such as Android and iOS, and any changes in such systems and terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products, prevent our ability to promote our services, or impact how we monetize our services could adversely affect our revenue or operating results.
Our business depends on the strength of our brand. If we are the subject of negative publicity, if the services we provide fail to meet our members’ expectations, if inappropriate actions by certain of our members are attributed to us, or if we are the target of lawsuits or investigations, our brand may be damaged, and we may be unable to maintain or expand our base of members and paying families.
The strength of our brand is essential to our business. Member awareness, and the perceived value, of our brand depends largely on the success of our marketing efforts and the ability of our members to have a consistent, high-quality experience with our service. As a result, we must ensure that our new and existing members are satisfied with our products and services. Negative publicity, complaints or negative views regarding our products or services, irrespective of their validity, could diminish members’ and prospective members’ confidence in and use of our platform and adversely impact our brand. For example, we have in the past been, and may in the future be, the subject of media reports that cast our business practices or the products and services we provide in a negative light. We have also been the subject of media reports that have criticized our ability to detect and remove bad actors from our site. There have also been news reports of alleged criminal conduct by members who may have met their alleged victims through our site, including sexual abuse and conduct resulting in death. In some cases lawsuits have been filed against Care.com relating to such conduct. In addition, in recent years there has been an increase in fraud perpetrated against caregivers who seek employment opportunities on sites such as ours, and Care.com has been featured in news reports regarding these scams. Regardless of the accuracy of these reports, the validity of their claims or our response, such reports may have the effect of undermining confidence in our brand or increasing the perceived risk of using our services, which could affect our ability to attract and retain paying members and, as a result, negatively impact our results of operations. Even if the effect of such reports on our results of operations is limited, the perception that they could negatively impact our business could cause a decline in the price of our stock disproportionate to the actual harm caused.
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

See accompanying notes to the condensed consolidated financial statements areas where we have offices, is intense. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.
In August 2019, Sheila Lirio Marcelo, our president and chief executive officer, announced on behalf of the Company that the Company will initiate a search for a new Chief Executive Officer and that she will transition to the role of Executive Chairwoman to focus her efforts on advocating for improvements and innovations in the country’s care infrastructure to better enable families to find quality care and caregivers to find meaningful work. Ms. Marcelo will remain CEO until her successor is appointed, participating in the search process with the other members of the Board of Directors, and transition to Executive Chairwoman at that time. Such announcement follows our announcement in June 2019 of the resignation of Michael Echenberg, our chief financial officer, which will become effective on August 30, 2019, at which time an acting chief financial officer will be appointed.  The upcoming departure of two of our senior executives and the concomitant transitions of their responsibilities to new executives have the potential to negatively affect our operations, including by impeding management’s ability to execute its business strategy, diverting management attention and resources, disrupting our relationships with our employees, customers, suppliers and investors, and hindering our ability to retain our current employees and hire new employees.  In addition, there is no guarantee we will be able to find suitable successors promptly, or at all, or that we will be able to integrate the successors we hire into our management team.  Even if the risks related to the departures of Ms. Marcelo and Mr. Echenberg do not materialize, the perception that they could may harm our business or cause our stock price to fall.
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
We seek to continually enhance our members’ experience with our products and services with the objective of maximizing our long-term financial performance. As a result, we frequently make product and investment decisions that may not prioritize our short-term results. For example, we intend to make substantial investments to expand the breadth and depth of the preliminary screening procedures that apply to individual caregivers on our U.S. consumer matching platform. Even though we believe that these enhancements will improve the quality of our platform, in the short term they will increase our costs and may have the effect of reducing or eliminating our operating margins and profitability, thereby harming our financial performance. As a result, our investments could have a material adverse effect on our stock price and results of operations in the short term. The success of these investments depends on a number of factors, some of which are outside of our control, including our ability to implement

See accompanying notes to the condensed consolidated financial statements additional screening measures cost-effectively, the availability of screening services from third-party providers at a cost and scale that permits us to operate profitably and the acceptance by consumers and regulators of changes to our business practices as they relate to the additional screening measures.  Because there is no guarantee that they will produce the benefits we expect, we cannot assure that these effects will be temporary or will be reduced or eliminated in the future.
Our ongoing investments in safety may reveal additional instances in which caregivers with criminal backgrounds have been able to use our website to provide services to families seeking care.
We are making substantial investments and changes to our operating procedures to improve the quality, safety and reliability of our U.S. consumer matching services.  As part of these efforts we expect to significantly increase the number of caregivers who are subjected to criminal background checks, including by running additional background checks on caregivers who had profiles on our website before these changes were implemented, or who have already used our website to find employment with families.  It is possible these background checks will reveal criminal conduct by caregivers that neither we nor the families who hired the caregivers were aware of before.  The discovery of previously unknown criminal activity by caregivers who use our site may negatively affect user trust and engagement, harm our reputation and brand and adversely affect our business and financial results.  It may also subject us to additional litigation, regulatory scrutiny and inquiries and negative media reports and other publicity, any of which could subject us to monetary penalties and damages, divert management’s time and attention and lead to enhanced regulatory oversight.
If we fail to cost-effectively attract and retain qualified caregivers, or to increase the utilization of our platform by existing caregivers, our business, financial condition and results of operations could be harmed.
The success of our business and the strength of our brand is substantially dependent on our ability to reliably match families who are seeking care with qualified caregivers who can meet their needs.  We are enhancing the rigor of the pre-screening and background checking procedures that the caregivers on our U.S. consumer matching platform are subjected to.  As we implement these procedures, some caregivers who seek to use our platform, including caregivers who have used our platform in the past, will be unable to do so, which may decrease the number of caregivers who are able to offer their services through our site.  Any such reduction could result in increased competition for qualified caregivers or higher costs of recruitment and retention.
In addition, changes in laws and regulations in the jurisdictions in which we operate, including those related to immigration, labor, employment, background checks and privacy could reduce the number of caregivers who are able to offer their services on our platform.  For example, legislators or regulators could pass laws or adopt regulations that require caregivers to undergo a materially different type of qualification, screening or background check process, or that limit our ability to access information used in the background check process in an efficient manner, which could prevent or substantially increase the cost of running certain kinds of background checks.  If we are unable to cost-effectively attract and retain qualified caregivers in a volume sufficient to meet the needs of our care-seeking families, our business, financial condition and results of operations may be harmed.  Furthermore, we rely on a single background-check provider in certain jurisdictions, and we may not be able to arrange for adequate background checks from a different provider on commercially reasonable terms or at all.  Any failure of this provider to provide background checks on a timely basis would diminish our capacity to efficiently and cost-effectively attract and retain qualified caregivers.
If we fail to adapt our operations to meet the increased contractual demands of our Care@Work clients, our brand and results of operations may be negatively impacted.
The significance of our Care@Work offering to commercial clients has grown as we have entered into agreements with large organizations with operations throughout the United States and around the world. Meeting our contractual obligations to such organizations has demanded significant management attention, and has required us to undertake a rapid expansion of the scale and complexity of our Care@Work operations. If we fail to meet our contractual obligations to our Care@Work clients, they may seek to terminate their contracts with us and recover damages, which would have a negative effect on our results of operations. In addition, such failure could result in negative publicity and reputational harm, hurting our brand and making it more difficult for us to keep our current clients and attract new ones. Even if we are successful meeting our obligations under existing contracts with our Care@Work clients, there is no guarantee that such clients will continue their relationships with us through or beyond their current contractual term. Any termination of a contract by our Care@Work clients would have a negative effect on our results of operations, and could result in negative publicity and reputational harm, hurting our brand and making it more difficult for us to keep our current clients and to engage new clients such that our investments in our Care@Work offering will generate the targeted return.
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

See accompanying notes to the condensed consolidated financial statements

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
As part of our growth strategy, we intend to grow our Care@Work solutions. Although we have continued to acquire new customers, our growth could be adversely affected if we are unable to acquire new customers at the same rate or volume as we have in the past. Additionally, our growth could be impacted if we are unable to scale our internal enterprise sales team. Further, our Care@Work solutions grow, we are increasing the scale of our in-home and in-center back-up care network, which involves third-party relationships, as well as the operations required to deliver these services, and we will need to continue to do so in the future. We may also need to further differentiate our Care@Work products and services to effectively compete with our competition. If we fail to continue to acquire new customers, scale our internal enterprise sales team and operations, scale our in-home and in-center back-up care network and differentiate our Care@Work products and services, then our growth may be adversely impacted. For more information about risks related to the growth of our Care@Work solutions, see “If we fail to adapt our operations to meet the increased contractual demands of our Care@Work clients, our brand and results of operations may be negatively impacted,” above.
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
We depend on search engines and job board sites to attract a significant percentage of our members, and changes to those businesses’ rankings or listings practices, algorithms or pricing could impact our ability to attract new members.
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
Third-party job board sites are also an important part of our caregiver acquisition efforts. Many of our caregivers are drawn to our site by job listings that are created on our platform and that appear in organic searches on those job boards. Some job board aggregators have denied certain of our listings, or removed certain listings we have posted. If a greater portion of our listings are denied we may have to find alternative paid sources to acquire caregivers, which would impact our ability to attract new members and increase our acquisition costs.
Data security and integrity are critically important to our business, and breaches of security, unauthorized disclosure of information about our members, denial of service attacks or the perception that member information is not secure could result in a material loss of business, substantial legal liability or significant harm to our reputation.

See accompanying notes to the condensed consolidated financial statements

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
Any unauthorized disclosure of sensitive or confidential business or member information, information, including as a result of cyber- attacks or other security breaches, could cause a loss of data, give rise to remediation or other expenses, disrupt our operations, expose us to substantial liability under federal, state and foreign laws, and subject us to litigation and investigations, which could have an adverse effect on our business, cash flows, financial condition and results of operations. In addition, some laws and regulations mandate notification to affected individuals and regulatory authorities in the event that personal data is accessed or acquired by unauthorized persons. For example, the GDPR, which was adopted by the European Union (“E.U.”) in 2016 and went into effect in May 2018, includes data breach notification requirements in regard to both affected individuals and E.U. data protection authorities (depending on the facts of the breach) with which we will have to comply. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.
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
Diverse legal and industry requirements in the regions where our members and site visitors reside may apply to our collection, use, storage and sharing of information about such individuals, including to the extent that our members choose to share data about themselves or family members in connection with potential employment in the home setting. The scope of these privacy and data protection obligations are changing in substantial and unpredictable ways, are subject to differing interpretations, and may be inconsistent between different regions or conflict with other rules. For example, the E.U.-U.S. Safe Harbor program was invalidated and replaced with the Privacy Shield program in 2016. Privacy Shield has been subject to legal challenges and may not be appropriate for us.
The GDPR came into effect on May 25, 2018, replacing the Data Protection Directive 95/46/EC. The GDPR introduces stringent operational requirements for companies established in the E.U. or European Economic Area (“EEA”), or those outside the E.U. or EEA but which are targeting or monitoring individuals located in the E.U. or EEA, including fulfilling new and strengthened rights for data subjects (e.g., the right to erasure of personal data, data portability, etc.), detailed disclosures to data subjects (including disclosure of the legal basis on which personal data is processed), additional obligations when contracting with service providers, mandatory data breach notification requirements, appropriate privacy governance framework to be implemented including policies, procedures, training and data audit, and increased fines, with potential fines for violations of certain provisions of the GDPR reaching as high as the greater of €20 million or 4% of a company’s total annual global revenue. In addition, failure by us, our partners, our vendors, our employees or our contractors to comply with the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our use of data, enforcement notices, or potential civil claims including class actions where individuals suffer harm.
We are subject to E.U. rules with respect to cross-border transfers of personal data out of the E.U. and EEA. While currently we have legally recognized mechanisms in place which are based on E.U. Commission approved model clauses and/or other permitted mechanisms that we believe allow for the transfer of E.U. member, customer, and employee information to the United

See accompanying notes to the condensed consolidated financial statements

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

See accompanying notes to the condensed consolidated financial statements

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
We have acquired complementary businesses in the past. The benefits that we expect to achieve as a result of our acquisitions depend in part on our ability to realize anticipated growth opportunities and cost savings synergies. Our success in realizing these opportunities and synergies and the timing of this realization depend among other things on the successful integration of the acquired companies’ businesses and operations with our businesses and operations and the adoption of our respective best practices. Even if we are able to integrate these businesses and operations successfully and implement those strategic initiatives, it may not result in the realization of the full benefits of the growth opportunities and synergies we currently expect to achieve, within the anticipated time frame or at all. If a company we purchase does not perform as we expect, our investment could become impaired or we could discontinue the operations and our financial results could be negatively impacted.
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

•
responsibility for the liabilities of acquired businesses, whether such liabilities were disclosed to us or not prior to our acquisition and whether such liabilities meet or exceed our estimates, including, without limitation liabilities arising out of the acquired businesses’s failure to maintain effective data protection and privacy controls and comply with applicable regulations;

•	difficulties in assigning or transferring intellectual property licensed by acquired companies from third parties to us or our subsidiaries;

•	potential loss of key employees of the acquired companies;

•	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with GAAP;

•
difficulties in integrating acquired companies’ systems controls, policies and procedures to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002; and

See accompanying notes to the condensed consolidated financial statements

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
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the second quarter of 2019, we recorded a pre-tax goodwill and intangible asset impairment charges of $5.3 million and $2.9 million, respectively, related to our Figure 8 acquisition. We will need to continue to evaluate the carrying value of our goodwill and may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined, which could adversely impact our results of operations, prospects and financial position. As of June 29, 2019, our goodwill balance was $68.1 million and our intangible asset balance was $3.5 million, which represented 28% and 1% of total consolidated assets, respectively.
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

See accompanying notes to the condensed consolidated financial statements

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
The number of registered members in our marketplace is significantly higher than the number of paying families because some families choose to register, but not become paying families, and others become paying families, but choose not to renew their paid memberships. If we are not able to attract new registered families, convert registered families to paying families or retain our paying families for longer periods of time our business may not grow as fast as we expect, or at all, which would harm our operating and financial results and may cause our stock price to decline. Therefore, we must provide features and products that demonstrate the value of our marketplace to our members and motivate them to become paying members. If we fail to successfully motivate our members to do so, our business and operating results could be adversely affected.
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
Our members access information through our websites and mobile apps. Our reputation and ability to acquire, retain and serve our members depend upon the reliable performance of our websites and mobile apps and the underlying network infrastructure. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, computer viruses or physical or electronic break-ins, denial of service attacks, capacity constraints and fraud or security violations. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our solutions become more complex and if our user traffic increases. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may use other services and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users and increase engagement on our website and mobile apps, as well as our ability to generate revenue from our paying families. These negative effects could be especially pronounced if our platform becomes unavailable or if its performance degrades during peak usage times. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our infrastructure to

See accompanying notes to the condensed consolidated financial statements accommodate actual and anticipated changes in our business and in our technology, our business and operating results may be harmed.
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
We have implemented disaster recovery procedures that allow us to move our services to a back-up operating infrastructure in the event our primary operating infrastructure fails or otherwise becomes unavailable. However, these procedures do not allow an instantaneous transition from our primary to our back-up operating infrastructure. Therefore, if our primary operating infrastructure becomes inoperable, there will be a period of time during which our platform will be unavailable while the transition to our back-up operating infrastructure takes place. Any period during which our existing members are unable to access our services, or prospective members are unable to register on our website, could negatively affect our business.
Interruptions or delays in service arising from our third-party vendors could impair the delivery of our service and harm our business.
We rely upon third-party vendors to provide certain services upon which we rely, including data center, communications and networking infrastructure services, credit card and payment processing services, background checking services, in-center and in-home back-up care services, email management and delivery services, customer relationship management services and other services critical to our business. The operation of our product and service offerings could be impaired if the availability of these services is interrupted or limited in any way. We have contractual relationships with these parties but do not have physical control over their daily operations, which increases our vulnerability to problems with the services they provide. If any of these third-party service providers terminates its relationship with us, or does not provide an adequate level of service to our members, it would be disruptive to our business as we seek to replace the service provider or restore an adequate level of service.
In addition, these service providers are vulnerable to damage or interruption from tornadoes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, acts of vandalism, the failure of physical, administrative and technical security measures, terrorist acts, human error, financial insolvency and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and unauthorized access to, or alteration of, the content and data contained on our systems and the content and data that these third-party vendors store and deliver on our behalf.
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

See accompanying notes to the condensed consolidated financial statements

With respect to our consumer matching solutions, we compete for families, caregivers, employers and care-related businesses with traditional offline consumer resources, online job boards and other online care marketplaces. We also compete for a share of care-related businesses’ overall recruiting and advertising budgets with traditional, offline media companies and other internet marketing providers. Our principal competitors are Craigslist, a ‘‘free to consumer’’ website, and UrbanSitter and Sittercity, which are online care-specific marketplaces. Our principal competitor in our employer channel is Bright Horizons. In the consumer payments market, Care.com HomePay competes with similar products offered by HomeWork Solutions, Inc., NannyChex and GTM Payroll Services. In addition, we may in the future be subject to competition from companies that operate other online marketplaces and that decide to expand into the online care market or other established companies that decide to expand into the consumer payments market. These potential competitors may be larger and have more resources than we do, may enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. As a result, these potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities or technologies.
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
Our business depends on the overall demand for care. Our prospective members’ employment and income impact their demand for care. Adverse economic conditions, including increases in unemployment or reductions in labor force participation in general or among our members and prospective members, could reduce the number of dual-income families- a key component of our target market- and therefore the number of families seeking care. In addition, if consumer spending is reduced due to a weak economy, families may decrease spending on care services they believe to be non-essential, such as housekeeping and tutoring, or reduce or eliminate certain activities that typically require the services of our caregivers, such as date nights that require babysitters and vacations that may require pet sitters. As a result, weakened adverse changes in prevailing economic conditions could decrease the traffic on our platform, reduce sales of our products and services and delay adoption of new offerings.
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

See accompanying notes to the condensed consolidated financial statements

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
In the United States we acquire information about our members from consumer credit reporting agencies and other third-party sellers of public data. We use this information in an effort to verify the accuracy of certain information that some of our members provide about themselves and to advance our business objective to maintain a trusted online community for our members. We also facilitate the purchase and sharing of third-party consumer reports and background checks by members, subject to the permission of the individual who is the subject of the report. The Fair Credit Reporting Act, or the FCRA, applies to consumer credit reporting agencies as well as data furnishers and users of consumer reports, as those terms are defined in the FCRA. The FCRA promotes the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes, including for employment. The FCRA limits the distribution and use of consumer reports and establishes consumer rights to access and dispute their own credit files, among other rights and obligations. Members who access consumer reports about job applicants via our service expressly agree to follow the FCRA requirements for employers. Violation of the FCRA can result in civil and criminal penalties. The U.S. Federal Trade Commission, the U.S. Consumer Financial Protection Bureau and state attorneys’ general, acting alone or in cooperation with one another, actively enforce the FCRA, as do private litigants. Many states have enacted laws with requirements similar to the FCRA. Some of these laws impose additional, or more stringent, requirements than the FCRA.
In addition, the payment processing and tax preparation industries are receiving heightened attention from federal and state governments. New legislation, regulation, public policy considerations, litigation by the government or private entities or new

See accompanying notes to the condensed consolidated financial statements

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
Our practices surrounding the auto-renewal of our paid subscriptions have been, and may in the future be, the subject of regulatory scrutiny and litigation.
We offer members a paid subscription service that auto-renews until downgraded to a non-paying membership. Many states have enacted laws specific to auto-renewing contracts and other states are considering such laws. Among other things, these laws may require specific notifications to or consents from consumers prior to and/or after a consumer agrees to an auto-renewing contract, including reminder notifications prior to a subscription renewing, and may specify the manner in which such notifications are given. Governmental investigations in connection with these laws can result in increased legal fees and settlements that require the payment of fines, changes to our business practices, or both. Violations of a state auto-renew laws can result in civil penalties and in many instances render the contract unenforceable, which could result in a refund of all fees paid under the contract. We have been and are subject to regulatory investigations in connection with our auto-renew practices. For example, the Marin County District Attorney’s Office is conducting an investigation related to the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website. In addition, our contractual counter-parties may require us to make changes to our operating procedures related to the auto-renewal of our paid subscriptions. Any changes to our auto-renew practices that are required in connection with these investigations, that are required by law or by third parties, or that we deem are necessary or appropriate in light of the business and regulatory environments in which we operate may have a negative effect on our results of operations.
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
We offer families the ability to purchase and view through our marketplace background checks, including criminal background checks, of caregivers they are interesting in hiring, subject to the caregivers’ consent, and we have begun expanding the criminal

See accompanying notes to the condensed consolidated financial statements background checks that we run on caregivers actively seeking jobs via the U.S. consumer matching services as part of our preliminary caregiver screening procedures. We contract with third-party agencies that we believe are reputable to offer a variety of background checks that range in cost and comprehensiveness. For various reasons, including federal and state law limitations, state and county criminal record reporting system limitations, and human and electronic misstatements or errors, even the most comprehensive background check offered may not disclose the existence of all criminal records in all jurisdictions. These checks are performed with the consent of the person being checked, using information he or she provides, such as home address, social security number, date of birth, and name. If a member provides incorrect information, the check might be run with inaccurate identifying data, which can impact the validity of the criminal check. Finally, criminal records are not always reported accurately or promptly, and human and electronic error can result in inaccurate or incomplete reporting. Even though we disclose to families that the background checks run during caregiver screenings or that families purchase and/or view through our marketplace are not comprehensive and may not be accurate, up to date or complete, we are and may continue to be subject to lawsuits alleging that background checks offered and viewed through our marketplace failed to completely or accurately disclose the criminal history of a caregiver, which resulted in the family hiring the caregiver and experiencing a loss for which we are responsible. We are, and in the future may be, subject to government investigations and inquiries into whether we failed to adequately describe or disclose the limitations of background checks conducted in connection with our services. The incidence of, and our potential liability and losses in connection with, these lawsuits and investigations may increase as we expand the scope of the screening we conduct as a matter of course on individual caregivers who use our U.S. consumer matching services. Our failure to successfully defend or settle any of these litigations or government proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations. Even if we are able to successfully defend or favorably resolve a litigation, proceeding or investigation, publicity surrounding such litigation, proceeding or investigation could have a negative effect on our reputation and brand, which could harm our business and cause our stock price to fall.
In addition, a significant portion of the information available through our online marketplace, including job postings, caregiver profiles and photographs, is generated by families, caregivers and third parties. We also allow care-related businesses and other third parties to advertise their products and services on our websites and include links to third-party websites. We could be exposed to liability with respect to this information. Members could assert that information concerning them on our website contains errors or omissions and/or seek damages from us for losses incurred if they rely upon incorrect information provided by our members, care-related businesses or others. We could also be subject to claims that individuals posting information on our websites do not have the right to post such information or are infringing the rights of third parties, such as copyrights in photographs and privacy and publicity rights. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we are liable for wrongful actions by the third parties operating those websites. These claims also may be brought under foreign laws that often do not provide the same protections for online services companies that laws in the United States do. We could incur significant costs in investigating and defending against these claims even if they do not result in liability to us.
We also allow families to submit reviews of caregivers. Our terms of use prohibit members from providing inaccurate, misleading, defamatory or false information to us or to any other user of our website and that all opinions expressed must be genuinely held. However, we do not have a regular practice of verifying the accuracy of all of the information provided by our members. There is a risk that a review or other content posted by a member may be considered defamatory or otherwise offensive, objectionable or illegal under applicable law. We also have been and may in the future be subject to claims that we failed to detect and remove unsafe members from our website-based content provided in reviews. Therefore, there is a risk that publication on our website of our ratings and reviews may result in a suit against us for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, discrimination, or other legal claims. Even if these claims do not result in liability to us, they may result in costly and time-consuming litigation and/or injury to our reputation.
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

See accompanying notes to the condensed consolidated financial statements

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
We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may not be available on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could seriously harm our business, operating results and financial condition. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will be detected.

See accompanying notes to the condensed consolidated financial statements

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
Our provision for (benefit from) income taxes is subject to volatility and could be adversely affected by the following:
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

See accompanying notes to the condensed consolidated financial statements

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

See accompanying notes to the condensed consolidated financial statements

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
Shares of our common stock were sold in our initial public offering in January 2014 at a price of $17.00 per share and, from the date our common stock first traded on the New York Stock Exchange through July 26, 2019 our common stock has subsequently traded as high as $29.25 and as low as $4.89. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this ‘‘Risk Factors’’ section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:
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

See accompanying notes to the condensed consolidated financial statements

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

See accompanying notes to the condensed consolidated financial statements

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
CapitalG may exercise influence over us, including through their ability to designate and the ability of the Series A Preferred Stockholders to elect a member of our Board of Directors, and their interests may not always be aligned with the holders of our common stock.
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

See accompanying notes to the condensed consolidated financial statements

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

CARE.COM, INC.

Dated: August 6, 2019	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 6, 2019	By: /s/ MICHAEL ECHENBERG
Michael Echenberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

See accompanying notes to the condensed consolidated financial statements