Form 10-Q
period 2019-09-30
Care.com Inc
filed 2019-11-06
CIK 1412270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of November 1, 2019, there were 33,128,379 shares of the registrant's common stock, $0.001 par value, outstanding.

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

PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

See accompanying notes to the condensed consolidated financial statements

	September 30, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$94,560	$92,432
Short-term investments	35,000	35,099
Accounts receivable (net of allowance of $100 and $100, respectively) (1)	6,488	4,663
Unbilled accounts receivable (2)	6,684	6,394
Prepaid expenses and other current assets	7,389	7,223
Total current assets	150,121	145,811
Property and equipment, net	3,336	3,423
Intangible assets, net	3,249	4,061
Goodwill	67,321	68,176
Other non-current assets	3,129	2,859
Operating lease right of use assets, net	23,525	—
Deferred tax assets	—	43,737
Total assets	$250,681	$268,067

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable (3)	$2,277	$3,437
Accrued expenses and other current liabilities (4)	25,176	20,463
Current contingent acquisition consideration	1,000	1,527
Deferred revenue (5)	24,459	20,176
Current operating lease liabilities	5,587	—
Total current liabilities	58,499	45,603
Non-current contingent acquisition consideration	—	438
Deferred tax liability	1,835	—
Other non-current liabilities	3,568	6,806
Non-current operating lease liabilities	24,619	—
Total liabilities	88,521	52,847
Contingencies (see Note 6)	—	—
Series A Redeemable Convertible Preferred Stock, $0.001 par value - 46 shares designated; 46 shares issued and outstanding at September 30, 2019 and December 29, 2018; at aggregate liquidation and redemption value at September 30, 2019 and December 29, 2018, respectively	55,199	53,007
Stockholders' equity
Preferred Stock: $0.001 par value - authorized 5,000 shares at September 30, 2019 and December 29, 2018, respectively	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 33,082 and 32,057 shares issued and outstanding at September 30, 2019 and December 29, 2018, respectively	33	32
Additional paid-in capital	299,679	286,295
Accumulated deficit	(192,191)	(124,122)
Accumulated other comprehensive (loss) income	(560)	8
Total stockholders' equity	106,961	162,213
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$250,681	$268,067
(1) Includes accounts receivable due from related party of $231 and $421 at September 30, 2019 and December 29, 2018, respectively. (Note 14)

See accompanying notes to the condensed consolidated financial statements

(2) Includes unbilled accounts receivable due from related party of $610 and $680 at September 30, 2019 and December 29, 2018, respectively. (Note 14)
(3) Includes accounts payable due to related party of $0 and $530 at September 30, 2019 and December 29, 2018, respectively. (Note 14)
(4) Includes accrued expenses and other current liabilities due to related party of $1,352 and $403 at September 30, 2019 and December 29, 2018, respectively. (Note 14)
(5) Includes deferred revenue associated with related party of $57 and $1 at September 30, 2019 and December 29, 2018, respectively. (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018

Revenue (1)	$53,285	$49,160	$157,599	$142,451
Cost of revenue	15,598	11,532	43,050	30,798
Operating expenses:
Selling and marketing (2)	17,732	16,439	53,287	49,197
Research and development	8,417	8,860	36,563	25,640
General and administrative	13,281	10,987	35,604	33,047
Depreciation and amortization	478	416	1,408	1,245
Goodwill and intangible asset impairment charge	—	—	8,183	—
Restructuring and right of use asset impairment charges	(134)	89	2,855	568
Total operating expenses	39,774	36,791	137,900	109,697
Operating (loss) income	(2,087)	837	(23,351)	1,956
Other (expense) income, net	(222)	38	454	(168)
(Loss) income before income taxes	(2,309)	875	(22,897)	1,788
(Benefit from) provision for income taxes	(73)	(977)	45,172	(2,592)
Net (loss) income	(2,236)	1,852	(68,069)	4,380
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(773)	(718)	(2,192)	(2,063)
Net (income) attributable to Series A Redeemable Convertible Preferred Stock	—	(155)	—	(321)
Net (loss) income attributable to common stockholders	$(3,009)	$979	$(70,261)	$1,996

Net (loss) income per share attributable to common stockholders (Basic):	$(0.09)	$0.03	$(2.16)	$0.06
Net (loss) income per share attributable to common stockholders (Diluted):	$(0.09)	$0.03	$(2.16)	$0.06

Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	32,863	31,356	32,539	30,980
Diluted	32,863	33,880	32,539	33,633

(1) Includes related party revenue of $937 and $819 for the three months ended September 30, 2019 and September 29, 2018, respectively. Includes related party revenue of $2,759 and $2,161 for the nine months ended September 30, 2019 and September 29, 2018, respectively. (Note 14)
(2) Includes related party expenses of $3,482 and $2,912 for the three months ended September 30, 2019 and September 29, 2018, respectively. Includes related party expenses of $9,946 and $8,565 for the nine months ended September 30, 2019 and September 29, 2018, respectively. (Note 14)

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018

Net (loss) income	$(2,236)	$1,852	$(68,069)	$4,380

Other comprehensive loss:
Foreign currency translation adjustments	(505)	14	(568)	(236)
Comprehensive (loss) income	$(2,741)	$1,866	$(68,637)	$4,144

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except per share data)
(unaudited)

	Redeemable Convertible Preferred Stock		Stockholders' Equity
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance at December 30, 2017	46	$50,259	30,390	$30	$266,030	$(177,145)	$546	$89,461
Cumulative effect of ASC 606 adoption	—	—	—	—	—	133	—	133
Exercises of stock options	—	—	228	1	1,252	—	—	1,253
Issuance of restricted stock units	—	—	215	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,712	—	—	3,712
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	680	—	—	(680)	—	—	(680)
Foreign currency translation adjustment	—	—	—	—	—	—	200	200
Net income	—	—	—	—	—	2,697	—	2,697
Balance at March 31, 2018	46	50,939	30,833	31	270,314	(174,315)	746	96,776
Exercises of stock options	—	—	249	—	1,943	—	—	1,943
Issuance of restricted stock units	—	—	157	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,988	—	—	4,988
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	665	—	—	(665)	—	—	(665)
Foreign currency translation adjustment	—	—	—	—	—	—	(450)	(450)
Net loss	—	—	—	—	—	(169)	—	(169)
Balance as of June 30, 2018	46	$51,604	31,239	$31	$276,580	$(174,484)	$296	$102,423
Exercises of stock options	—	—	190	—	1,551	—	—	1,551
Issuance of restricted stock units	—	—	215	1	—	—	—	1
Stock-based compensation	—	—	—	—	4,281	—	—	4,281

See accompanying notes to the condensed consolidated financial statements

Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	718	—	—	(718)	—	—	(718)
Foreign currency translation adjustment	—	—	—	—	—	—	14	14
Net income	—	—	—	—	—	1,852	—	1,852
Balance as of September 29, 2018	46	$52,322	31,644	$32	$281,694	$(172,632)	$310	$109,404

See accompanying notes to the condensed consolidated financial statements

	Redeemable Convertible Preferred Stock		Stockholders' Equity
			Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance at December 29, 2018	46	$53,007	32,057	$32	$286,295	$(124,122)	$8	$162,213
Exercises of stock options	—	—	168	—	1,267	—	—	1,267
Issuance of restricted stock units	—	—	201	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,054	—	—	4,054
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	718	—	—	(718)	—	—	(718)
Foreign currency translation adjustment	—	—	—	—	—	—	(266)	(266)
Net loss			—	—	—	(1,028)	—	(1,028)
Balance at March 30, 2019	46	53,725	32,426	32	290,898	(125,150)	(258)	165,522
Exercises of stock options	—	—	124	—	420	—	—	420
Issuance of restricted stock units	—	—	189	1	—	—	—	1
Stock-based compensation	—	—	—	—	7,282	—	—	7,282
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	701	—	—	(701)	—	—	(701)
Foreign currency translation adjustment	—	—	—	—	—	—	203	203
Net loss	—	—	—	—	—	(64,805)	—	(64,805)
Balance at June 29, 2019	46	54,426	32,739	33	297,899	(189,955)	(55)	107,922
Exercises of stock options	—	—	6	—	46	—	—	46
Issuance of restricted stock units	—	—	337	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,507	—	—	2,507
Accretion of Series A Redeemable Convertible Preferred Stock dividends	—	773	—	—	(773)	—	—	(773)
Foreign currency translation adjustment	—	—	—	—	—	—	(505)	(505)
Net loss	—	—	—	—	—	(2,236)	—	(2,236)
Balance as of September 30, 2019	46	$55,199	33,082	$33	$299,679	$(192,191)	$(560)	$106,961

See accompanying notes to the condensed consolidated financial statements

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2019	September 29, 2018
Cash flows from operating activities
Net (loss) income	$(68,069)	$4,380
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	13,843	12,981
Depreciation and amortization	2,150	1,527
Deferred income taxes	44,750	(2,712)
Contingent consideration expense	—	29
Change in fair value of contingent consideration	669	257
Loss on impairment of goodwill and intangible assets	8,183	142
Foreign currency remeasurement loss	545	606
Disposal of fixed assets	525	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,867)	497
Unbilled accounts receivable	(303)	(625)
Prepaid expenses and other current assets	(1,856)	(1,630)
Other non-current assets	(27)	(693)
Operating lease right of use assets and liabilities	(208)	—
Accounts payable	(1,150)	(678)
Accrued expenses and other current liabilities	5,420	4,677
Deferred revenue	4,376	3,645
Payments of contingent consideration in excess of acquisition date fair value	(521)	—
Other non-current liabilities	2,894	1,330
Net cash provided by operating activities	9,354	23,733

Cash flows from investing activities
Purchases of property and equipment; and software	(1,606)	(564)
Payments for acquisitions, net of cash acquired	(7,472)	(9,818)
Purchase of short-term investment	(50,000)	(35,099)
Sale of short-term investment	50,099	15,000
Other	(84)	—
Net cash used in investing activities	(9,063)	(30,481)

Cash flows from financing activities
Proceeds from exercise of common stock options	1,791	4,693
Payments of contingent consideration	(1,112)	—
Net cash provided by financing activities	679	4,693

Effect of exchange rate changes on cash and cash equivalents	(269)	(282)
Net (decrease) increase in cash and cash equivalents and restricted cash	701	(2,337)

See accompanying notes to the condensed consolidated financial statements

Cash and cash equivalents and restricted cash, beginning of the period	95,284	89,024
Cash and cash equivalents and restricted cash, end of the period	$95,985	$86,687
Cash and cash equivalents, end of the period	94,560	84,573
Restricted Cash (1)	1,425	2,114
Cash and cash equivalents and restricted cash, end of the period	$95,985	$86,687

Supplemental disclosure of cash flow activities
Cash paid for taxes	$427	$483

Supplemental disclosure of non-cash operating, investing and financing activities
Unpaid purchases of property and equipment	$—	$297
Series A Redeemable Convertible Preferred Stock dividend accretion	$2,192	$2,063

(1) As of the nine months ended September 30, 2019 $30 and $1,395 was included in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheet, respectively. As of the nine months ended September 29, 2018 $354 and $1,759 was included in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheet, respectively.

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Care.com, Inc., a Delaware corporation, was incorporated on October 27, 2006. Unless the context indicates otherwise, when used in this report, the terms “we,” “us,” “our,” “Care.com” and the “Company” mean Care.com, Inc. and its consolidated subsidiaries, collectively. We are the world’s largest online marketplace for finding and managing family care. Our consumer matching solutions enable families to connect to caregivers and caregiving services in a reliable and easy way, and our payment solutions enable families to pay caregivers electronically online or via their mobile device and to manage their household payroll and tax matters with Care.com HomePay. In addition, we serve employers by providing access to our platform to employer-sponsored families and we serve care-related businesses – such as day care centers, nanny agencies and home care agencies – that wish to market their services to our care-seeking families and recruit our caregiver members.
Certain Significant Risks and Uncertainties
We operate in a dynamic industry and, accordingly, our business is affected by a variety of factors. For example, we believe that negative changes in any of the following areas could have a significant negative effect on our future financial position, results of operations or cash flows: rates of revenue growth; member engagement and usage of our existing and new products; perception of our brand; coverage by the media and other publicity; retention of qualified employees and key personnel; management of our growth; scaling and adaptation of existing technology and network infrastructure; competition in our market; performance of acquisitions and investments; protection of our intellectual property; protection of customers’ information and privacy concerns; security measures related to our website; access to capital at acceptable terms; and outcomes of governmental investigations or other legal proceedings.
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
There have been no material changes in our significant accounting policies for the nine months ended September 30, 2019 as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, with the exception of the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update (“ASU”) No. 2016-02, “Leases (Topic 842)” in the first quarter of fiscal 2019. Refer below to “Recently Issued and Adopted Accounting Pronouncements” for further information.
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
Fiscal Year-End
Prior to June 30, 2019, we operated and reported using a 52 or 53 week fiscal year ending on the Saturday in December closest and prior to December 31. Accordingly, our fiscal quarters ended on the Saturday that fell closest to the last day of the third month of each quarter.
In the second quarter of fiscal 2019, our board of directors approved a resolution to change the Company’s fiscal year from a 52 or 53 week fiscal year to a calendar year. Accordingly, our current fiscal year will be extended from December 28, 2019 to December 31, 2019, with subsequent fiscal years beginning on January 1 and ending on December 31 of each year. Beginning June 30, 2019, the first day of our third quarter, our quarterly results will be for the three month periods ending March 31, June 30, September 30 and December 31.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

Subsequent Events Consideration
We consider events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events recorded in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019.
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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which requires that a customer in a cloud computing arrangement that is a service contract follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application is permitted. We have elected to prospectively adopt ASU No. 2018-15. Adoption will have no day one impact on the consolidated balance sheet.
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

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

2. Fair Value Measurements
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 29, 2018 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	September 30, 2019				December 29, 2018
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Money market mutual funds	$18,473	$—	$—	$18,473	$18,148	$—	$—	$18,148
Certificates of deposit	36,395	—	—	36,395	37,180	—	—	37,180
Total assets	$54,868	$—	$—	$54,868	$55,328	$—	$—	$55,328

Liabilities:
Contingent acquisition consideration	$—	$—	$1,000	$1,000	$—	$—	$1,964	$1,964
Total liabilities	$—	$—	$1,000	$1,000	$—	$—	$1,964	$1,964
The following table sets forth a summary of changes in fair value of our contingent acquisition consideration liability, which represents the recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

September 30, 2019
Contingent Acquisition Consideration
Beginning balance - December 29, 2018	$1,964
Change in fair value of contingent consideration	669
Payment of contingent consideration liability	(1,633)
Ending balance - September 30, 2019	$1,000
We recorded our estimates of the fair value of contingent consideration associated with the Town & Country Resources, Inc. and Trusted Labs, Inc. acquisitions based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent considerations and weighted probability assumptions of these outcomes. For both acquisitions, the fair value of the initial liability was estimated using the Monte Carlo simulation with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. Subsequently, the fair value of the liability was estimated using updated assumptions on the probability assessment of achievement of the financial and operating metrics. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of the achievement of certain financial and operational metrics, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the merger agreements. The cash portion of the contingent consideration liabilities have been discounted to reflect the time value of money, and therefore, as the milestone dates approach, the fair value of these liabilities will increase. Changes in fair value are recorded in general and administrative expense in the accompanying consolidated statements of operations.
Non-Recurring Fair Value Measurements
We re-measure the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets comprise long-lived assets, including property and equipment, right of use asset impairments, intangible assets and goodwill. In the nine months ended September 30, 2019 and September 29, 2018, no significant remeasurements were necessary. Other financial instruments not measured or recorded at fair value in the accompanying condensed consolidated balance sheets principally consist of accounts receivable, accounts payable and accrued liabilities. The estimated fair values of these instruments approximate their carrying values due to their short-term nature.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

In the quarter ended September 30, 2017, we ceased use of 25,812 square feet of the Company’s headquarters facility and recorded a restructuring liability, which upon adoption of ASC 842 we reclassified this liability as a reduction of the right-of-use asset associated with the lease. We have updated our estimate in subsequent periods, as discussed in Note 12. These estimates include assumptions for the time period it will take to obtain a subtenant, construction costs and certain sublease rates. These estimates may vary from the sublease agreements ultimately executed, if at all, and could result in an adjustment to the right of use asset. In the first and third quarters of fiscal 2018, we updated our assumptions for the expected time period it will take to obtain a subtenant for the remainder of the ceased use space. This resulted in an additional $0.6 million of charges, of which $0.5 million was incurred in the first quarter of fiscal 2018 and $0.1 million was incurred in the third quarter of fiscal 2018. We also updated our assumptions in the first, second and third quarters of fiscal 2019. We signed a sublease agreement for a portion of the ceased use space during the third quarter of fiscal 2019 and accordingly updated our estimates. The updated assumptions resulted in $0.2 million and $0.3 million of restructuring and right of use asset impairment charges in the first and second quarters of fiscal 2019, respectively. In the third quarter of fiscal 2019 a reduction to the restructuring and right of use asset impairments of $0.1 million was recorded, when the final sublease agreement was signed and the subtenant income was known. The measurement of our restructuring charges and right of use asset impairments using these assumptions is a level 3 measurement.
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
3. Revenue
Revenue Recognition
Revenue is recognized when control of the promised service is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the service. For all presentations below sales and usage-based taxes are excluded from revenue.
The following table presents our revenue disaggregated by major service lines for the three and nine months ended September 30, 2019 and September 29, 2018 (in thousands).

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018

Business-to-Consumer
Matching Solutions	$37,478	$36,814	$109,868	$103,965
Payment Solutions	6,530	6,058	21,923	20,488
Business-to-Business
Care@Work Solutions	6,875	4,367	18,937	12,468
Recruiting and Marketing Solutions and other	2,402	1,921	6,871	5,530
Total revenue	$53,285	$49,160	$157,599	$142,451
The following table presents our revenue disaggregated by timing of transfer of services for the three and nine months ended September 30, 2019 and September 29, 2018 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018

Point-in-time	$4,696	$4,205	$16,016	$13,314
Over-time	48,589	44,955	141,583	129,137
Total revenue	$53,285	$49,160	$157,599	$142,451
Contract Balances
The increase in the deferred revenue balance at September 30, 2019 as compared to December 29, 2018 was primarily driven by cash payments received for our obligation to perform future services during fiscal 2019, offset by $18.5 million of revenue recognized that was included in the deferred revenue balance as of December 29, 2018. We consider on-demand back-up care overages for our Care@Work offering to be constrained variable consideration in the transaction price until the constraint is resolved upon usage. The revenue recognized in the nine months ended September 30, 2019 related to on-demand back-up care overages for our Care@Work offering was $0.3 million.
Transaction Price Allocated to the Remaining Performance Obligations
For performance obligations that are part of contracts that have an original expected duration of greater than one year, we expect to recognize $1.5 million, $3.9 million, $1.4 million and $0.2 million of revenue related to our Care@Work offering in the remainder of fiscal 2019, fiscal 2020, fiscal 2021 and fiscal 2022, respectively, related to performance obligations that are currently unsatisfied (or partially satisfied) as of September 30, 2019.
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
Contract Costs
We capitalize sales commissions for new customer contracts in our business-to-business solutions offerings. Capitalized commissions are amortized over the period of expected benefit, which is the customer life and we estimate to be approximately five years. As of September 30, 2019, capitalized commissions were $1.6 million. For the three and nine months ended September 30, 2019 and September 29, 2018, amortized commission expense was (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018
Amortized commission expense	$96	$22	$295	$61
For renewal commissions with a renewal term of one year or less, we applied the practical expedient and expense commission when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expense.
4. Business Acquisitions
Filios Inc.
On January 4, 2019, we purchased all of the outstanding stock of Filios, Inc. (“Figure 8”), a mobile app for parents to organize and manage carpools, pursuant to which we acquired all of the outstanding shares of Figure 8 for total potential consideration of $12.6 million, consisting of $7.6 million as an up-front payment and four earn-outs of $0.5 million, $1.0 million, $1.0 million and $2.5 million to be earned consecutively over one-year periods for four years. All of the earn-outs were determined to be compensatory in nature based on required future services and product development milestones required to be achieved by the founders who will continue employment with us. The preliminary purchase price of $7.6 million was allocated to assets and liabilities as follows: $4.5 million of goodwill, $3.1 million in identified intangible assets, consisting proprietary technology in the form of Figure 8’s mobile application, and working capital assets and liabilities, which were immaterial. Additionally, we increased our goodwill by $0.8 million to record a deferred tax liability in purchase accounting related to the acquired intangible assets. In the second quarter of fiscal 2019, we decided to wind down our Figure 8 business. Please refer to Note 5 for further information on the impairment losses recorded.
Trusted Labs, Inc.
On July 12, 2018, we purchased all of the outstanding stock of Trusted Labs, Inc. (“Trusted”), an on-demand child care provider offering service in the San Francisco Bay Area and New York City, pursuant to which we acquired all of the outstanding shares of Trusted for total potential consideration of $8.1 million, consisting of an up-front payment of $4.6 million, up to $2.2 million in retention payments, earn-out payments of up to an aggregate of $1.0 million to be earned consecutively over three quarters following the closing, and payments of $0.3 million to settle liabilities. We estimated the fair value of the contingent consideration at the acquisition date to be $1.0 million and thus included this in the total accounting purchase price of $5.6 million. The purchase price of $5.6 million was allocated to assets and liabilities as follows: $3.4 million of goodwill, $2.5 million in identified intangible assets, consisting primarily of proprietary software and care-giver relationships, and $0.3 million in working capital liabilities, which were immaterial. The goodwill is primarily derived from synergies we expect as a result of the deal. Additionally, a discrete tax benefit of $0.6 million was recorded to account for the valuation allowance release primarily related to the acquired intangible assets which have increased fair market value basis for GAAP purposes but carryover basis for tax purposes, resulting in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.
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
Town & Country Resources, Inc.
On January 9, 2018, we entered into an asset purchase agreement with Town & Country Resources, Inc. (“Town & Country”), a premium home staffing agency in the San Francisco Bay Area, pursuant to which we acquired certain assets for total potential consideration of $7.0 million, consisting of $5.0 million as an up-front payment, and two earn-outs of up to $1.0 million each to be earned over consecutive one-year periods. We estimated the fair value of the contingent consideration at the

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

acquisition date to be $1.0 million and thus included this in the total accounting purchase price of $6.0 million. The preliminary purchase price of $6.0 million was allocated to assets and liabilities as follows: $4.8 million of goodwill, $1.2 million in identified intangible assets, consisting primarily of caregiver relationships and the Town & Country trade name, and working capital assets and liabilities, which were immaterial. The goodwill is primarily derived from synergies we expect as a result of the deal.
Pro forma information related to the acquisitions in fiscal 2018 and 2019 were not presented as the impact of the acquisitions on our consolidated results of operations is not significant.
5. Goodwill and Intangible Assets
The following table presents the change in goodwill for the periods presented (in thousands):

Balance as of December 29, 2018	$68,176
Effect of currency translation	(855)
Business acquisition	5,325
Goodwill impairment	(5,325)
Balance as of September 30, 2019	$67,321
In the second quarter of fiscal 2019, we decided to wind down our Figure 8 business. This resulted in an indicator of impairment for the associated goodwill and intangible assets. Given that Figure 8 was only acquired in the first quarter of fiscal 2019, we had not yet integrated the business into our existing reporting units. As we will be disposing of the business, our impairment assessment completed in the second quarter of fiscal 2019 resulted in an impairment loss of $8.2 million in the second quarter of fiscal 2019. This impairment loss comprised of the $5.3 million of goodwill recorded upon acquisition and $2.9 million of net proprietary software intangible assets.
Additionally, in the quarter ended June 29, 2019 we incurred other expenses of $3.9 million in stock-based compensation related to the acceleration of time-based restricted stock units granted as part of the acquisition of Figure 8 and $4.1 million associated with the acceleration of the earn-out payments as part of the decision to no longer invest in Figure 8. We recorded $7.5 million of these expenses as research and development expense with the remaining $0.5 million recorded in general and administrative expenses. The $8.2 million impairment loss for the goodwill and intangible asset was recorded as goodwill and intangible asset impairment charge in the consolidated statements of operations for the nine months ended September 30, 2019.
After the Figure 8 impairment loss in the second quarter of fiscal 2019, we had $47.1 million of accumulated impairment losses.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

The following table presents the detail of intangible assets for the periods presented (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (Years)

September 30, 2019
Indefinite lived intangibles	$260	$—	$260	N/A
Trademarks and trade names	4,714	(4,488)	226	5.3
Proprietary software	7,787	(5,665)	2,122	3.7
Internal software	227	(184)	43	1.1
Caregiver relationships	1,104	(731)	373	1.4
Customer relationships	8,509	(8,284)	225	3.3
Total	$22,601	$(19,352)	$3,249

December 29, 2018
Indefinite lived intangibles	$260	$—	$260	N/A
Trademarks and trade names	4,742	(4,441)	301	5.3
Proprietary software	7,869	(5,316)	2,553	4.5
Internal software	227	(141)	86	1.7
Leasehold interests	170	(163)	7	0.4
Caregiver relationships	1,116	(538)	578	2.1
Customer relationships	8,541	(8,265)	276	4.0
Total	$22,925	$(18,864)	$4,061
Amortization expense was $1.1 million and $0.7 million for the nine months ended September 30, 2019 and September 29, 2018, respectively. Of these amounts, $0.4 million and $0.4 million was classified as a component of depreciation and amortization, and $0.7 million and $0.3 million was classified as a component of cost of revenue in the condensed consolidated statements of operations for the nine months ended September 30, 2019 and September 29, 2018, respectively.
As of September 30, 2019, the estimated future amortization expense related to intangible assets for future fiscal years was as follows (in thousands):

2019 remaining	258
2020	984
2021	712
2022	679
2023	313
Thereafter	43
Total	$2,989
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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
In addition, on April 3, 2019, a complaint was filed against the Company and two of our officers, Sheila Lirio Marcelo, our chief executive officer, and Michael Echenberg, who was then our chief financial officer, in the U.S. District Court for the District of Massachusetts. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from March 27, 2015 to April 1, 2019, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, related to the Company’s disclosures about the screening of certain member information for criminal or other inappropriate inactivity. The complaint seeks compensatory and punitive damages, fees, interest, costs and other appropriate relief. A lead plaintiff has been appointed and on July 23, 2019 the court set a schedule for the completion of certain pretrial events. In accordance with that schedule, the plaintiffs filed an amended complaint on September 16, 2019 and the Company filed a motion to dismiss on November 1, 2019. The Company is unable to predict the ultimate outcome of this litigation, and therefore cannot estimate possible losses or ranges of losses, if any.
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
7. Stockholders’ Equity
Stock-Based Compensation
The following table summarizes stock-based compensation in our accompanying condensed consolidated statements of operations (in thousands). During the nine months ended September 30, 2019, we recorded an additional $3.9 million of stock compensation associated with the wind down of our Figure 8 business in research and development expense on the accompanying condensed consolidated statements of operations. Please refer to Note 5 for further information.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018

Cost of revenue	$136	$87	$346	$219
Selling and marketing	639	631	1,911	1,827
Research and development	503	1,105	7,063	3,134
General and administrative	1,229	2,458	4,523	7,801
Total stock-based compensation	$2,507	$4,281	$13,843	$12,981
Pursuant to our 2014 Incentive Award Plan (the “2014 Plan”), during the nine months ended September 30, 2019, we granted 1.3 million time-based restricted stock units (“RSUs”) to certain employees, advisors and directors, and 0.3 million performance-based RSUs (“PSUs”) to certain members of management and advisors.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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
RSUs and PSUs are not included in issued and outstanding common stock until the shares are vested and released. The grant-date fair value of an RSU and PSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share, which is the per share par value of our common stock.  The weighted-average grant-date fair value per vested share of RSUs and PSUs and the total fair value of vested shares from RSU and PSU grants were $16.10 and $11.6 million, respectively, for the nine months ended September 30, 2019. The weighted-average grant-date fair value per vested share of RSUs and PSUs and total fair value of per share of vested shares from RSU and PSU grants were $10.76 and $6.2 million, respectively, for the nine months ended September 29, 2018.
During the nine months ended September 29, 2018, we granted 0.1 million stock options to certain employees and directors with a weighted-average exercise price per share of $17.44. We did not grant any stock options during the nine months ended September 30, 2019.
A summary of stock option, RSU and PSU activity for the nine months ended September 30, 2019 was as follows (in thousands for shares and intrinsic value):

					Restricted Stock Units
	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted-Average Grant Date Fair Value

Outstanding as of December 29, 2018	3,524	5.84	$9.13	$37,477	2,123	$15.40
Granted(1)	—		$—		1,599	$17.19
Settled (RSUs and PSUs)	—				(718)	$16.10
Exercised	(298)		$5.84
Canceled and forfeited	(162)		$13.72		(768)	$17.72
Outstanding as of September 30, 2019	3,064	5.01	$9.21	$9,285	2,236	$15.66
Vested and exercisable as of September 30, 2019	2,557	4.53	$8.59	$8,818	N/A	N/A
____________________________
(1) For RSUs, includes time-based and performance-based
Aggregate intrinsic value represents the difference between the closing price of our common stock and the exercise price of outstanding, in-the-money options. The closing price of our common stock as reported on the New York Stock Exchange as of September 30, 2019, the final trading day of the nine months ended September 30, 2019, was $10.45. The total intrinsic value of options exercised and RSUs and PSUs vested was approximately $14.2 million and $19.3 million for the nine months ended September 30, 2019 and September 29, 2018, respectively. The aggregate fair value of the options that vested during the nine months ended September 30, 2019 and September 29, 2018 was $1.7 million and $1.9 million, respectively.
As of September 30, 2019, total unrecognized compensation cost related to non-vested stock options and RSUs, including PSUs and market-based RSUs, was approximately $2.2 million and $23.7 million, respectively, which is expected to be recognized over a weighted-average period of 1.4 years and 2.0 years, respectively, to the extent they are probable of vesting. As of September 30, 2019, we had 3.4 million shares available for grant under the 2014 Plan.

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

Common Stock
As of September 30, 2019, we had reserved the following shares of common stock for future issuance in connection with the following (in thousands):

September 30, 2019
Options issued and outstanding	3,064
Restricted stock units issued and outstanding	2,236
Common stock available for stock-based award grants under incentive award plans	3,373
Common stock available for conversion of Series A Redeemable Convertible Preferred Stock	5,257
Total	13,930
8. Net (Loss) Income per Share Attributable to Common Stockholders
Basic net (loss) income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2019 and September 29, 2018, we applied the two-class method to calculate basic and diluted net (loss) income per share of common stock, as our Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) is a participating security. The two-class method is an earnings allocated formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. We compute diluted net (loss) income per common share using net (loss) income as the “control number” in determining whether potential common shares are dilutive, after giving consideration to all potentially dilutive common shares, including stock options, unvested restricted stock outstanding during the period and potential issuance of stock upon the conversion of our Series A Preferred Stock, including accrued dividends, outstanding during the period, except where the effect of such securities would be anti-dilutive.
The calculations of basic and diluted net (loss) income per share and basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2019 and September 29, 2018 were as follows (in thousands, except per share data):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018
Numerator:
Basic:
Net (loss) income attributable to common stockholders	$(3,009)	$979	$(70,261)	$1,996
Diluted:
Net (loss) income attributable to common stockholders	$(3,009)	$979	$(70,261)	$1,996
Plus: undistributed earnings allocated to participating securities	—	873	—	2,384
Less: undistributed earnings reallocated to participating securities	—	(863)	—	(2,362)
Net (loss) income attributable to common stockholders	$(3,009)	$989	$(70,261)	$2,018

Denominator:
Weighted-average shares outstanding - basic	32,863	31,356	32,539	30,980

Dilutive impact from:
Options outstanding	—	1,899	—	1,944
Restricted stock units	—	625	—	709
Weighted-average shares outstanding - dilutive	32,863	33,880	32,539	33,633

Net (loss) income per share attributable to common stockholders (Basic):	$(0.09)	$0.03	$(2.16)	$0.06
Net (loss) income per share attributable to common stockholders (Diluted):	$(0.09)	$0.03	$(2.16)	$0.06
The following equity shares were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018
Stock options	3,064	514	3,064	746
Restricted stock units	2,236	1,046	2,236	805
Series A Redeemable Convertible Preferred Stock (as converted to common stock)	5,257	4,983	5,257	4,983
The Series A Preferred Stock is considered anti-dilutive due to the fact that the two-class method was more dilutive when calculating dilutive net (loss) income per share attributable to common stockholders.
9. Preferred Stock
Preferred Stock consists of the following at September 30, 2019 and December 29, 2018 (in thousands, except shares):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

	Preferred Stock Authorized	Issuance Date	Issued and Outstanding	Liquidation Preference (as of June 29, 2023)	Carrying Value	Common Stock Issuable Upon Conversion (as of June 29, 2023)
September 30, 2019
Series A Redeemable Convertible Preferred Stock	46,350	June 29, 2016	46,350	$67,424	$55,199	6,421,369
December 29, 2018
Series A Redeemable Convertible Preferred Stock	46,350	June 29, 2016	46,350	$67,424	$53,007	6,421,369
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
On a periodic basis, we reassess the need for a valuation allowance on deferred tax assets by weighing positive and negative evidence to assess the recoverability of deferred tax assets. We evaluate the realizability of our deferred tax assets by tax-paying jurisdiction and assess the need for a valuation allowance on a quarterly and annual basis. We evaluate the profitability of each tax-paying component on an historic cumulative basis and a forward-looking basis as part of this analysis. We also weigh other available evidence, both positive and negative, to inform our assessment. Based on the analysis performed in the second quarter of fiscal 2019, we concluded that it is not more likely than not that our deferred tax assets will be realized. As a result, we recorded a valuation allowance on our deferred tax assets in the second quarter of fiscal 2019.
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
There were several events that transpired in the second quarter of fiscal 2019, that resulted in a change in our financial outlook, our weighting of evidence, and therefore our conclusion is that it is not more likely than not we will realize substantially all of our deferred tax assets as of June 29, 2019. We entered a cumulative consolidated pre-tax loss in the second quarter of fiscal 2019 and are now projecting to remain in one in the near future. Our pre-tax losses incurred to date in fiscal 2019 and our projections for the remainder of the year have been negatively affected by meaningful increases in our operating expenses and decreases in our projected revenues. On May 9, 2019 we announced decisions we have made to invest in safety-related initiatives, which added a significant new cost to our operating plan. In the second quarter of fiscal 2019, we also experienced indicators of impairment related to our decision to no longer invest in Figure 8, which we recently acquired and for which we recorded compensation and other impairment charges described in Note 5. In addition, in the second quarter of fiscal 2019 we experienced lower than expected revenues which we attribute to lower than expected conversions of new members and

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

renewals of existing members. We also expect these trends to adversely affect our revenue growth for the remainder of the year. As a result, we have meaningfully lowered our projections of revenue for the remainder of the year, which significantly affects our ability to generate pre-tax income.
We concluded the negative evidence summarized above outweighs the positive evidence as of the second and third quarters of fiscal 2019, and therefore, have not relied on projections of taxable income in our assessment of the realization of deferred taxes at September 30, 2019. We recognized a valuation allowance of $44.5 million in income tax expense in the nine months ended September 30, 2019.
We recorded an income tax benefit of $0.1 million and $1.0 million for the three months ended September 30, 2019 and September 29, 2018, respectively, and income tax expense $45.2 million and an income tax benefit of $2.6 million for the nine months ended September 30, 2019 and September 29, 2018, respectively. The benefit recorded for the three months ended September 30, 2019 primarily related to natural movement in our valuation allowance and naked liability related to the goodwill amortization for tax purposes for which there is no corresponding GAAP deduction. The expense recorded for the nine months ended September 30, 2019 primarily relates to the recording of a valuation allowance against our net deferred tax assets.
The tax benefit recorded for the three and nine months ended September 29, 2018 primarily relates to excess tax benefits recorded from the taxable compensation on share-based awards and a discrete benefit recorded related to the acquisition of Trusted. A benefit of $0.6 million was recorded in the third quarter of fiscal 2018 to account for the valuation allowance release primarily related to the acquired intangible assets which have increased fair market value basis for GAAP purposes but carryover basis for tax purposes. The tax benefit for the three and nine months ended September 29, 2018 was partially offset by tax expenses pertaining to amortization of goodwill for tax purposes, for which there is no corresponding book deduction, foreign taxes in certain foreign jurisdictions, and certain state taxes based on operating income that are payable without regard to tax loss carryforwards.
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
No country outside of the United States provided greater than 10% of our total revenue. Revenue is classified by the major geographic areas in which our customers are located. The following table summarizes total revenue generated by our geographic locations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018
United States	$48,505	$44,594	$143,477	$128,494
International	4,780	4,566	14,122	13,957
Total revenue	$53,285	$49,160	$157,599	$142,451

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018
	(As a percentage of revenue)
United States	91%	91%	91%	90%
International	9%	9%	9%	10%
Total revenue	100%	100%	100%	100%

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

Our long-lived assets are primarily located in the United States and are not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
12. Restructuring Charges and Right of Use Asset Impairments
During the quarter ended September 30, 2017, we ceased use of 25,812 square feet of our 108,743 square foot headquarters facility in Waltham, Massachusetts. We recorded a lease obligation charge of $3.1 million. The lease obligation charge consisted of restructuring expense, including sublease income and construction costs, net of deferred rent liabilities of $2.6 million. Additionally, we wrote off $0.5 million of leasehold improvements related to the space. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The initial restructuring charge was recorded as restructuring expense in the consolidated statements of operations for the three and nine months ended September 30, 2017. In the first and third quarters of fiscal 2018, we updated our assumptions for the expected time period it will take to obtain a subtenant for the remainder of the ceased use space. This resulted in and additional $0.6 million of charges, of which $0.5 million was incurred in the first quarter of fiscal 2018 and $0.1 million was incurred in the third quarter of fiscal 2018. We also updated our assumptions in the first, second and third quarters of fiscal 2019. We signed a sublease agreement for a portion of the ceased use space during the third quarter of fiscal 2019 and accordingly updated our estimates. The updated assumptions resulted in $0.2 million and $0.3 million of restructuring and right of use asset impairment charges in the first and second quarters of fiscal 2019, respectively. In the third quarter of fiscal 2019 a reduction to the restructuring and right of use asset impairments of $0.1 million was recorded when the final sublease agreement was signed and the subtenant income was known. Upon adoption of ASC 842, we reclassified the restructuring liability from liabilities to a reduction of the right of use asset associated with the lease.
During the quarter ended June 29, 2019, we decided to abandon and seek a sublet for 36,395 square feet of our 108,743 square foot headquarters facility in Waltham, Massachusetts. We recorded a right of use asset impairment charge of $1.1 million. This loss was determined by comparing the fair value of impacted right of use asset to the carrying value of the asset of the impairment measurement date, as required under ASC 360. The fair value of the right of use asset was based on the estimated sublease income for the portion of the Company’s headquarters taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate and the sublease rate. Additionally, we had a restructuring loss of $0.7 million associated with abandoning the space. The loss consisted of exit and disposal costs consisting of construction costs, real estate taxes, broker fees and utilities. Furthermore, we wrote off $0.5 million of leasehold improvements related to the space. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The initial restructuring charge was recorded as restructuring and right of use impairment charges in the consolidated statements of operations for the nine months ended September 30, 2019.
13. Other (Expense) Income, net
Other (expense) income, net, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018
Interest income	$338	$180	$1,039	$488
Interest expense	(9)	(11)	(26)	(35)
Loss on foreign exchange	(551)	(131)	(559)	(620)
Other expense, net	—	—	—	(1)
Total other (expense) income, net	$(222)	$38	$454	$(168)
14. Related Party Transactions

We had the following transactions with related parties as of and during the three and nine months ended September 30, 2019 and September 29, 2018:
CapitalG LP

See accompanying notes to the condensed consolidated financial statements

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

On June 29, 2016, we issued Series A Preferred Stock to CapitalG LP, as described in Note 9. As a result of this transaction, Alphabet Inc., the ultimate parent of CapitalG LP (“CapitalG”), and all related affiliates of Alphabet Inc. are considered to be related parties. We had the following transactions with Alphabet Inc. and its affiliates during the three and nine months ended September 30, 2019 and September 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018
Revenue	$937	$819	$2,759	$2,161
Selling and marketing expense	$3,482	$2,912	$9,946	$8,565
We had the following transactions with Alphabet Inc. and its affiliates as of September 30, 2019 and December 29, 2018 (in thousands):

	Period Ended
	September 30, 2019	December 29, 2018
Accounts receivable	$231	$421
Unbilled accounts receivable	$610	$680
Accounts payable	$—	$530
Accrued expense	$1,352	$403
Deferred revenue	$57	$1
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
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
Some leases include an option to renew, with renewal terms that can extend the lease term from one to ten years. The exercise of lease renewal options is at our sole discretion. None of these options to renew are recognized as part of our right-to-use asset or lease liability as of September 30, 2019, as renewal was determined to not be reasonably assured. The depreciable life of assets and leasehold improvements are limited by the expected lease term.
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
The table below summarizes our lease costs as well as sublease income for the three and nine months ended September 30, 2019 (in thousands):

CARE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(unaudited)

		Three Months Ended	Nine Months Ended
		September 30, 2019	September 30, 2019
Lease Costs	Statement of Operations Classification
Operating lease costs (1)	General and administrative	$1,002	2,819
Variable lease costs - operating leases	General and administrative	165	738
Sublease income	General and administrative	(179)	(534)
Total lease costs		$988	$3,023

(1) Operating lease costs include short-term leases, which are immaterial.
The table below summarizes the maturity of our lease liabilities as of September 30, 2019 (in thousands):

Year	Operating Leases
2019 remaining	$1,758
2020	$7,138
2021	$7,160
2022	$6,601
2023	$6,239
Thereafter	$5,741
Total lease payments	$34,637
Less: Discount to lease payments	(4,431)
Present value of lease liabilities	$30,206
The table below summarizes the weighted-average remaining lease term (in years) and the weighted-average incremental borrowing rate (in percentages):

Lease Term and Discount Rates	September 30, 2019
Weighted-average remaining lease term
Operating leases	4.9
Weighted-average incremental borrowing rate
Operating leases	5.5%
Supplemental cash flow information related to operating leases for the nine months ended September 30, 2019 are as follows (in thousands):

Nine Months Ended
September 30, 2019
Cash payments of amounts included in lease liabilities
Operating leases	$(4,557)
Right of use assets obtained in exchange for new lease obligations
Operating leases	$5,854
Right of use asset impairment charge
Operating leases	$1,128

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview
We are the world’s largest online marketplace for finding and managing family care. We have more than 35.2 million members, including 20.6 million families and 14.6 million caregivers, spanning over 20 countries. We help families address their particular lifecycle of care needs, which may include child care, senior care, special needs care and other non-medical family care needs such as pet care, tutoring and housekeeping. In the process, we also help caregivers find rewarding full-time and part-time employment opportunities.
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
We have experienced steady growth in revenue and members. Our members increased to 35.2 million as of September 30, 2019 from 30.8 million as of September 29, 2018, representing an annual growth rate of approximately 14%. Our revenue has increased to $157.6 million for the nine months ended September 30, 2019 from $142.5 million for the nine months ended September 29, 2018. However, we experienced a decline in net income from $4.4 million in the nine months ended September 29, 2018, to a net loss of $68.1 million for the nine months ended September 30, 2019. The significant decrease was primarily attributable to the re-establishment of our valuation allowance related to certain net operating losses and other deferred tax assets and, to a lesser extent, the impairment charge recognized on the Figure 8 acquisition.

See accompanying notes to the condensed consolidated financial statements

Key Business Metrics
In addition to traditional financial and operational metrics, we use the following business metrics to monitor and evaluate results (in thousands, except monthly average revenue per paying family - U.S. Consumer Business):

	As of
	September 30, 2019	September 29, 2018
Total members	35,196	30,795
Total families	20,595	17,699
Total caregivers	14,601	13,096
Paying families - U.S. Consumer Business	374	356
Monthly average revenue per paying family - U.S. Consumer Business	$36	$38
Total Members. We define total members as the sum of paying families, non-paying families, and caregivers worldwide who have registered through our websites and mobile apps since the launch of our marketplace in 2007 and have an account that remains open. Total members also includes subscribers of our Care.com HomePay service. We believe this metric is significant to our business because it represents the universe of families and caregivers who are more likely than the general population to drive revenue because our members are more familiar with our brand and the services we offer and are interested enough in them to have registered. Our total members increased 14% as of September 30, 2019, compared to September 29, 2018.
Total Families. We define total families as the number of paying families and non-paying families who have registered through our websites and mobile apps since the launch of our marketplace in 2007 and have an account that remains open. Total families also includes subscribers of our Care.com HomePay service. Our total families increased 16% as of September 30, 2019, compared to September 29, 2018.
Total Caregivers. We define total caregivers as the number of caregivers who have registered through our websites and mobile apps since the launch of our marketplace in 2007 and have an account that remains open. Our total caregivers increased 11% as of September 30, 2019, compared to September 29, 2018.
Paying Families – U.S. Consumer Business. We define paying families – U.S. Consumer Business as the number of families located in the United States who have registered through our U.S.-based websites and mobile apps and who are paying subscribers of our U.S.-based matching services or our Care.com HomePay services as of the end of the fiscal period. The number of paying families in our U.S. Consumer Business increased 5% as of September 30, 2019, compared to September 29, 2018.
Monthly Average Revenue per Paying Family – U.S. Consumer Business. We define monthly average revenue per paying family, or MARPPF, for our U.S. Consumer Business as total U.S. Consumer Business revenue, including revenue from subscriptions and products, divided by the average number of paying families of our U.S.-based matching services and Care.com HomePay services in a given fiscal period, expressed on a monthly basis. We believe MARPPF is significant to our business because it represents how successful we have been at monetizing the subset of members who we have converted into paying families. The numerator of this metric includes revenue that comes from caregivers in addition to revenue that comes from families, while the denominator includes only paying families. We believe this is the most meaningful presentation because we do not consider the caregiver component of our business to be separate and distinct; rather, we believe revenue generated from caregivers is a byproduct of the families that have registered on our site. Our U.S. Consumer Business MARPPF decreased 5.3% as of September 30, 2019 compared to September 29, 2018.
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
Because of these limitations, you should consider adjusted EBITDA alongside our GAAP financial results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018
Net (loss) income	$(2,236)	$1,852	$(68,069)	$4,380

Federal, state and franchise taxes	96	(833)	45,718	(2,055)
Other expense (income), net	222	(38)	(454)	168
Depreciation and amortization	623	603	2,150	1,527
EBITDA	(1,295)	1,584	(20,655)	4,020

Stock-based compensation	2,261	4,281	9,705	12,981
Merger and acquisition related costs	880	751	3,309	1,262
Restructuring, right of use asset impairment and other charges	692	89	3,681	568
Litigation related costs	517	157	549	177
Software implementation costs	71	5	351	308
Severance related costs	—	—	175	67
Strategic consulting and non-recurring professional fees	2,089	—	2,210	—
Impairment of goodwill, intangible assets and related costs	—	—	16,127	142
Adjusted EBITDA	$5,215	$6,867	$15,452	$19,525
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

Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018

Revenue	$53,285	$49,160	$157,599	$142,451
Cost of revenue	15,598	11,532	43,050	30,798
Operating expenses:
Selling and marketing	17,732	16,439	53,287	49,197
Research and development	8,417	8,860	36,563	25,640
General and administrative	13,281	10,987	35,604	33,047
Depreciation and amortization	478	416	1,408	1,245
Goodwill and intangible asset impairment charge	—	—	8,183	—
Restructuring and right of use asset impairment charges	(134)	89	2,855	568
Total operating expenses	39,774	36,791	137,900	109,697
Operating (loss) income	(2,087)	837	(23,351)	1,956
Other (expense) income, net	(222)	38	454	(168)
(Loss) income before income taxes	(2,309)	875	(22,897)	1,788
(Benefit from) provision for income taxes	(73)	(977)	45,172	(2,592)
Net (loss) income	(2,236)	1,852	(68,069)	4,380
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(773)	(718)	(2,192)	(2,063)
Net (income) attributable to Series A Redeemable Convertible Preferred Stock	—	(155)	—	(321)
Net (loss) income attributable to common stockholders	$(3,009)	$979	$(70,261)	$1,996

Net (loss) income per share attributable to common stockholders (Basic):	$(0.09)	$0.03	$(2.16)	$0.06
Net (loss) income per share attributable to common stockholders (Diluted):	$(0.09)	$0.03	$(2.16)	$0.06

Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	32,863	31,356	32,539	30,980
Diluted	32,863	33,880	32,539	33,633
Stock-based compensation included in the results of operations data above was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018

Cost of revenue	$136	$87	$346	$219
Selling and marketing	639	631	1,911	1,827
Research and development	503	1,105	7,063	3,134
General and administrative	1,229	2,458	4,523	7,801
Total stock-based compensation	$2,507	$4,281	$13,843	$12,981
The following tables set forth our condensed consolidated results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding).

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 29, 2018	September 30, 2019	September 29, 2018
Revenue	100%	100%	100%	100%
Cost of revenue	29%	23%	27%	22%
Operating expenses:
Selling and marketing	33%	33%	34%	35%
Research and development	16%	18%	23%	18%
General and administrative	25%	22%	23%	23%
Depreciation and amortization	1%	1%	1%	1%
Goodwill and intangible asset impairment charge	—%	—%	5%	—%
Restructuring and right of use asset impairment charges	—%	—%	2%	—%
Total operating expenses	75%	75%	88%	77%
Operating (loss) income	(4)%	2%	(15)%	1%
Other (expense) income, net	—%	—%	—%	—%
(Loss) income before income taxes	(4)%	2%	(15)%	1%
(Benefit from) provision for income taxes	—%	(2)%	29%	(2)%
Net (loss) income	(4)%	4%	(43)%	3%
Accretion of Series A Redeemable Convertible Preferred Stock dividends	(1)%	(1)%	(1)%	(1)%
Net (income) attributable to Series A Redeemable Convertible Preferred Stock	—%	—%	—%	—%
Net (loss) income attributable to common stockholders	(6)%	2%	(45)%	1%
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2019	September 29, 2018	$ Change	% Change	September 30, 2019	September 29, 2018	$ Change	% Change
	(in thousands)
Revenue	$53,285	$49,160	4,125	8%	$157,599	$142,451	15,148	11%
Comparison of the Three Months Ended September 30, 2019 and September 29, 2018
The change was primarily attributed to an increase of $2.6 million in our Care@Work solutions business. Additionally, there were increases of $0.7 million in our consumer matching solutions business, principally related to a higher number of paying families and caregivers, and $0.5 million in our consumer payment solutions business.
Comparison of the Nine Months Ended September 30, 2019 and September 29, 2018
The change was primarily attributed to an increase of $6.7 million in our Care@Work solutions business. Additionally, there were increases of $5.9 million in our consumer matching solutions business, principally related to a higher number of paying families and caregivers, an increase of $1.4 million in our consumer payment solutions business and an increase of $1.1 million in our recruiting and marketing solutions business.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2019	September 29, 2018	$ Change	% Change	September 30, 2019	September 29, 2018	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$15,598	$11,532	$4,066	35%	$43,050	$30,798	$12,252	40%
Percentage of revenue	29%	23%			27%	22%
Comparison of the Three Months Ended September 30, 2019 and September 29, 2018
The change was related to increases in member servicing and background check screening fees of $2.7 million, compensation-related costs of $0.6 million and credit card fees of $0.5 million.
Comparison of the Nine Months Ended September 30, 2019 and September 29, 2018
The change was related to increases in member servicing and background check screening fees of $5.3 million, compensation-related costs of $4.2 million, credit card fees of $1.6 million, amortization expense of $0.5 million and hosting expense of $0.4 million.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2019	September 29, 2018	$ Change	% Change	September 30, 2019	September 29, 2018	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$17,732	$16,439	$1,293	8%	$53,287	$49,197	$4,090	8%
Percentage of revenue	33%	33%			34%	35%
Comparison of the Three Months Ended September 30, 2019 and September 29, 2018
The change was primarily attributed to an increase in acquisition marketing expense of $1.3 million.
Comparison of the Nine Months Ended September 30, 2019 and September 29, 2018
The change was primarily attributed to increases in both acquisition marketing expense of $3.5 million and compensation-related costs of $0.4 million.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2019	September 29, 2018	$ Change	% Change	September 30, 2019	September 29, 2018	$ Change	% Change
	(in thousands, except percentages)
Research and development	$8,417	$8,860	$(443)	(5)%	$36,563	$25,640	$10,923	43%
Percentage of revenue	16%	18%			23%	18%

Comparison of the Three Months Ended September 30, 2019 and September 29, 2018
The change was primarily related to a decrease in compensation-related costs of $0.5 million.
Comparison of the Nine Months Ended September 30, 2019 and September 29, 2018
The change was primarily related to an increase in compensation-related costs of $10.8 million, which itself was due primarily to the acceleration of $3.9 million of stock-based compensation and $3.6 million in earn-out expense associated with the Figure 8 impairment in the second quarter of fiscal 2019. Additionally, we had an additional $2.6 million of compensation-related expense associated with increased headcount from our recent acquisitions.
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

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2019	September 29, 2018	$ Change	% Change	September 30, 2019	September 29, 2018	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$13,281	$10,987	$2,294	21%	$35,604	$33,047	$2,557	8%
Percentage of revenue	25%	22%			23%	23%
Comparison of the Three Months Ended September 30, 2019 and September 29, 2018
The change was primarily related to increases in consulting resources for professional service expense, third-party advisors expense, IT-related expenses and recruiting expense of $2.0 million, $0.8 million, $0.2 million and $0.1 million, respectively. These were partially offset by a decrease in the compensation-related costs of $1.1 million.
Comparison of the Nine Months Ended September 30, 2019 and September 29, 2018
The change was primarily related to increases in consulting resources for professional services expense, third-party advisors expense and IT-related expense of $2.6 million, $1.2 million and $0.7 million, respectively. These were partially offset by a decrease in compensation related costs of $2.0 million.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation of computer equipment and software and amortization of leasehold improvements and acquired intangibles. Overall, we expect that depreciation and amortization expenses will decrease as a percentage of revenue.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2019	September 29, 2018	$ Change	% Change	September 30, 2019	September 29, 2018	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$478	$416	$62	15%	$1,408	$1,245	$163	13%
Percentage of revenue	1%	1%			1%	1%

Comparison of the Three and Nine Months Ended September 30, 2019 and September 29, 2018
The change was primarily attributed to new amortization associated with the acquisitions made during fiscal 2018 and 2019. Over the next five years, we expect to incur total annual amortization expense associated with previous acquisitions of $3.0 million.
Goodwill and Intangible Asset Impairment Charge

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2019	September 29, 2018	$ Change	% Change	September 30, 2019	September 29, 2018	$ Change	% Change
	(in thousands, except percentages)
Goodwill and intangible asset impairment charge	$—	$—	—	—%	$8,183	$—	8,183	100%
Percentage of revenue	—%	—%			5%	—%
Comparison of the Three and Nine Months Ended September 30, 2019 and September 29, 2018
In the second quarter of fiscal 2019, we decided to wind down our Figure 8 acquisition service. This resulted in an indicator of impairment for the associated finite and intangible assets. Given that Figure 8 was only acquired in the first quarter of fiscal 2019, we had not yet integrated the business into our into existing reporting units. As we will be disposing of the business, our impairment assessment completed in the second quarter of fiscal 2019 resulted in an impairment loss of $8.2 million in the nine months ended September 30, 2019. This impairment loss consisted of the $5.3 million of goodwill recorded upon acquisition and $2.9 million of net proprietary software intangible assets.
Restructuring and Right of Use Asset Impairment Charges

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2019	September 29, 2018	$ Change	% Change	September 30, 2019	September 29, 2018	$ Change	% Change
	(in thousands, except percentages)
Restructuring charges	$(134)	$89	$(223)	(251)%	$2,855	$568	$2,287	403%
Percentage of revenue	—%	—%			2%	—%
Comparison of the Three and Nine Months Ended September 30, 2019 and September 29, 2018
In the first and third quarters of fiscal 2018, we updated our assumptions for the expected time period it will take to obtain a subtenant for the remainder of the ceased use space. This resulted in and additional $0.6 million of charges, of which $0.5 million was incurred in the first quarter of fiscal 2018 and $0.1 million was incurred in the third quarter of fiscal 2018. We also updated our assumptions in the first, second and third quarters of fiscal 2019. We signed a sublease agreement for a portion of the ceased use space during the third quarter of fiscal 2019 and accordingly updated our estimates. The updated assumptions resulted in $0.2 million and $0.3 million of restructuring and right of use asset impairment charges in the first and second quarters of fiscal 2019, respectively. In the third quarter of fiscal 2019 a reduction to the restructuring and right of use asset impairments of $0.1 million was recorded when the final sublease agreement was signed and the subtenant income was known.
During the quarter ended June 29, 2019, we decided to abandon and seek a sublet for 36,395 square feet of our 108,743 square foot headquarters facility in Waltham, Massachusetts. We recorded a right of use asset impairment charge of $1.1 million, consisting of the remaining rent expense for the ceased use space, offset by the estimated sublease rental income. Additionally, we had a lease obligation charge of $0.7 million. The lease obligation charge comprised of restructuring expense, including estimated construction costs, real estate taxes, broker fees and utilities. Furthermore, we wrote-off $0.5 million of leasehold improvements related to the space. These estimates may vary from the sublease agreements ultimately executed, if at all, resulting in an adjustment to the charges. The initial restructuring charge was recorded as restructuring and right of use impairment charges in the consolidated statements of operations for the nine months ended September 30, 2019.
Other (Expense) Income, net
Other (expense) income, net, consists primarily of foreign exchange gains and losses, net of the interest income earned on our cash and cash equivalents and investments.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2019	September 29, 2018	$ Change	% Change	September 30, 2019	September 29, 2018	$ Change	% Change
(in thousands, except percentages)
Other (expense) income, net	$(222)	$38	$(260)	(684)%	$454	$(168)	$622	(370)%
Percentage of revenue	—%	—%			—%	—%
Comparison of the Three and Nine Months Ended September 30, 2019 and September 29, 2018
The change primarily related to increased interest income from our short-term investments during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 29, 2018. Additionally, the change was partially driven by the favorable movement of foreign exchange rates, primarily due to the weakening of the U.S. dollar against the Euro and British Pound Sterling during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 29, 2018.
Benefit from (Provision for) Income Taxes
Benefit from (provision for) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

	Three Months Ended		Period-to-Period Change		Nine Months Ended		Period-to-Period Change
	September 30, 2019	September 29, 2018	$ Change	% Change	September 30, 2019	September 29, 2018	$ Change	% Change
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(73)	$(977)	$904	(93)%	$45,172	$(2,592)	$47,764	(1,843)%
Percentage of revenue	—%	(2)%			29%	(2)%
Comparison of the Three and Nine Months Ended September 30, 2019 and September 29, 2018
The benefit recorded for the three months ended September 30, 2019 primarily related to natural movement in our valuation allowance and naked liability related to the goodwill amortization for tax purposes for which there is no corresponding GAAP deduction. The expense recorded for the nine months ended September 30, 2019 primarily relates to the recording of a valuation allowance against our net deferred tax assets.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2019	September 29, 2018
Cash flow provided by (used in):
Operating activities	$9,354	$23,733
Investing activities	(9,063)	(30,481)
Financing activities	679	4,693
Effect of exchange rates on cash and restricted cash balances	(269)	(282)
(Decrease) Increase in cash and cash equivalents and restricted cash	$701	$(2,337)
As of September 30, 2019, we had cash and cash equivalents and short-term investments of $129.6 million, which consisted of $94.6 million in cash and cash equivalents and $35.0 million in short-term investments. Cash and cash equivalents and short-term investments consist of cash, certificates of deposit, and money market funds. Cash held internationally as of September 30, 2019 was $14.0 million. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations through proceeds from the public and private sales of equity and our positive cash flows from operations. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our services, to fund expansion, to respond to competitive pressures, to acquire or to invest in complementary products, businesses or technologies, or to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all.
Operating Activities
Our primary source of cash from operations was from ongoing subscription fees to our consumer matching solutions. We believe that cash inflows from these fees will grow from our continued penetration into the market for care.
Nine Months Ended September 30, 2019
Cash from operating activities provided $9.4 million during the nine months ended September 30, 2019. This amount resulted from a net loss of $68.1 million, adjusted for non-cash items of $70.7 million, and a net $6.8 million source of cash due to changes in working capital accounts.
Non-cash expenses within net loss consisted primarily of $44.8 million for deferred taxes, primarily associated with the realization of our valuation allowance for deferred tax assets, $13.8 million for stock-based compensation, $8.2 million for impairment charges associated with the wind down of our Figure 8 business and $2.2 million of depreciation and amortization expense.
Increases in operating liabilities and operating assets resulted in a net source of $6.8 million of cash within operating activities. The increase of cash within operating activities was primarily due to an increase of accrued expenses and other current liabilities of $5.4 million, deferred revenue of $4.4 million and other non-current liabilities of $2.9 million. This was partially offset by increases in accounts receivable and prepaid expenses and other current assets of $1.9 million and $1.9 million, and a decrease in accounts payable of $1.2 million.
Nine Months Ended September 29, 2018
Cash from operating activities provided $23.7 million during the nine months ended September 29, 2018. This amount resulted from a net income of $4.4 million, adjusted for non-cash items of $12.8 million, and a net $6.5 million source of cash due to changes in working capital accounts.
Non-cash expenses within net income consisted primarily of $13.0 million for stock-based compensation, $1.5 million of depreciation and amortization expense, and $0.6 million of foreign currency remeasurement loss. This was partially offset by $2.7 million of deferred taxes.
Increases in operating liabilities and operating assets resulted in a net source of $6.5 million of cash within operating activities. The increase of cash within operating activities was primarily due to increases in accrued expenses, deferred revenue, and other non-current liabilities of $4.7 million, $3.6 million, and $1.3 million, respectively, and decreases in accounts receivable of $0.5 million. These were partially offset by increases in prepaid expenses and other current assets and unbilled accounts receivable of $1.6 million and $0.6 million.
Investing Activities
Nine Months Ended September 30, 2019
Cash used in investing activities totaled $9.1 million, which was primarily related to the acquisition of Filios, Inc. for $7.5 million and purchases of property, equipment and software of $1.6 million. Our $15.1 million short-term investment matured in the first half of fiscal 2019, and we reinvested $15.0 million of this short-term investment in the first half of fiscal 2019. In the second half of fiscal 2019, our $15.0 million and $20.0 million short-term investments matured and we reinvested the $15.0 million and the $20.0 million short-term investments in the second half of fiscal 2019.
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
Financing Activities
Nine Months Ended September 30, 2019

Cash provided by financing activities totaled $0.7 million, which was primarily attributed to the exercise of common stock options of $1.8 million, offset by payments for contingent consideration of $1.1 million.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission, in the nine months ended September 30, 2019 and September 29, 2018.
Contractual Obligations
Our contractual obligations relate primarily to non-cancelable operating leases and contingent acquisition consideration. There have been no significant changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018, except as set forth below.
In the second quarter of 2019, we entered into a 5-year lease for an office facility in the San Francisco Bay Area. The lease commenced in the third quarter of 2019, and we will pay an aggregate of approximately $5.3 million over the lease term.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Euro, the British pound sterling, the Canadian dollar and the Swiss franc. The volatility of exchange rates depends on many factors that we cannot reliably forecast. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and accounts payable balances that are denominated in currencies other than the U.S. dollar. In the event our foreign currency denominated cash, accounts receivable, accounts payable, sales or expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. A hypothetical change of 10% in appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2019 would not have a material impact on our revenue, operating results or cash flows in the coming year.
At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Interest Risk
We did not have any long-term borrowings as of September 30, 2019 or September 29, 2018. Under our current investment policy, we are permitted to invest our excess cash only in money market funds and certificates of deposit. Our current investment policy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. As our investment portfolio is short-term in nature, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Changes in Internal Control over Financial Reporting
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, on April 3, 2019, a complaint was filed against the Company and two of our officers, Sheila Lirio Marcelo, our chief executive officer, and Michael Echenberg, who was then our chief financial officer, in the U.S. District Court for the District of Massachusetts. The lawsuit purports to be brought on behalf of a class of purchasers of our stock during the period from March 27, 2015 to April 1, 2019, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, related to the Company’s disclosures about the screening of certain member information for criminal or other inappropriate inactivity. The complaint seeks compensatory and punitive damages, fees, interest, costs and other appropriate relief. A lead plaintiff has been appointed and on July 23, 2019 the court set a schedule for the completion of certain pretrial events. In accordance with that schedule, the plaintiffs filed an amended complaint on September 16, 2019 and the Company filed a motion to dismiss on November 1, 2019. The Company is unable to predict the ultimate outcome of this litigation, and therefore cannot estimate possible losses or ranges of losses, if any.
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
In addition to the other risk factors listed in this section, our operating results may be affected by a number of factors, including:
•our ability to attract and retain paying families;
•fluctuations in demand for our products and services;
•fluctuations in sales cycles for our products and services;

•	the timing of revenue recognition as a result of guidance under GAAP;
•general economic conditions in our domestic and international markets and fluctuations in exchange rates;
•our ability to develop and introduce new products and product enhancements that are attractive to our members;

•	the mix of monthly memberships and annual memberships, as the amount of revenue recognized per month on an annual membership is less than a monthly membership;
•member acceptance of new product introductions;
•the timing and success of changes in our pricing strategies and our competitors’ pricing strategies;
•our ability to sell our services to employers and care-related businesses;

•	costs related to acquisitions of other businesses and our ability to successfully integrate, manage and grow those businesses;

•	costs associated with actual and threatened lawsuits and government investigations;

•	any significant changes in the dynamics of the markets in which we compete, including new entrants or substantial discounting of competitive products;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;
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
In addition, most of our paying families are currently enrolled in monthly memberships, and the fiscal year 2018 average total paid membership length for our consumer matching solutions was approximately 11.3 months. As a result, to maintain our revenue we must continually replace paying families who allow their membership to lapse with new paying families either by converting existing non-paying families or by attracting new paying families to our service. Our anticipated member acquisition costs and our analysis of the revenue that we expect new paying families to generate over the life of the membership depends upon estimates and assumptions regarding, among other things, paid membership lengths and renewal rates, conversion rates of existing families to paying families, future membership fees and our success in cross-selling existing and new products and services to members.
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
The number of people who access online services through mobile devices, such as smart phones, handheld tablets and mobile telephones, as opposed to personal computers, has increased dramatically in the past few years and is projected to continue to increase. In fiscal year 2018, we had an average of over 9.4 million unique visitors to our platform each month, 61% of whom visited our site from mobile devices. Throughout fiscal 2019, we expect the percentage of visitors from mobile devices to increase. If the mobile solutions we have developed do not continue to meet the needs of prospective members or current members, they may not register for our services, they may not become paying members and/or they may reduce their usage of our services and our business could suffer. Additionally, we are dependent on the interoperability of Care.com with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems and their terms of service that degrade our solutions’ functionality, give preferential treatment to competitive products, prevent our ability to promote our services, or impact how we monetize our services could adversely affect our revenue or operating results.
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
The strength of our brand is essential to our business. Member awareness, and the perceived value, of our brand depends largely on the success of our marketing efforts and the ability of our members to have a consistent, high-quality experience with our service. As a result, we must ensure that our new and existing members are satisfied with our products and services. Negative publicity, complaints or negative views regarding our products or services, irrespective of their validity, could diminish members’ and prospective members’ confidence in and use of our platform and adversely impact our brand. We have in the past been, and may in the future be, the subject of media reports that cast our business practices or the products and services we provide in a negative light. For example, we have been the subject of media reports that have criticized our ability to detect and remove bad actors from our site. There have also been news reports of alleged criminal conduct by members who may have met their alleged victims through our site, including sexual abuse and conduct resulting in death. In some cases lawsuits have been filed against Care.com relating to such conduct. In addition, in recent years there has been an increase in fraud perpetrated against caregivers who seek employment opportunities on sites such as ours, and Care.com has been featured in news reports regarding these scams. Regardless of the accuracy of these reports, the validity of their claims or our response, such reports may have the effect of undermining confidence in our brand or increasing the perceived risk of using our services, which could affect our ability to attract and retain paying members and, as a result, negatively impact our results of operations. Even if the effect of such reports on our results of operations is limited, the perception that they could negatively impact our business could cause a decline in the price of our stock disproportionate to the actual harm caused.
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
In August 2019, Sheila Lirio Marcelo, our president and chief executive officer, announced on behalf of the Company that the Company will initiate a search for a new Chief Executive Officer and that she will transition to the role of Executive Chairwoman to focus her efforts on advocating for improvements and innovations in the country’s care infrastructure to better enable families to find quality care and caregivers to find meaningful work. Ms. Marcelo will remain CEO until her successor is appointed, participating in the search process with the other members of our board of directors, and transition to Executive Chairwoman at that time. Such announcement followed our announcement in June 2019 of the resignation of Michael Echenberg, our former chief financial officer, which became effective on August 30, 2019, at which time an acting chief financial officer was appointed.  The departure of two of our senior executives and the concomitant transitions of their responsibilities to new executives have the potential to negatively affect our operations, including by impeding management’s ability to execute its business strategy, diverting management attention and resources, disrupting our relationships with our employees, customers, suppliers and investors, and hindering our ability to retain our current employees and hire new employees.  In addition, there is no guarantee we will be able to find suitable successors promptly, or at all, or that we will be able to integrate the successors we hire into our management team.  Even if the risks related to the departures of Ms. Marcelo and Mr. Echenberg do not materialize, the perception that they could may harm our business or cause our stock price to fall.
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
We recently announced additional investments in our business that may increase our expenses and adversely affect our results of operations.
We are making additional investments in our business that may adversely affect our operating expenses and results of operations. For example, we are expanding the breadth and the depth of the preliminary screening procedures that apply to individual caregivers on our U.S. consumer matching platform, including by running expanded criminal background checks. The roll out of caregiver screening across our consumer matching platform has increased our costs and could cause a material reduction of our operating margins. As a result, to maintain or increase the profitability of our consumer matching services we must increase the revenue we receive from families who use these services, and there is no guarantee we will be able to do so. We rely on our consumer matching services to generate a substantial majority of our total revenues. If we are unable to maintain the profitability of our consumer matching services, our results of operations will be harmed, and our stock price may decline.
We make product and investment decisions that may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We seek to continually enhance our members’ experience with our products and services with the objective of maximizing our long-term financial performance. As a result, we frequently make product and investment decisions that may not prioritize our short-term results. For example, we are making substantial investments to expand the breadth and depth of the preliminary screening procedures that apply to individual caregivers on our U.S. consumer matching platform. Even though we believe that these enhancements will improve the quality of our platform, in the short term they will increase our costs and may have the effect of reducing or eliminating our operating margins and profitability, thereby harming our financial performance. As a result, our investments could have material adverse effects on our stock price and results of operations in the short term. Because there is no guarantee that our investments will produce the benefits we expect, we cannot assure that these or other adverse effects will be temporary or will be reduced or eliminated in the future. The success of these investments depends on a number of factors, some of which are outside of our control, including our ability to implement additional screening measures cost-effectively, the availability of screening services from third-party providers and governmental entities at a cost and scale that permits us to operate profitably and the acceptance by consumers and regulators of changes to our business practices as they relate to the additional screening measures. If the benefits we hope to achieve from our investment decisions fail to materialize, our results of operations may be harmed, and we may decide to reduce the scope of or eliminate the programs, products and initiatives the investments were intended to support. Any such reduction or elimination may expose us to negative publicity, regulatory scrutiny and litigation, any of which could have the effect of harming our brand and our stock price.
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
Additionally, as part of our growth strategy, we intend to grow our consumer payments solutions. Although an increasing number of our members are using Care.com HomePay, our household employer payroll and tax product, if this trend does not continue, or if any other payments solutions we may offer do not achieve adequate acceptance in the market, our competitive position could be impaired and our growth could be adversely affected.
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
Any unauthorized disclosure of sensitive or confidential business or member information, information, including as a result of cyber-attacks or other security breaches, could cause a loss of data, give rise to remediation or other expenses, disrupt our operations, expose us to substantial liability under federal, state and foreign laws, and subject us to litigation and investigations, which could have an adverse effect on our business, cash flows, financial condition and results of operations. In addition, some laws and regulations mandate notification to affected individuals and regulatory authorities in the event that personal data is accessed or acquired by unauthorized persons. For example, the General Data Protection Regulation, or the General Data Protection Regulation, or the GDPR, which was adopted by the European Union, or the E.U., in 2016 and went into effect in May 2018, includes data breach notification requirements in regard to both affected individuals and E.U. data protection authorities (depending on the facts of the breach) with which we will have to comply. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.
We use, store and, in some instances, share information collected from or about our members and site visitors and their devices, which may subject us to governmental and industry regulation and other legal obligations related to privacy and data protection and our actual or perceived failure to comply with such obligations could harm our business.
We receive, store and process information from and about our members and website visitors and their devices, as well as information about Care.com HomePay and back-up care users, including name, contact information, and in some cases sensitive personal information, such as credit card numbers, tax return information, bank account numbers, social security numbers, government identifications and other personal information such as criminal background information and information relating to children and vulnerable individuals. In addition, members using our services can allow us to share information, including personal and background information, with other members and with third parties.
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
The GDPR came into effect on May 25, 2018, replacing the Data Protection Directive 95/46/EC. The GDPR introduces stringent operational requirements for companies established in the E.U. or European Economic Area, or the EEA, or those outside the E.U. or EEA but which are targeting or monitoring individuals located in the E.U. or EEA, including fulfilling new and strengthened rights for data subjects (e.g., the right to erasure of personal data, data portability, etc.), detailed disclosures to data subjects (including disclosure of the legal basis on which personal data is processed), additional obligations when contracting with service providers, mandatory data breach notification requirements, appropriate privacy governance framework to be implemented including policies, procedures, training and data audit, and increased fines, with potential fines for violations of certain provisions of the GDPR reaching as high as the greater of €20 million or 4% of a company’s total annual global revenue. In addition, failure by us, our partners, our vendors, our employees or our contractors to comply with the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our use of data, enforcement notices, or potential civil claims including class actions where individuals suffer harm.
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
In response to these regulatory changes and the ongoing scrutiny of transfer mechanisms generally, we may be required to find alternative solutions for the compliant transfer of personal data outside the E.U. or EEA and to make changes in regard to our data export processes. We may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient, or if our members and customers have concerns regarding the transfer of data from the E.U. or EEA to the United States or other countries outside of the E.U. or EEA, we could be subject to enforcement actions or investigations by individual E.U. or EEA data protection authorities or lawsuits by private parties. In addition, member engagement could decline and our business could be negatively impacted. The requirements imposed by the GDPR and similar laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions, which together with the costs of compliance, could have a material adverse impact on our results of operations.
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
We are subject to evolving privacy regulation under U.S. law as well. A number of proposals are pending before federal and state legislative and regulatory bodies, and additional laws and regulations have been passed but are not yet effective, any of which could significantly affect our business. For example, on June 28, 2018, California passed the California Consumer Privacy Act of 2018, or the CCPA, which will go into effect on January 1, 2020. The CCPA introduces significant changes to privacy law for businesses that collect personal information from California residents, including giving consumers statutory rights that are similar in some ways to those granted to consumers under the GDPR. The CCPA will impose substantial new compliance burdens on businesses subject to the law, and also creates a new potential source of consumer litigation through the private right of action authorized under the statute.
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

We strive to comply with laws, policies, legal obligations and industry requirements relating to privacy and data protection, that we believe we are subject to. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other privacy-related legal obligations, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws, their contractual obligations to us or our policies, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.
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

•
responsibility for the liabilities of acquired businesses, whether such liabilities were disclosed to us or not prior to our acquisition and whether such liabilities meet or exceed our estimates, including, without limitation liabilities arising out of the acquired businesses’ failure to maintain effective data protection and privacy controls and comply with applicable regulations;

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
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the second quarter of 2019, we recorded a pre-tax goodwill and intangible asset impairment charges of $5.3 million and $2.9 million, respectively, related to our Figure 8 acquisition. We will need to continue to evaluate the carrying value of our goodwill and may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined, which could adversely impact our results of operations, prospects and financial position. As of September 30, 2019, our goodwill balance was $67.3 million and our intangible asset balance was $3.2 million, which represented 27% and 1% of total consolidated assets, respectively.
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
Our members access information through our websites and mobile apps. Our reputation and ability to acquire, retain and serve our members depend upon the reliable performance of our websites and mobile apps and the underlying network infrastructure. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, such as infrastructure changes, human or software errors, computer viruses or physical or electronic break-ins, denial of service attacks, capacity constraints and fraud or security violations. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, or at all. It may become increasingly difficult to maintain and improve the performance and availability of our platform, especially during peak usage times, as our solutions become more complex and if our user traffic increases. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may use other services and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users and increase engagement on our website and mobile apps, as well as our ability to generate revenue from our paying families. These negative effects could be especially pronounced if our platform becomes unavailable or if its performance degrades during peak usage times. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our infrastructure to accommodate actual and anticipated changes in our business and in our technology, our business and operating results may be harmed.
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
We have implemented disaster recovery procedures that allow us to move our services to a back-up operating infrastructure in the event our primary operating infrastructure fails or otherwise becomes unavailable. However, these procedures do not allow an instantaneous transition from our primary to our back-up operating infrastructure, and there is no guarantee that our back-up operating infrastructure will function as intended. Therefore, if our primary operating infrastructure becomes inoperable, there will be a period of time during which our platform will be unavailable while the transition to our back-up operating infrastructure takes place, and there is a risk that the transition will be unsuccessful. Any period during which our existing members are unable to access our services, or prospective members are unable to register on our website, could negatively affect our business.
Interruptions or delays in service arising from our third-party vendors could impair the delivery of our service and harm our business.
We rely upon third-party vendors to provide certain services upon which we rely, including data center, communications and network infrastructure services, credit card and payment processing services, background checking services, in-center and in-home back-up care services, email management and delivery services, customer relationship management services and other services critical to our business. The operation of our product and service offerings could be impaired if the availability of these services is interrupted or limited in any way. We have contractual relationships with these parties but do not have physical control over their daily operations, which increases our vulnerability to problems with the services they provide. If any of these third-party service providers terminates its relationship with us, or does not provide an adequate level of service to our members, it would be disruptive to our business as we seek to replace the service provider or restore an adequate level of service.
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
From time to time, we become aware of information relating to our members through complaints from other members, publicly available sources or otherwise, which results in the removal of the member from our marketplace. Because of the complex legal and regulatory environment in which our business operates, we generally do not advise other members when we decide to remove a particular member and, when we do advise members that we have removed a member, we generally do not tell them the reason for removal. As a result, a member who hires a caregiver through our platform may not be aware that the caregiver has subsequently been removed from our marketplace or the reason the caregiver was removed, and may seek to make a legal claim against us for failure to notify them of the removal or the reason for the removal. Any such claims, whether or not meritorious, or any claim by a caregiver that he or she should not have been so removed, may be a distraction to management, result in our incurring costs to defend or settle the claim, result in adverse publicity, require us to pay damages or otherwise harm our business and reputation.
Adverse economic conditions may adversely impact our business.
Our business depends on the overall demand for care. Our prospective members’ employment and income impact their demand for care. Adverse economic conditions, including increases in unemployment or reductions in labor force participation in general or among our members and prospective members, could reduce the number of dual-income families – a key component of our target market ‑ and therefore the number of families seeking care. In addition, if consumer spending is reduced due to a weak economy, families may decrease spending on care services they believe to be non-essential, such as housekeeping and tutoring, or reduce or eliminate certain activities that typically require the services of our caregivers, such as date nights that require babysitters and vacations that may require pet sitters. As a result, adverse changes in prevailing economic conditions could decrease the traffic on our platform, reduce sales of our products and services and delay adoption of new offerings, which could cause our business to suffer.
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
We are or may be found to be subject to numerous state, federal and foreign laws and regulations that affect consumer-based businesses and companies that conduct business on the internet. Because our services are accessible worldwide, we are also subject to laws and regulations in jurisdictions, both in the United States and internationally, in which we have no operations. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business.  These may involve user privacy, information security and data protection, use of consumer background information, intellectual property, electronic contracts, consumer protection, telecommunications, taxation, employment, securities law compliance and online payment services. For example, many jurisdictions have passed laws, such as the GDPR and the CCPA, that impose new restrictions and obligations in connection with the collection, storage, use, transmittal and retention of consumer data, and other jurisdictions are considering such laws. These laws require the adoption of operating standards that can be vaguely defined and difficult, expensive and time consuming to implement. Many of these laws are new and remain untested. As a result, the costs of complying with these laws may increase in the future as they are interpreted and standards coalesce around their implementation. These laws have imposed, and will continue to impose, substantial new compliance burdens, and will expand our litigation and regulatory enforcement risks.
The U.S. federal, state, local and foreign laws and regulations that we are subject to affect, and in many cases restrict, the manner in which we are permitted to operate. Our compliance with these laws and regulations is monitored by governmental authorities, many of which have the power to launch investigations, or to cause legal proceedings to be commenced against us. Compliance with these laws and regulations also may be onerous and expensive, and variations and inconsistencies among jurisdictions in their scope and interpretation may further increase the cost of compliance and litigation risk. For example, we are subject to laws and regulations regarding unfair or deceptive trade practices. These laws and regulations can be interpreted to apply to content on our website, communications we make to our members and marketing materials we place with third parties or transmit to prospective or current members. We have been and are currently subject to regulatory investigations in connection with our auto-renew practices and compliance with unfair and deceptive trade practices laws. For more information about investigations related to our auto-renew practices, see Item 3 “Legal Proceedings.” In addition, a recently enacted law in California, known as Assembly Bill 5, codified an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status in the context of California wage orders. The passage of this bill could lead to additional scrutiny of the employment classification of caregivers who use our marketplace to connect with care seekers. Any adverse determination regarding the employment classification of caregivers who use our marketplace could complicate our efforts to operate profitably in California, which would harm our business. The penalties, fees and expenses we incur in connection with our compliance efforts or in response to investigations could be significant, either individually or in the aggregate. Changes to our practices in these or other areas that are required by law or as a result of investigations, or that we deem are advisable in light of the business and regulatory environments in which we operate, may have a negative effect on our results of operations.
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
We offer members a paid subscription service that auto-renews until downgraded to a non-paying membership. Many states have enacted laws specific to auto-renewing contracts and other states are considering such laws. Among other things, these laws may require specific notifications to or consents from consumers prior to and/or after a consumer agrees to an auto-renewing contract, including reminder notifications prior to a subscription renewing, and may specify the manner in which such notifications are given. Governmental investigations in connection with these laws can result in increased legal fees and settlements that require the payment of fines, changes to our business practices, or both. Violations of a state auto-renew laws can result in civil penalties and in many instances render the contract unenforceable, which could result in a refund of all fees paid under the contract. We have been and are subject to regulatory investigations in connection with our auto-renew practices. For example, the Marin County District Attorney’s Office is conducting an investigation related to the clarity and conspicuousness of our automatic renewal disclosures and the mechanism by which we obtain informed consent when members purchase premium subscriptions on our website. Violations of state auto-renew laws can result in civil penalties and in many instances render the applicable contract unenforceable, which could result in a refund of all fees paid under the contract. Even if no violations are found, complying with investigations can subject us to increased and adverse publicity. In addition, our contractual counter-parties may require us to make changes to our operating procedures related to the auto-renewal of our paid subscriptions. Any changes to our auto-renew practices that are required in connection with these investigations, that are required by law or by third parties, or that we deem are necessary or appropriate in light of the business and regulatory environments in which we operate may have a negative effect on our results of operations.
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
Many of the laws and regulations that we are or may be subject to were enacted prior to the advent of internet commerce, and as a result their applicability to our various lines of business may be difficult to anticipate. Even newly enacted laws and regulations may be unclear in their scope and applicability. Our failure to accurately or timely anticipate the application of laws and regulations that governmental authorities or others may claim are applicable to our products and services, or other failures to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, including curtailing or withdrawing entirely from one or more lines of business or jurisdictions, which could hurt our brand or cause our revenue to decrease, our costs to increase or our business otherwise to be harmed.
We could face liability or other expenses for information on or accessible through our online marketplace, including background check reports.
We offer families the ability to purchase and view through our marketplace background checks, including criminal background checks, of caregivers they are interested in hiring, subject to the caregivers’ consent, and we have begun expanding the criminal background checks that we run on caregivers actively seeking jobs via the U.S. consumer matching services as part of our preliminary caregiver screening procedures. We contract with third-party agencies that we believe are reputable to offer a variety of background checks that range in cost and comprehensiveness. For various reasons, including federal and state law limitations, state and county criminal record reporting system limitations, and human and electronic misstatements or errors, even the most comprehensive background check offered may not disclose the existence of all criminal records in all jurisdictions. These checks are performed with the consent of the person being checked, using information he or she provides, such as home address, social security number, date of birth, and name. If a member provides incorrect information, the check might be run with inaccurate identifying data, which can impact the validity of the criminal check. Finally, criminal records are not always reported accurately or promptly, and human and electronic error can result in inaccurate or incomplete reporting. Even though we disclose to families that the background checks run on caregivers as part of our preliminary screening procedures or that families purchase and/or view through our marketplace are not comprehensive and may not be accurate, up to date or complete, we are and may continue to be subject to lawsuits alleging that background checks offered and viewed through our marketplace failed to completely or accurately detect or disclose the criminal history of a caregiver, which resulted in the family hiring the caregiver and experiencing a loss for which we are responsible. We are, and in the future may be, subject to government investigations and inquiries into whether we failed to adequately describe or disclose the limitations of background checks conducted in connection with our services. The incidence of, and our potential liability and losses in connection with, these lawsuits and investigations may increase as we expand the scope of the screening we conduct as a matter of course on individual caregivers who use our U.S. consumer matching services. Our failure to successfully defend or settle any of these litigations or government proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition and results of operations. Even if we are able to successfully defend or favorably resolve a litigation, proceeding or investigation, publicity surrounding such litigation, proceeding or investigation could have a negative effect on our reputation and brand, which could harm our business and cause our stock price to fall.
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
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which the majority of eligible members of the electorate in the U.K. voted to approve the U.K.’s withdrawal from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the U.K. government served notice under Article 50 of the Treaty of the European Union on March 29, 2017 to formally initiate a withdrawal process. Under Article 50, the U.K and the E.U. had a two-year period to negotiate the terms of the U.K.’s withdrawal from the E.U. While this period has lapsed, the E.U. and the U.K. have agreed to extend the negotiation period on multiple occasions, most recently until January 31, 2020, though withdrawal before this date is possible if the British Parliament approves a plan earlier. The long-term nature of the U.K.’s relationship with the E.U. remains unclear, and there is considerable uncertainty as to if, when and how any relationship between the U.K. and the E.U. will be agreed upon and implemented.
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
Shares of our common stock were sold in our initial public offering in January 2014 at a price of $17.00 per share and, from the date our common stock first traded on the New York Stock Exchange through 43770 our common stock has subsequently traded as high as $29.25 and as low as $4.89. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this ‘‘Risk Factors’’ section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:
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
Certain stockholders could attempt to influence changes within our Company which could adversely affect our operations, financial condition and the value of our common stock.
Our stockholders may from time-to-time seek to acquire a controlling stake in our Company, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes to our board, our management or our Company. For example, the Company recently received an open letter from an activist stockholder encouraging our board to explore strategic alternatives. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, and could disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies. Any perceived uncertainties as to our future direction resulting from activist activity could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the performance and prospects of our Company. These actions could adversely affect our operations, financial condition and the value of our common stock.
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

Concentration of ownership among our officers, directors, large stockholders and their affiliates may prevent new investors from influencing corporate decisions.
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
In addition, pursuant to the terms of the Investment Agreement and the Series A Preferred Stock, for so long as CapitalG or its affiliates beneficially own at least 50% of the shares of Series A Preferred Stock purchased from us pursuant to the Investment Agreement, the holders of Series A Preferred Stock have the right to elect one director to our board, with CapitalG having the right to designate the nominee for such position. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of a director designated by CapitalG may differ from the interests of our stockholders as a whole or of our other directors.
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

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description
10.1#	Transition Agreement, dated as of August 6, 2019, between Care.com, Inc. and Sheila Lirio Marcelo
10.2#	Consulting Agreement, dated as of August 5, 2019, between Care.com, Inc. and Michael Echenberg
10.3#	Offer letter between the Care.com, Inc. and Michael Goss, dated August 30, 2019
31.1*#	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101*
The following materials from Care.com, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARE.COM, INC.

Dated: November 6, 2019	By: /s/ SHEILA LIRIO MARCELO
Sheila Lirio Marcelo
President and Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 6, 2019	By: /s/ MICHAEL GOSS
Michael Goss
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)